Form 10-Q
period 2012-03-31
VOCERA COMMUNICATIONS, INC.
filed 2012-05-14
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 001-35469

VOCERA COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3354663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Vocera Communications, Inc.
525 Race Street
San Jose, CA 95126
(408) 882-5100
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2012
Common Stock, $0.0003 par value per share	22,114,939 shares

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2012
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$14,153	$14,898
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2012 and December 31, 2011	15,826	15,782
Other receivables	1,026	865
Inventories	3,095	3,363
Restricted cash	303	303
Prepaid expenses and other current assets	5,846	2,851
Total current assets	40,249	38,062
Property and equipment, net	2,792	2,701
Other long-term assets	329	339
Intangible assets, net	2,922	3,141
Goodwill	5,575	5,575
Total assets	$51,867	$49,818
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities
Accounts payable	$2,126	$4,087
Product warranty	1,229	983
Accrued payroll and other accruals	13,318	10,143
Deferred revenue, current	18,945	18,220
Borrowings, current	6,500	6,500
Total current liabilities	42,118	39,933
Deferred revenue, long-term	4,577	4,273
Borrowings, long-term	1,333	1,833
Other long-term liabilities	167	165
Total liabilities	48,195	46,204
Commitments (Note 8)
Convertible preferred stock; $0.0003 par value - 26,103,736 authorized shares; 12,193,313 and 12,171,809 issued and outstanding shares at March 31, 2012 and December 31, 2011, respectively	53,355	53,013
Stockholders' deficit
Common stock, $0.0003 par value - 30,423,297 authorized shares, 3,999,915 and 3,780,490 issued and outstanding shares at March 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	8,013	7,461
Accumulated deficit	(57,697)	(56,861)
Total stockholders’ deficit	(49,683)	(49,399)
Total liabilities, convertible preferred stock and stockholders’ deficit	$51,867	$49,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue
Product	$14,637	$11,636
Service	8,482	6,687
Total revenue	23,119	18,323
Cost of revenue
Product	5,429	3,652
Service	3,569	3,162
Total cost of revenue	8,998	6,814
Gross profit	14,121	11,509
Operating expenses
Research and development	2,511	2,158
Sales and marketing	7,530	6,473
General and administrative	3,087	2,239
Total operating expenses	13,128	10,870
Income from operations	993	639
Interest income	12	5
Interest expense and other finance charges	(71)	(61)
Other income (expense), net	(1,597)	(465)
Income (loss) before income taxes	(663)	118
Benefit from (provision for) income taxes	(173)	37
Net income (loss)	$(836)	$155
Net income (loss) per common share
Basic and diluted	$(0.23)	$0.00
Weighted average shares used to compute net income (loss) per common share
Basic	3,661	2,943
Diluted	3,661	4,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(836)	$155
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	335	161
Amortization of intangible assets	218	250
Loss on disposal of property and equipment	3	—
Bad debt expense	—	(9)
Inventory write-down	4	3
Stock-based compensation expense	317	153
Non-employee stock-based compensation expense	29	—
Change in fair value of warrant liability	1,706	467
Change in fair value of option liability	—	183
Changes in assets and liabilities
Accounts receivable	(45)	(2,498)
Other assets	(161)	(346)
Inventories	264	411
Prepaid expenses and other current assets	(757)	(733)
Other long term assets	10	—
Accounts payable	(1,942)	104
Accrued liabilities	(153)	(1,593)
Warranty reserve	245	(14)
Other long term liabilities	2	—
Deferred revenue	1,029	1,306
Net cash provided by (used in) operating activities	268	(2,000)
Cash flows from investing activities
Purchase of property and equipment	(545)	(398)
Net cash used in investing activities	(545)	(398)
Cash flows from financing activities
Principal payments on long-term borrowings	(500)	(405)
Payment for repurchase of common stock	(6)	—
Proceeds from exercise of stock options	288	820
Common stock issuance costs	(250)	—
Net cash provided by (used in) financing activities	(468)	415
Net decrease in cash and cash equivalents	(745)	(1,983)
Cash and cash equivalents at beginning of period	14,898	8,642
Cash and cash equivalents at end of period	$14,153	$6,659

Supplemental disclosure of non-cash investing and financing activities
Costs related to the initial public offering in accounts payable and accrued liabilities	$1,988	$—
Property and equipment in accounts payable and accrued liabilities	116	87

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Vocera Communications, Inc. (“Vocera” or the “Company”) is a provider of mobile communication solutions focused on addressing critical communication challenges facing hospitals today. Vocera helps its customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through its Voice Communication, Secure Messaging, and Care Transition solutions. The Voice Communication solution, which includes a lightweight, wearable, voice-controlled communication badge and a software platform, enables users to connect instantly with other hospital staff simply by saying the name, function or group name of the desired recipient. The Secure Messaging solution securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. The Care Transition solution is a hosted voice and text based software application that captures, manages and monitors patient information when responsibility for the patient is transferred or “handed-off” from one caregiver to another, or when the patient is discharged from the hospital. These three solutions are complemented by our ExperiaHealth business, which is focused on improving patient experience.
Vocera was incorporated in Delaware on February 16, 2000. Vocera formed wholly owned subsidiaries Vocera Communications UK Limited and Vocera Communications Australia Pty Limited. in 2005, and Vocera Hand-Off, Inc., Vocera Canada, Limited. and ExperiaHealth, Inc. in 2010.
The Company completed its initial public offering of common stock on April 2, 2012 in accordance with the Securities Act of 1933, as amended.  The Company sold 5,000,000 shares and certain of its stockholders sold 1,727,000 shares, including 877,500 shares for the underwriters' over-allotment option, through a firm commitment underwritten, public offering.  The shares were sold at the initial public offering price of $16.00 per share for aggregate gross offering proceeds of $80.0 million to the Company and $27.6 million to the selling stockholders.  See Note 12, Subsequent Events for additional information.
Basis of presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company's prospectus for its initial public offering filed with the Securities and Exchange Commission on March 28, 2012. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or any other future year.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, useful lives assigned to long-lived assets, the valuation of common and preferred stock and related warrants and options, stock-based compensation expense, provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and accrued compensation approximates fair value due to their short maturities. Cash and cash equivalents are carried at fair value. The carrying value of the Company’s line of credit and bank loans approximate fair value based on current rates offered to the Company for similar debt instruments.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. The Company adopted this accounting standard effective January 1, 2012. The Company does not have any comprehensive income so the adoption of this standard did not have any impact on the financial presentation of the Company.
In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Prior to the amendment, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is calculated as being less than its carrying amount, then the second step of the quantitative test is to be performed to measure the amount of impairment loss, if any. The Company adopted this accounting standard effective January 1, 2012, and does not expect that this standard will have a material impact on the financial position or results of operations of the Company.

The Company qualifies as an "emerging growth company" pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, the Company is choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The decision to opt out of the extended transition period is irrevocable.

2.	Fair value of financial instruments

The carrying values of the Company’s cash and cash equivalents approximate their fair value due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Liabilities that are measured at fair value on a recurring basis consist of the convertible preferred stock warrant liability.
The Company’s preferred stock warrants were categorized as Level 3 because they were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment.
The estimated fair value of our current and long-term borrowings based on a market approach was approximately $7.8 million and $8.3 million as of March 31, 2012 and December 31, 2011 respectively and represent Level 2 valuations. When determining the estimated fair value of our debt, we used a commonly accepted valuation methodology and market-based risk measurements, such as credit risk.

The fair values of the Level 3 instruments was as follows:

	March 31, 2012				December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Convertible preferred stock warrants	—	—	3,216	3,216	—	—	1,853	1,853
The Company performed a fair value assessment of the preferred stock warrant inputs at the end of each reporting period. The fair value of the preferred stock warrant liability was estimated using an option pricing model that takes into account the contract terms as well as multiple inputs such as the Company's stock price, risk-free interest rates and expected volatility that the Company could not corroborate with market data. For the quarter ending March 31, 2012 the Company used a stock price of $16.00 - $23.40, risk-free interest rates of 0.07% - 0.66%, and expected volatility of 45% - 50%. For the year ending December 31, 2011 the Company used a stock price of $13.32 - $14.16, risk-free interest rates of 0.10% - 06.0%, and expected volatility of 45% - 50%. Any change in fair value is recognized as a component of other income (expense), net, in the consolidated statements of operations.
The following table presents a reconciliation for the preferred stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the months ended March 31, 2012 and 2011:

	Three months ended March 31,
(in thousands)	2012	2011
Fair value at beginning of period	1,853	1,127
Change in fair value	1,706	467
Exercise of preferred stock warrants	(343)	—
Fair value at end of period	3,216	1,594

3.	Income (loss) per share
Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Holders of Series A through Series F preferred stock were each entitled to receive non-cumulative dividends at the annual rate of 8% per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a dividend is paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock do not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities. Additionally, the Company considers shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities as the holders of these shares have a nonforfeitable right to dividends. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income (loss) per common share.

Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less income attributable to participating securities between common stock and participating securities. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
(in thousands, except per share amounts)	2012	2011
Numerator:
Net income (loss)	$(836)	$155
Less: undistributed earnings allocated to preferred stockholders	—	(155)
Net income (loss) attributable to common stockholders	(836)	—
Denominator:
Weighted-average shares used to compute basic net income (loss) per common share	3,661	2,943
Effect of potentially dilutive securities:
Employee stock options	—	1,975
Weighted average shares used to compute diluted income (loss) per common share	3,661	4,918
Net income (loss) per share
Basic and diluted net income (loss) per common share	$(0.23)	$0.00

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2012	2011
Convertible preferred stock (on an if converted basis)	12,938	12,899
Options to purchase common stock	3,682	2,181
Common stock subject to repurchase	195	851
Warrants to purchase convertible preferred stock	187	238

4.	Goodwill and intangible assets
Goodwill
As of both December 31, 2011 and March 31, 2012, the Company had $5.6 million of goodwill acquired. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the annual required test of impairment of goodwill as of September 30, 2011. The Company’s annual impairment test did not indicate impairment at any of its reporting units. No impairment was recorded in 2011. As of March 31, 2012 no changes in circumstances indicate that goodwill carrying values may not be recoverable.
Intangible assets
The fair values for acquired intangible assets were determined by management relying in part on valuations performed by independent valuation specialists. Acquisition related intangible assets are amortized over the life of the assets on a basis that resembles the economic benefit of the assets. This results in amortization that is higher in earlier periods of the useful life. The estimated useful lives and carrying value of acquired intangible assets are as follows:

		March 31, 2012			December 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(years)
Intangible assets:
Trademarks	6.9	70	20	50	70	16	54
Non-Compete Agreements	2.0	70	25	45	70	13	57
Customer Relationships	8.6	2,350	797	1,553	2,350	690	1,660
Developed Technology	6.0	1,880	606	1,274	1,880	510	1,370
		$4,370	$1,448	$2,922	$4,370	$1,229	$3,141

Amortization expense was $0.2 million and $0.3 million during the three months ended March 31, 2012 and March 31, 2011, respectively.

5.	Balance Sheet Components
Inventories

	March 31,	December 31,
(in thousands)	2012	2011
Raw Materials	$161	$250
Finished Goods	2,934	3,113
Total Inventories	$3,095	$3,363
Property and Equipment

	March 31,	December 31,
(in thousands)	2012	2011
Computer equipment and software	$3,884	$3,712
Furniture fixtures and equipment	966	1,018
Leasehold Improvements	1,662	1,493
Manufacturing tools and equipment	3,127	3,027
Construction in process	165	90
Less: Accumulated depreciation	(7,012)	(6,639)
Property and equipment, net	$2,792	$2,701
Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

Accrued Liabilities

	March 31,	December 31,
(in thousands)	2012	2011
Payroll and related expenses	$3,657	$4,424
Uninvoiced purchases	3,810	1,741
Preferred stock warrant liability	3,216	1,853
Deferred rent	530	500
Exercise of unvested stock options	449	373
Customer prepayments	940	387
Other	716	865
Total accrued payroll and other accruals	$13,318	$10,143

6.	Product Warranties
The Company provides for the estimated costs of hardware warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty includes parts and labor over a period generally ranging from one to three years. The Company provides no warranty for software. The Company regularly re-evaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.
A reconciliation of the changes in the Company's warranty reserve are as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Balance at the beginning of the period	$983	$605
Warranty expenses accrued	511	271
Warranty settlements made	(265)	(285)
Balance at the end of the period	$1,229	$591

7.	Borrowings
Term loan and revolving line of credit
In June 2004, the Company entered into a loan and security agreement with a bank, most recently amended in December 2010 (the “Amendment”). The Amendment renewed the revolving line of credit at $5.0 million, and increased the term loan from $2.0 million to $5.0 million. The following provides details of each of the two separate forms of credit extended under the loan and security agreement:

Revolving line of credit:
The Amendment allows the Company to borrow up to $5.0 million based on the Company’s working capital. The borrowing base is calculated based on up to 80% of eligible accounts receivable. Any outstanding balances above the availability on the borrowing base will be paid down or cash secured by the Company. Interest is payable monthly with the principal due at maturity. Borrowing under the line of credit bears interest at the bank’s prime rate plus 1%, provided that in no event will the prime rate be less than the 30-Day LIBOR rate plus 2.5%. As of both March 31, 2012 and December 31, 2011, the Company had drawn down $4.5 million under this line of credit. On February 13, 2012 the Company repaid $4.5 million under the line of credit, on March 23, 2012 the Company drew down $4.5 million, and finally on April 3, 2012 the Company repaid the line of credit of $4.5 million using the proceeds from the IPO. This line of credit expired in April 2012.

Term loan:
The Amendment allows the Company to borrow up to $5.0 million under a term loan; on December 13, 2010, the Company borrowed the full $5.0 million available. Approximately $1.0 million of the proceeds from this borrowing was used to pay off the previous term loan which was outstanding at the close of the Amendment. This loan will be repaid with six interest only payments, followed by 30 equal monthly installments of principal plus interest, which began on June 13, 2011. Interest is calculated at the bank’s prime rate plus 1.5% provided that in no event will the prime rate be deemed to be less than the 30-day LIBOR rate plus 2.5%. The term loan will mature in December 2013.
The agreement imposes various limitations on the Company, including without limitation, on its ability to: (i) transfer all or any part of its businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in a new business; (iii) incur additional indebtedness or liens with respect to any of its properties; (iv) pay dividends or make any other distribution on or purchase of, any of its capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt. The agreement also contains certain customary representations and warranties, additional covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to the Company’s business. In addition, the Loan Agreement requires the Company to maintain an adjusted quick ratio of 1.10:1, which is defined as unrestricted cash plus eligible accounts receivable; divided by current liabilities plus all other bank debt less the current portion of deferred revenue. The loan agreement also requires the Company to maintain minimum net income levels on a quarterly basis. As of March 31, 2012, the Company was in compliance with the agreement. In connection with the Company’ s IPO, on April 3, 2012, the Company paid off in full the outstanding loan balance of $3.3 million.

8.	Commitments

The Company undertakes, in the ordinary course of business, to (i) defend customers and other parties from certain third-party claims associated with allegations of trade secret misappropriation, infringement of copyright, patent or other intellectual property right, or tortious damage to persons or property and (ii) indemnify and hold harmless such parties from certain resulting damages, costs and other liabilities. The term of these undertakings may be perpetual and the maximum potential liability of the Company under certain of these undertakings is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these undertakings and, as a result, the Company believes the corresponding estimated fair value is minimal.
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. The Company currently has directors and officers insurance.
Non cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2011, and March 31, 2012, approximately $4.9 million and $4.3 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2012 and March 2017. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. In March 2012, the Company renewed its lease facilities in Toronto, Canada, and added an additional approximate 2,130 square feet. This lease will expire in March 2017.

Future minimum lease payments at March 31, 2012 under non-cancelable operating leases are as follows (in thousands):

2012 (remaining nine months)	$1,281
2013	1,461
2014	1,474
2015	1,480
2016 and beyond	470
Total minimum lease payments	$6,166

9.	Stock-based Compensation and Awards
Equity Incentive Plans
The Company has three equity incentive plans: the 2000 Stock Option Plan (the "2000 Plan"), the 2006 Stock Option Plan (the "2006 Plan") and the 2012 Stock Option Plan (the "2012 Plan"). On the day immediately prior to the date of the Company's prospectus for its initial public offering filed with the Securities and Exchange Commission on March 28, 2012, all shares that were reserved under the 2006 Plan but not subject to outstanding awards became available for grant under the 2012 Plan. No additional shares will be issued under the 2006 Plan. The 2000 Plan terminated in March 2010 and no additional shares will be issued under this plan. All options currently outstanding under the 2000 Plan and the 2006 Plan continue to be governed by the terms and conditions of those plans. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and stock bonuses. The ISOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years.
Early Exercise of Stock Options
The Company typically allows employees to exercise options granted under the 2000 and 2006 Plans prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 5, Accrued Liabilities), and reclassified to common stock as the Company’s repurchase right lapses. As of March 31, 2012 and December 31, 2011, 130,345 and 112,967 shares held by employees were subject to repurchase at an aggregate price of $0.5 million and $0.4 million, respectively.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, except for the first offering period which is for 11 months, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

Stock Option Activity
A summary of the stock option activity is presented below:

	Shares Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in years)	(in thousands)
Outstanding at December 31, 2011	1,101,111	3,808,222	$3.57	6.68	$28,682
Shares removed from the plan	(167,166)
Options granted	(98,400)	98,400	13.92
Options exercised		(201,061)	1.90
Options canceled	22,213	(22,213)	4.09
Options expired	1,669	(1,669)	2.42
Early exercised options repurchased and added back to the pool	1,214	—	5.04
Outstanding at March 31, 2012	860,641	3,681,679	$3.93	6.70	$71,668
On March 27, 2012 the Company granted to a certain member of the board of directors options to purchase an aggregate of 33,333 shares of common stock at an exercise price of $16.00, for an aggregate intrinsic value of $0.2 million. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $23.40 per share as of March 31, 2012, and the exercise price multiplied by the number of related options.
Restricted Stock Awards
In 2012, the Company began incorporating restricted stock awards as an element of our executive compensation plans. In February 2012, the Company granted certain of our directors restricted stock which vests 50% on the first anniversary of the grant, and 50% on the second anniversary of the grant.
A summary of the restricted stock activity is presented below:

	Number of shares	Weighted Average Grant Date Fair Value per Share
Granted	24,152	$12.42
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2012	24,152	12.42
The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. This model requires the following major inputs: the estimated fair value of the underlying common stock, the expected life of the option, the expected volatility of the underlying common stock over the expected life of the option, the risk-free interest rate and expected dividend yield.

The following assumptions were used for each respective period:

	Three months ended March 31,
	2012	2011
Expected Term (in years)	5.60	5.49
Volatility	47.9%	45.0%
Interest Rate	1.03%	2.48%
Dividend yield	0%	0%
At March 31, 2012, there was $4.2 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 3.3 years. The Company did not grant non-employee options in either of the three months ended March 31, 2012 or March 31, 2011.

10.	Segments

The Company has two operating segments which are both reportable business segments: (i) Product; and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results from operations. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.
The CODM regularly receives information related to revenue, cost of revenue, and gross profit for each operating segment, and uses this information to assess performance and make resource allocation decisions. All other financial information, including operating expenses and assets, is prepared and reviewed by the CODM on a consolidated basis. Assets are not a measure used to assess the performance of the Company by the CODM, therefore the Company does not report assets by segment internally or in its financial statements.
The following table presents a summary of the operating segments:

	Three Months Ended March 31,
(in thousands)	2012	2011
Revenue
Product	$14,637	$11,636
Service	8,482	6,687
Total revenue	23,119	18,323

Cost of revenue
Products	5,429	3,652
Services	3,569	3,162
Total cost of revenue	8,998	6,814
Gross profit	$14,121	$11,509
Supplemental information
The following tables and discussion present the Company’s revenue by product line, as well as revenue by geographic region:

	Three Months Ended March 31,
(in thousands)	2012	2011
Revenue
Product
Devices	$10,353	$8,259
Software	4,284	3,377
Total product	14,637	11,636

Service
Maintenance and support	6,110	4,975
Professional services and training	2,372	1,712
Total service	8,482	6,687
Total revenue	$23,119	$18,323
The Company’s revenue by geographic region, based on customer location, is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Revenue
United States	$20,151	$16,435
International	2,968	1,888
Total revenue	$23,119	$18,323

11.	Income Taxes
Income tax expense for the three months ended March 31, 2012 was $0.2 million and for the three months ended March 31, 2011 the amount was immaterial. The increase in expense for the period ended March 31, 2012 is primarily attributable to increased expected tax profits in the United States that will result in federal alternative minimum tax and state taxes in the states that the Company has a meaningful presence.
Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized.  The Company believes it is more likely than not that they would not be able to utilize these deferred tax assets in the future and as a result the Company has recorded a full valuation allowance on the U.S. federal and state deferred tax assets through March 31, 2012.
As of March 31, 2012, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2011.

12.	Subsequent Events

Subsequent to the close of the Company’s first quarter ended March 31, 2012, on April 2, 2012, the Company completed its initial public offering (“IPO”) of 6,727,500 shares of common stock, at $16.00 per share, before underwriting discounts and commissions. The Company sold 5,000,000 shares and existing stockholders sold an aggregate of 1,727,500 shares, including 877,500 shares as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds to the Company of approximately $74.4 million, after deducting underwriting discounts. Expenses incurred by the Company for the sale of common stock were approximately $3.8 million and will be recorded against the proceeds received from the sale of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
The outstanding shares of convertible preferred stock converted into shares of the Company’s common stock concurrent with the consummation of the IPO on April 2, 2012. The outstanding warrants to purchase shares of convertible preferred stock converted into warrants to purchase shares of common stock. Following the IPO, there were no shares of the Company’s convertible preferred stock outstanding.
Concurrent with the consummation of the IPO, on April 3, 2012, the Company paid off in full the outstanding line of credit of $4.5 million and the loan balance of $3.3 million.
Included within options outstanding are 233,622 options with an exercise price of $1.74 that contain performance and market based conditions. These options vest upon either (i) the sale of the Company for an enterprise value of at least $400 million or (ii) the completion of an initial public offering and a market capitalization of a least $400 million for 10 consecutive business days at any time after the IPO. The fair value of these options will be measured upon the satisfaction of one of the conditions above, and fully expensed in the period in which the condition is satisfied. The Company has determined that the second condition was met in April 2012, and will expense the full value of approximately $0.2 million of these options in the second quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our plans, objectives, expectations and intentions, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.
Business overview
We are a provider of mobile communication solutions focused on addressing critical communication challenges facing hospitals today. We help our customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through our Voice Communication, Secure Messaging, and Care Transition solutions. Our Voice Communication solution, which includes a lightweight, wearable, voice-controlled communication badge and a software platform, enables users to connect instantly with other hospital staff simply by saying the name, function or group name of the desired recipient. Our Secure Messaging solution securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. Our Care Transition solution is a hosted voice and text based software application that captures, manages and monitors patient information when responsibility for the patient is transferred or “handed-off” from one caregiver to another, or when the patient is discharged from the hospital.

At the core of our Voice Communication solution is a patent-protected software platform that we introduced in 2002. We have significantly enhanced and added features and functionality to this solution through ongoing development based on frequent interactions with our customers. Our software platform is built upon a scalable architecture and recognizes more than 100 voice commands. Users can instantly communicate with others using the Vocera communication badge, or through Vocera Connect client applications available for BlackBerry, iPhone and Android smartphones, as well as Cisco wireless IP phones and other mobile devices. Our Voice Communication solution can also be integrated with nurse call and other clinical systems to immediately and efficiently alert hospital workers to patient needs. We have shipped over 400,000 communication badges to our customers.

We outsource the manufacturing of our products. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain manufacturing operations. We work closely with our contract manufacturer, SMTC Corporation, and key suppliers to manage the procurement, quality and cost of components. We seek to maintain an optimal level of finished goods inventory to meet our forecasted sales and unanticipated shifts in sales volume and mix.
To date, substantially all of our revenue has been derived from sales of our Voice Communication solution, including product maintenance and related services. Revenue grew 26.2% from $18.3 million in March 2011 to $23.1 million in March 2012. For the quarter ended March 31, 2012, we recorded a net loss of $0.8 million, which included $1.7 million of preferred stock warrant liability revaluation.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We have very low customer revenue concentrations. For 2011, our largest end customer represented only 2.8% of revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom and Australia, most of our customers are located in the United States. International customers represented 12.8% and 10.3% of our revenue for the quarters ended March 31, 2012 and March 31, 2011, respectively. We are developing plans to expand our presence in other English speaking markets and enter non-English speaking markets.
We qualify as an "emerging growth company" pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The decision to opt out of the extended transition period is irrevocable.
Critical Accounting Policies and Estimates
There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission on March 28, 2012 (our “Prospectus”).

Components of operating results

Revenue. We generate revenue from the sale of products and services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

Revenue is comprised of the following:

•
Product. Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges, badge accessories, including batteries, battery chargers, lanyards, clips and other ancillary badge components, and our Vocera smartphone. Software revenue is derived primarily from the sale of perpetual licenses to our Voice Communication solution. We derive additional software revenue from the sale of term licenses which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of term licenses, ratably over the applicable term.

•
Service. We receive service revenue from sales of software maintenance, extended warranties and professional services. Software maintenance is typically invoiced annually in advance, recorded as deferred revenue, and recognized as revenue ratably over the service period. Our professional services revenue is based on both time and materials, and fixed price contracts, and is recognized as the services are provided. Extended warranties are invoiced in advance, recorded as deferred revenue, and recognized ratably over the extended warranty period.

Cost of revenue. Cost of revenue is comprised of the following:

•
Cost of product. Cost of product is comprised primarily of materials costs, software license costs, warranty, and manufacturing overhead for test engineering, material requirements planning and our shipping and receiving functions. Cost of product also includes facility costs, information technology costs and write-offs for excess and obsolete inventory, as well as depreciation and amortization expenses. As we introduce new products, we expect material costs will increase as a percent of revenue for a period of time.

•
Cost of service. Cost of service is comprised primarily of employee wages, benefits and related personnel expenses of our technical support team, our professional consulting personnel and our training teams. Cost of service also includes facility and information technology costs. We expect our cost of service will increase as we continue to invest in support services to meet the needs of our customer base.

Operating expenses. Operating expenses are comprised of the following:

•
Research and development. Research and development expenses consist primarily of employee wages, benefits and related personnel expenses, hardware materials, and consultant fees and expenses related to the design, development, testing and enhancements of our solutions. We intend to continue to invest in improving the functionality of our solutions and the development of new solutions. As a result, we expect research and development expense to increase for the foreseeable future.

•
Sales and marketing. Sales and marketing expenses consist primarily of employee wages, benefits and related personnel expenses, as well as trade shows, marketing and public relations programs and advertising. Sales commissions are earned when an order is received from a customer, and as a result, in some cases these commissions are expensed in an earlier period than the period in which the related revenue is recognized. Historically, our bookings have tended to peak in the fourth quarter of each year driving higher sales commissions, and to be lowest in the first quarter. We intend to continue to expand our direct sales force for the foreseeable future and, accordingly, expect sales and marketing expenses to increase.

•
General and administrative. General and administrative expenses consist primarily of employee wages, benefits and related personnel expenses, consulting, audit fees, legal fees, and other general corporate expenses. We expect general and administrative expense to increase for the foreseeable future due to the significant costs we expect to incur as we continue to build and maintain the infrastructure necessary to comply with the regulatory requirements of being a public company and as we add personnel to support our growth.

Interest income, interest expense, and other income (expense), net.

•
Interest income. Interest income consists primarily of interest income earned on our cash and cash equivalent balances. Our interest income will vary each reporting period depending on our average cash and cash equivalent balances during the period and market interest rates.

•
Interest expense. Interest expense includes interest expense related to debt and financing obligations resulting from our credit facility and security agreement. We expect interest expense to fluctuate in the future with changes in our borrowings

•
Other income (expense), net. Other income (expense), net consists primarily of the change in the fair value of our convertible preferred stock warrants. Our outstanding convertible preferred stock warrants are classified as liabilities and, as such, are marked-to-market at each balance sheet date with the corresponding gain or loss from the adjustment recorded as other income (expense), net. We will continue to record adjustments to the fair value of the warrants until they are exercised, converted into warrants to purchase common stock or expire, at which time the warrants will no longer be remeasured at each balance sheet date. Upon the consummation of the IPO, on April 2, 2012, these warrants converted into warrants to purchase common stock. Other income (expense), net also includes any foreign exchange gains and losses.

Provision for income taxes. We are subject to income taxes in the countries where we sell our solutions. Historically, we have primarily been subject to taxation in the United States because we have sold the majority of our solutions to customers in the United States. We anticipate that in the future as we expand our sale of solutions to customers outside the United States, we will become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly. Currently, each of our international subsidiaries is operating under cost plus agreements where the U.S. parent company reimburses the international subsidiary for its costs plus a reasonable profit.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Changes in valuation allowances are reflected as component of provision for income taxes.

Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

(in thousands)	Three Months Ended March 31,
	2012	2011
Consolidated statement of operations data:	(unaudited)
Revenue
Product	$14,637	$11,636
Service	8,482	6,687
Total revenue	23,119	18,323
Cost of revenues
Product	5,429	3,652
Service	3,569	3,162
Total cost of revenues	8,998	6,814
Gross profit	14,121	11,509
Operating expenses:
Research and development	2,511	2,158
Sales and marketing	7,530	6,473
General and administrative	3,087	2,239
Total operating expenses	13,128	10,870
Income (loss) from operations	993	639
Interest income	12	5
Interest expense	(71)	(61)
Other income (expense)	(1,597)	(465)
Income (loss) before income taxes	(663)	118
Benefit (provision) for income taxes	(173)	37
Net income (loss)	$(836)	$155

Comparison of Three months Ended March 31, 2012 and 2011

Revenue:

	Three Months Ended March 31,
	2012		2011		Change
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	%
Revenue
Product	14,637	63.3%	11,636	63.5%	3,001	25.8%
Service	8,482	36.7%	6,687	36.5%	1,795	26.8%
Total revenue	23,119	100.0%	18,323	100.0%	4,796	26.2%

Total revenue increased $4.8 million, or 26.2%, from the three months ended March 31, 2011 to March 31, 2012.

Product revenue increased $3.0 million, or 25.8%. Device revenue increased $2.1 million, or 25.4%, and software revenue increased $0.9 million, or 26.9%. The increase in device revenue, which related entirely to our Voice Communication solution, was driven primarily by an increase in unit sales of badges and related accessories from new customers making initial purchases, existing customers expanding deployments within their facilities to new departments and users, and customers replacing badges. A portion of the increase in device revenue was a result of higher average selling prices as a result of lower discounts and a change in mix as customers move to the B3000 badge, which has a higher list price than the B2000 badge. The list prices for our products did not change substantially in 2012. The increase in software revenue was primarily a result of an increase in sales of Voice Communication software licenses, primarily to existing customers to support enterprise expansions.

Service revenue increased $1.8 million, or 26.8% from the three months ended March 31, 2011 to March 31, 2012. Software maintenance and support revenue increased $1.1 million, or 22.8%, and professional services and training revenue increased $0.7 million, or 38.6%. The increase in software maintenance and support revenue was primarily a result of a larger customer base increasing software maintenance revenue by $0.9 million. The increase in professional services and training revenue included $0.4 million as a result of an increase in the number of new deployments and expansions of our Voice Communication solution.

Cost of revenue:

	Three Months Ended March 31,
	2012	2011	Change
(in thousands)	Amount	Amount	Amount	%
Cost of revenue
Product	5,429	3,652	1,777	48.7%
Service	3,569	3,162	407	12.9%
Total cost of revenue	8,998	6,814	2,184	32.1%

Gross margin
Product	62.9%	68.6%	(5.7)%
Service	57.9%	52.7%	5.2%
Total gross margin	61.1%	62.8%	(1.7)%

Cost of product revenue increased $1.8 million, or 48.7%, from the three months ended March 31, 2011 to March 31, 2012. The increase in cost of product revenue was primarily due to higher unit shipments. Gross margin as a percentage of revenue decreased in the 2012 period compared to the corresponding period in 2011 as we incurred higher initial manufacturing costs for the B3000 badge. We expect the cost to manufacture the B3000 to decline throughout the remainder of 2012.

Cost of service revenue increased $0.4 million, or 12.9%, from the three months ended March 31, 2011 to March 31, 2012. This increase was primarily due to a $0.4 million increase in employee wages and other personnel costs in our services organization to support growth in customer deployments and technical support. Headcount increased by 9 from 65 as of March 31, 2011 to

74 as of March 31, 2012.

Operating expenses:

	Three Months Ended March 31,
	2012		2011		Change
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	%
Operating expenses:
Research and development	2,511	10.9%	2,158	11.8%	353	16.4%
Sales and marketing	7,530	32.6%	6,473	35.3%	1,057	16.3%
General and administrative	3,087	13.4%	2,239	12.2%	848	37.9%
Total operating expenses	13,128	56.8%	10,870	59.3%	2,258	20.8%

Research and development expense. Research and development expense increased $0.4 million, or 16.4%, from the three months ended March 31, 2011 to March 31, 2012. This increase was primarily due to personnel costs and other expenses associated with an increase in headcount from 46 to 50.

Sales and marketing expense. Sales and marketing expense increased $1.0 million, or 16.3%, from the three months ended March 31, 2011 to March 31, 2012. This increase was primarily due to a $0.7 million increase in employee wages, $0.1 million due to additional travel costs as our sales force becomes more mobile and $0.1 million of consulting fees.

General and administrative expense. General and administrative expense increased $0.8 million, or 37.9%, from the three months ended March 31, 2011 to March 31, 2012. This increase was due to a $0.4 million increase in employee wages and other personnel costs, a $0.2 million increase in bonuses, and a $0.3 million increase in audit fees, offset by a $0.1 million decrease in consulting and temporary labor expenses.

Other income (expense):

	Three Months Ended March 31,
(in thousands)	2012	2011	Change
Interest income	12	5	7
Interest expense	(71)	(61)	(10)
Other income (expense), net	(1,597)	(465)	(1,132)

Interest income. Interest income increased slightly from the three months ended March 31, 2011 to March 31, 2012 due to higher cash balances.

Interest expense. Interest expense increased slightly due to higher borrowings at the end of the three months ended March 31, 2012.

Other income (expense), net. The $1.1 million decrease in other expense from the three months ended March 31, 2011 to March 31, 2012 is due primarily to the change in fair market value of the convertible preferred stock warrants, as a result in the increase in the valuation of the Company due to the initial public offering.

Liquidity and capital resources

As of March 31, 2011, we had cash and cash equivalents of $14.2 million and debt borrowings of $7.8 million.

On April 2, 2012, we completed our initial public offering in which we and existing stockholders sold 6,727,500 shares of common stock at $16.00 per share, before underwriting discounts and commissions. We sold 5,000,000 shares and existing stockholders sold an aggregate of 1,727,500 shares, including 877,500 shares as a result of the underwriters' exercise of their over-allotment option. We received net proceeds of approximately $74.4 million, after deducting underwriting discounts and before offering expenses, from our initial public offering. We did not receive any proceeds from the sale of shares by existing stockholders in our initial public offering.
We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months.

	For the three months ended March 31,
(in thousands)	2012	2011
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	268	(2,000)
Net cash used in investing activities	(545)	(398)
Net cash provided by (used in) financing activities	(468)	415

Operating activities
Cash provided by operating activities was $0.3 million in the first three months of 2012, after the exclusion of non-cash items such as the mark to market valuation of the preferred stock warrants of $1.7 million, depreciation and amortization of $0.3 million, amortization of intangible assets of $0.2 and stock-based compensation of $0.3 million. These items offset the net loss of $0.8 million, along with an increase in deferred revenue of $1.0 million, a decrease in accounts payable of $1.9 million due to a pay down of vendor balances from the year end, and a decrease in other assets and liabilities of $0.5 million.

Cash used in operating activities was $2.0 million for the three months ended March 31, 2011 which was primarily due to a $2.5 million increase in accounts receivable as a result of increased revenues in the quarter and an increase in aged balances, a $1.6 million decrease in accrued liabilities due to payments of commissions and bonuses, offset by an increase in deferred revenue of $1.3 million.

Investing activities
Cash used in investing activities was $0.5 million in the first three months of 2012, and $0.4 million in the first three months of 2011, which was due to the purchase of property and equipment and leasehold improvements.

Financing activities
Cash used in financing activities was $0.5 million in first three months of 2012, which was primarily attributable to a $0.5 million decrease in debt due to principal payments being made, and $0.3 million of expenses incurred as part of our initial public offering, offset by $0.3 million of proceeds from the exercise of stock options.

Cash provided by financing activities was $0.4 million in the first three months of 2011, which was due to $0.8 million of proceeds from the exercise of stock options, offset by the payment of the operating loan the Company assumed in association with the acquisition of Wallace Wireless in December 2010.

Contractual obligations
The following table summarizes our contractual obligations as of March 31, 2012:

(in thousands)	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	6,166	1,281	4,415	470	—
Line of credit	4,500	4,500	—	—	—
Debt, including interest	3,474	1,597	1,877	—	—
Purchase commitments	4,309	4,309	—	—	—
Total	18,449	11,687	6,292	470	—

On April 3, 2012, the Company paid off in full the outstanding line of credit of $4.5 million and the loan balance of $3.3 million.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, historically we have invested in money market funds. To minimize the exposure due to an adverse shift in interest rates, we invest in cash and cash equivalents.
Historically our operations have consisted of research and development and sales activities in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We expect to generate future revenue and incur future expenses associated with operating our Canadian subsidiary that was acquired in late 2010. We are developing plans to expand our international presence. Accordingly, we expect that our exposure to changes in foreign currency exchange rates and economic conditions will increase in future periods.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 21, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting which occurred during the period covered by this Quarterly Report on Form 10-Q which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Quarterly Report on Form 10-Q and in our prospectus for our initial public offering as filed with the Securities and Exchange Commission on March 28, 2012, which could materially affect our business, financial condition or future results. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely harmed. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.
Risks related to our business and industry

We have incurred significant losses since inception, and may incur losses in the future.

We have incurred significant losses since our inception and may incur losses in the future as we continue to grow our business. As of March 31, 2012, we had an accumulated deficit of $57.7 million. We expect our expenses to increase due to the hiring of additional personnel and the additional operational and reporting costs associated with being a public company. If we cannot achieve and maintain profitability, our business will be harmed and our stock price could decline.

Our ability to achieve and maintain profitability in the future depends upon continued demand for our communication solutions from existing and new customers. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to improve patient safety and satisfaction and increase hospital efficiency and productivity. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of orders, the pricing and costs of our solutions, and the extent to which we invest in sales and marketing, research and development and general and administrative resources.

We depend on sales of our Voice Communication solution in the healthcare market for substantially all of our revenue, and any decrease in its sales would harm our business.

To date, substantially all of our revenue has been derived from sales of our Voice Communication solution to the healthcare market and, in particular, hospitals. Any decrease in revenue from sales of our Voice Communication solution would harm our business. For 2010 and 2011, sales of our Voice Communication solution to the healthcare market accounted for 96.9% and 92.3% of our revenue, respectively. In addition, we obtained a significant portion of these sales from existing hospital customers. We only recently began offering our Secure Messaging and Care Transition solutions, and we anticipate that sales of our Voice Communication solution will represent a significant portion of our revenue for the foreseeable future. While we are evaluating new solutions for non-healthcare markets, we may not be successful in applying our technology to these markets. In any event, we do not anticipate that sales of our Voice Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

Our success depends in part upon the deployment of our Voice Communication solution by new hospital customers, the expansion and upgrade of our solution at existing customers, and our ability to continue to provide on a timely basis cost-effective solutions that meet the requirements of our hospital customers. Our Voice Communication solution requires a substantial upfront investment by customers. Typically, our hospital customers initially deploy our solutions for specific users in specific departments before expanding our solution into other departments or for other users. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital.

Even if hospital personnel determine that our Voice Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints, ever increasing demands from a growing number of patients, and impediments to obtaining reimbursements for their services. We believe hospitals are currently allocating funds for capital and infrastructure improvements to benefit from recently enacted electronic medical records incentives, which may impact their ability to purchase and deploy our solutions. We might not be able to sustain or increase our revenue from sales of our Voice Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to 12 months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. As a result, our revenue and operating results may vary significantly from quarter to quarter.

If we fail to increase market awareness of our brand and solutions, and expand our sales and marketing operations, our business could be harmed.

We intend to continue to add personnel and expend resources in sales and marketing as we focus on expanding awareness of our brand and solutions and capitalize on sales opportunities with new and existing customers. Our efforts to improve sales of our solutions will result in an increase in our sales and marketing expense and general and administrative expense, and these efforts may not be successful. Some newly hired sales and marketing personnel may subsequently be determined to be unproductive and have to be replaced, resulting in operational and sales delays and incremental costs. If we are unable to significantly increase the awareness of our brand and solutions or effectively manage the costs associated with these efforts, our business, financial condition and operating results could be harmed.

If we fail to offer high-quality services and support for any of our solutions, our ability to sell those solutions will be harmed.

Our ability to sell our Voice Communication, Secure Messaging or Care Transitions solutions are dependent upon our professional services and technical support teams providing high-quality services and support. Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solution and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is unsatisfactory, as has been the case with certain third-party deployments in the past, we may incur significant costs to attain and sustain customer satisfaction. As we rapidly hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading to some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners to provide high-quality services and support in markets outside the United States could also harm sales of our solutions.

We depend on a number of sole source and limited source suppliers, and if we are unable to source our components from them, our business and operating results could be harmed.

We depend on sole and limited source suppliers for several hardware components of our Voice Communication solution, including our batteries and integrated circuits. We purchase inventory generally through individual purchase orders. Any of these suppliers could cease production of our components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. These suppliers typically rely on purchase orders rather than long-term contracts with their suppliers, and as a result, even if available, the supplier may not be able to secure sufficient materials at reasonable prices or of acceptable quality to build our components in a timely manner. Any of these circumstances could cause interruptions or delays in the delivery of our solutions to our customers, and this may force us to seek components from alternative sources, which may not have the required specifications, or be available in time to meet demand or on commercially reasonable terms, if at all. Any of these circumstances may also force us to redesign our solutions if a component becomes unavailable in order to incorporate a component from an alternative source.

Our solutions incorporate multiple software components obtained from licensors on a non-exclusive basis, such as voice recognition software, software supporting the runtime execution of our software platform, and database and reporting software. Our license agreements can be terminated for cause. In many cases, these license agreements specify a limited term and are only renewable beyond that term with the consent of the licensor. If a licensor terminates a license agreement for cause, objects to its renewal, or conditions renewal on modified terms and conditions, we may be unable to obtain licenses for equivalent software components on reasonable terms and conditions, including licensing fees, warranties or protection from infringement claims. Some licensors may discontinue licensing their software to us or support of the software version used in our solutions. In such circumstances, we may need to redesign our solutions at substantial cost to incorporate alternative software components or be subject to higher royalty costs. Any of these circumstances could adversely affect the cost and availability of our solutions.

Third-party licensors generally require us to incorporate specific license terms and conditions in our agreements with our customers. If we are alleged to have failed to incorporate these license terms and conditions, we may be subject to claims by these licensors, incur significant legal costs defending ourselves against such claims and, if such claims are successful, be subject to termination of licenses, monetary damages, or an injunction against the continued distribution of one or more of our solutions.

Because we depend upon a contract manufacturer, our operations could be harmed and we could lose sales if we encounter problems with this manufacturer.

We do not have internal manufacturing capabilities and rely upon a contract manufacturer, SMTC Corporation, to produce the primary hardware component of our Voice Communication solution. We have entered into a manufacturing agreement with SMTC that is terminable by either party with advance notice and that may also be terminated for a material uncured breach. We also rely on original design manufacturers, or ODMs, to produce accessories, including batteries, chargers and attachments. If SMTC or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solution to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.

SMTC or ODMs may experience problems that could impact the quantity and quality of components of our Voice Communication solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. SMTC and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner. The majority of the components of our Voice Communication solution are manufactured in Asia or Mexico and adverse changes in political or economic circumstances in those locations could also disrupt our supply and quality of components of our solutions. In October 2011, we introduced the B3000 badge. Initial production of this product commenced with SMTC in the United States, with production fully transitioning to Mexico expected to occur by the end of May 2012. Companies occasionally encounter unexpected difficulties in ramping up to volume production of new products, and we may experience such difficulties with the B3000 badge. SMTC and our ODMs also manufacture products for other companies. Generally, our orders represent a relatively small percentage of the overall orders received by SMTC and these ODMs from their customers; therefore, fulfilling our orders may not be a priority in the event SMTC or an ODM is constrained in its ability to fulfill all of its customer obligations. In addition, if SMTC or an ODM is unable or unwilling to continue manufacturing components of our solutions, we may have to identify one or more alternative manufacturers. The process of identifying and qualifying a new contract manufacturer or ODM can be time consuming, and we may not be able to substitute suitable alternative manufacturers in a timely manner or at an acceptable cost. Additionally, transitioning to a new manufacturer may cause us to incur additional costs and delays if the new manufacturer has difficulty manufacturing components of our solutions to our specifications or quality standards.

If we fail to forecast our manufacturing requirements accurately, or fail to properly manage our inventory with our contract manufacturer, we could incur additional costs and experience manufacturing delays, which can adversely affect our operating results.

We place orders with our contract manufacturer, SMTC, and we and SMTC place orders with suppliers based on forecasts of customer demand. Because of our international low cost sourcing strategy, our lead times are long and cause substantially more risk to forecasting accuracy than would result were lead times shorter. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates affecting our ability to meet our customers’ demands for our solutions. If demand for our solutions increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to expedite the manufacture and delivery of additional inventory. If we underestimate customer demand, our contract manufacturer may have inadequate materials and subcomponents on hand to produce components of our solutions, which could result in manufacturing interruptions, shipment delays, deferral or loss of revenue, and damage to our customer relationships. Conversely, if we overestimate customer demand, we and SMTC may purchase more inventory than required for actual customer orders, resulting in excess or obsolete inventory, thereby increasing our costs and harming our operating results.

If hospitals do not have and are not willing to install or upgrade the wireless infrastructure required to operate our Voice Communication solution, then they may experience technical problems or not purchase our solution at all.

The effectiveness of our Voice Communication solution depends upon the quality and compatibility of the communications environment of our healthcare customers. Our solutions require voice-grade wireless, or Wi-Fi, installed through large enterprise environments, which can vary from hospital to hospital and from department to department within a hospital. Many hospitals have not installed a voice-grade wireless infrastructure. If potential customers do not have a wireless network that can properly and fully interoperate with our Voice Communication solution, then such a network must be installed, or an existing Wi-Fi network must be upgraded or modified, for example, by adding access points in stairwells, for our Voice Communication solution to be fully functional. The additional cost of installing or upgrading a Wi-Fi network may dissuade potential customers from installing our solution. Furthermore, if changes to a customer’s physical or information technology environment cause integration issues or degrade the effectiveness of our solution, or if the customer fails to upgrade its environment as may be required for software releases or updates, the customer may not be able to fully utilize our solution or may experience technical problems, or these changes may impact the performance of other wireless equipment being used.If such circumstances arise, prospective customers may not purchase or existing customers may not expand their use of or deploy upgraded versions of our Voice Communication solution, thereby harming our business and operating results.

If we fail to achieve and maintain certification for certain U.S. federal standards, our sales to U.S. government customers will suffer.

We believe that a significant opportunity exists to sell our products to healthcare facilities in the Veterans Administration and Department of Defense, or DoD. These customers require independent certification of compliance with particular requirements relating to encryption, security, interoperability and scalability. These requirements include compliance with Federal Information Processing Standard, or FIPS, 140-2 and, as to DoD facilities, certification by the Joint Interoperability and Test Command, or JITC, of DoD and under the DoD Information Assurance Certification and Accreditation Process, or DIACAP. We are in the process of completing full certification of our Voice Communication solution under these standards for use with the B2000 badge, and will undertake to achieve certification for the B3000 badge and future products as well. A failure on our part to comply in a timely manner with these requirements, or to maintain certification, both as to current products and as to new product versions, could adversely impact our revenue.

We plan to opportunistically expand our communications solutions in non-healthcare markets, but this expansion may not be successful.

We are currently focused on selling our communications solutions to the healthcare market. We are evaluating how to further serve non-healthcare markets, but we plan to address non-healthcare markets opportunistically. We may not be successful in further penetrating the current non-healthcare markets we serve or in selling our solutions to new markets. Our Voice Communication solution has been deployed in over 100 customers in non-healthcare markets, including hospitality, retail and libraries. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if our solutions are adopted more slowly than we anticipate, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements, or that sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our Voice Communication solution. Our recently introduced B3000 badge will reduce demand for our existing B2000 badges, and we must therefore successfully manage the transition from existing badges, avoid excessive inventory levels and ensure that sufficient supplies of new badges can be delivered to meet customer demand. We also may incur substantial costs or delays in the manufacture of the B3000 badge and any additional new products or models as we seek to optimize production methods and processes at our contract manufacturer. In addition, we expect that we will at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

If we do not achieve the anticipated strategic or financial benefits from our acquisitions or if we cannot successfully integrate them, our business and operating results could be harmed.

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic, such as our four acquisitions completed in 2010. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating any acquired businesses, technologies or assets. If we cannot effectively integrate our Voice Communication solution with our new Secure Messaging and Care Transition solutions and successfully market and sell these solutions, we may not achieve market acceptance for, or significant revenue from, these new solutions.

Integrating newly acquired businesses, technologies and assets could strain our resources, could be expensive and time consuming, and might not be successful. Our recent acquisitions expose us, and if we acquire or invest in additional businesses, technologies or assets, we will be further exposed, to a number of risks, including that we may:

•	experience technical issues as we integrate acquired businesses, technologies or assets into our existing communications solutions

•	encounter difficulties leveraging our existing sales and marketing organizations, and direct sales channels, to increase our revenue from acquired businesses, technologies or assets

•	find that the acquisition does not further our business strategy, we overpaid for the acquisition or the economic conditions underlying our acquisition decision have changed

•	have difficulty retaining the key personnel of acquired businesses

•
suffer disruption to our ongoing business and diversion of our management’s attention as a result of transition or integration issues and the challenges of managing geographically or culturally diverse enterprises

•
experience unforeseen and significant problems or liabilities associated with quality, technology and legal contingencies relating to the acquisition, such as intellectual property or employment matters

In addition, from time to time we may enter into negotiations for acquisitions that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, the ownership of existing stockholders would be diluted. In addition, acquisitions may result in the incurrence of debt, contingent liabilities, large write-offs, or other unanticipated costs, events or circumstances, any of which could harm our operating results.

If we are not able to manage our growth effectively, or if our business does not grow as we expect, our operating results will suffer.

We have experienced significant revenue growth in a short period of time. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, acquire complementary businesses, technologies or assets, and increase our investment in research and development. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

•	manage our expenses in line with our operating plans and current business environment

•	maintain and enhance our operational, financial and management controls, reporting systems and procedures

•	integrate acquired businesses, technologies or assets

•	manage operations in multiple locations and time zones

•	develop and deliver new solutions and enhancements to existing solutions efficiently and reliably

We anticipate implementing a new enterprise resource planning application, or ERP, and start the planning and implementation process in 2012. We may experience difficulties in implementing the ERP, and we may fail to gain the efficiencies the implementation is designed to produce. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to our customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

We expect to incur costs associated with the investments made to support our growth before the anticipated benefits or the returns are realized, if at all. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or enhancements to existing solutions. We may also fail to satisfy customer requirements, maintain quality, execute our business plan or respond to competitive pressures, which could result in lower revenue and a decline in the share price of our common stock.

We generally recognize revenue from maintenance and support contracts over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

Our revenue and operating results have fluctuated, and are likely to continue to fluctuate, which may make our quarterly results difficult to predict, cause us to miss analyst expectations and cause the price of our common stock to decline.

Our operating results may be difficult to predict, even in the near term, and are likely to fluctuate as a result of a variety of factors, many of which are outside of our control. We have historically obtained substantially all of our revenue from the sale of our Voice Communication solution, which we anticipate will represent the most significant portion of our revenue for the foreseeable future, as we only recently began offering our Secure Messaging and Care Transition solutions.

Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services

•	our ability to expand our sales and marketing operations

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters

•	our mix of solutions and pricing, including discounts by us or our competitors

•	our ability to forecast demand and manage lead times for the manufacture of our solutions

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance

Our success depends upon our ability to attract, integrate and retain key personnel, and our failure to do so could harm our ability to grow our business.

Our success depends, in part, on the continuing services of our senior management and other key personnel, including in particular our executive officers and co-founder, and our ability to continue to attract, integrate and retain highly skilled personnel, particularly in engineering, sales and marketing. Competition for highly skilled personnel is intense, particularly in the Silicon Valley where our headquarters are located. If we fail to attract, integrate and retain key personnel, our ability to grow our business could be harmed.

The members of our senior management and other key personnel are at-will employees, and may terminate their employment at any time without notice. If they terminate their employment, we may not be able to find qualified individuals to replace them on a timely basis or at all and our senior management may need to divert their attention from other aspects of our business. Former employees may also become employees of a competitor. We may also have to pay additional compensation to attract and retain key personnel. We also anticipate hiring additional engineering, marketing and sales, and services personnel to grow our business. Often, significant amounts of time and resources are required to train these personnel. We may incur significant costs to attract, integrate and retain them, and we may lose them to a competitor or another company before we realize the benefit of our investments in them.

We primarily compete in the rapidly evolving and competitive healthcare market, and if we fail to effectively respond to competitive pressures, our business and operating results could be harmed.

We believe that at this time the primary competition for our Voice Communication solution consists of traditional methods using wired phones, pagers and overhead intercoms. While we believe that our system is superior to these legacy methods, our solution requires a significant infrastructure investment by a hospital and many hospitals may not recognize the value of implementing our solution.

Manufacturers and distributors of product categories such as cellular phones, pagers, mobile radios, and in-building wireless telephones attempt to sell their products to hospitals as components of an overall communication system. Of these product categories, in-building wireless telephones represent the most significant competition for the sale of our solution. The market for in-building wireless phones is dominated by large horizontal communications companies such as Cisco Systems, Ascom and Polycom. In addition, while smartphones and tablets are not at present direct competitors, their proliferation may make them a de facto standard for hospital workflow, thereby making our solution less attractive to customers.

While we do not have a directly comparable competitor that provides a richly featured voice communication system for the healthcare market, we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition.

Our international operations subject us, and may increasingly subject us in the future, to operational, financial, economic and political risks abroad.

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

•	challenges incorporating non-English speech recognition capabilities into our solutions as we expand into non-English speaking countries

•	difficulties integrating our solutions with wireless infrastructures with which we do not have experience

•	difficulties integrating local dialing plans and applicable PBX standards

•	challenges associated with delivering support, training and documentation in several languages

•	difficulties in staffing and managing personnel and resellers

•
the need to comply with a wide variety of foreign laws and regulations, including increasingly stringent data privacy regulations, requirements for export controls for encryption technology, changes in tax laws and tax audits by government agencies

•	political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles

•	exposure to competitors who are more familiar with local markets

•	limited or unfavorable intellectual property protection in some countries

•	currency exchange rate fluctuations, which could affect the price of our solutions relative to locally produced solutions

Any of these factors could harm our existing international business, impair our ability to expand into international markets or harm our operating results.

Our Voice Communication solution is highly complex and may contain undetected software or hardware errors that could harm our reputation and operating results.

Our Voice Communication solution incorporates complex technology, is deployed in a variety of complex hospital environments and must interoperate with many different types of devices and hospital systems. While we test the components of our solutions for defects and errors prior to release, we or our customers may not discover a defect or error until after we have deployed our solution, integrated it into the hospital environment and our customer has commenced general use of the solution. For example, in 2005, a prior model of our wireless badge, the B1000, was affected by chipset compatibility issues with certain wireless access points at customer facilities, resulting in our exchanging a large percentage of deployed badges for new badges. We did this exchange at no cost to our customers, thereby incurring substantial costs. In addition, our solutions in some cases are integrated with hardware and software offered by “middleware” vendors in order to interoperate with nurse call systems, device alarms and other hospital systems. If we cannot successfully integrate our solution with these vendors as needed or if any hardware or software of these vendors contains any defect or error, then our solution may not perform as designed, or may exhibit a defect or error. As a result, we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Any defects or errors in, or which are attributed to, our solutions, could result in:

•	delayed market acceptance of our affected solutions

•	loss of revenue or delay in revenue recognition

•	loss of customers or inability to attract new customers

•	diversion of engineering or other resources for remedying the defect or error

•	damage to our brand and reputation

•	increased service and warranty costs

•	legal actions by our customers and hospital patients

If any of these occur, our operating results and reputation could be harmed.

We face potential liability related to the privacy and security of personal information collected through our solutions.

In connection with our healthcare communications business, we may handle or have access to personal health information subject in the United States to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, regulations issued pursuant to these statutes, state privacy and security laws and regulations, and associated contractual obligations as a “business associate” of healthcare providers. These statutes and regulations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply. Our failure to accurately anticipate the application or interpretation of these laws and regulations as we develop our solutions or a failure by us to comply with their requirements (e.g., evolving encryption and security requirements) could create material civil and/or criminal liability for us, resulting in adverse publicity and negatively affecting our business. In addition, the use and disclosure of personal health information is subject to regulation in other jurisdictions in which we do business or expect to do business in the future. Those jurisdictions may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future which may increase the chance that we violate them. Any such developments, or developments stemming from enactment or modification of other laws, or the failure by us to comply with their requirements or to accurately anticipate the application or interpretation of these laws could create material liability to us, result in adverse publicity and negatively affect our business. For example, the European Union, or EU, adopted the Data Protection Directive, or DPD, imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of personal information could create liability for us, result in adverse publicity and negatively affect our business.

Any legislation or regulation in the area of privacy and security of personal information could affect the way we operate our services and could harm our business. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our solutions or increase the costs associated with selling our solutions, and may affect our ability to invest in or jointly develop solutions in the United States and in foreign jurisdictions. Further, we cannot assure you that our privacy and security policies and practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.

Developments in the healthcare industry and governing regulations could negatively affect our business.

Substantially all of our revenue is derived from customers in the healthcare industry, in particular, hospitals. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Developments generally affecting the healthcare industry, including new regulations or new interpretations of existing regulations, could adversely affect spending on information technology and capital equipment by reducing funding, changes in healthcare pricing or delivery, or creating impediments for obtaining healthcare reimbursements, thereby causing our sales to decline and negatively impacting our business. For example, the profit margins of our hospital customers are modest and pending changes in reimbursement for healthcare costs may reduce the overall solvency of our customers or cause further deterioration in their financial or business condition.

In March 2010, the United States enacted comprehensive healthcare reform legislation through the Patient Protection and Affordable Health Care for America Act and the Health Care and Education Reconciliation Act. The new law is expected to increase the number of Americans with health insurance coverage by approximately 32 million through individual and employer mandates, subsidies offered to lower income individuals with smaller employers and broadening of Medicaid eligibility, and to affect healthcare reimbursement levels for healthcare providers. We cannot predict with certainty what the ultimate effect of federal healthcare reform or any future legislation or regulation, or healthcare initiatives, if any, implemented at the state level, will have on us or our customers. For example, the federal healthcare reform imposes a 2.3% excise tax on medical devices beginning January 2013, to which our company would be subject if any of our communications solutions are classified as medical devices. The impact of the tax, coupled with reform-associated payment reductions to Medicare and Medicaid reimbursement, could harm our business, operating results and cash flows.

In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to our communications solutions. The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Our use of open source and non-commercial software components could impose risks and limitations on our ability to commercialize our solutions.

Our solutions contain software modules licensed under open source and other types of non-commercial licenses, including the GNU Public License, the GNU Lesser Public License, the Apache License and others. We also may incorporate open source and other licensed software into our solutions in the future. Use and distribution of such software may entail greater risks than use of third-party commercial software, as licenses of these types generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some of these licenses require the release of our proprietary source code to the public if we combine our proprietary software with open source software in certain manners. This could allow competitors to create similar products with lower development effort and time and ultimately result in a loss of sales for us.

The terms of many open source and other non-commercial licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such event, in order to continue offering our solutions, we could be required to seek licenses from alternative licensors, which may not be available on a commercially reasonable basis or at all, to re-engineer our solutions or to discontinue the sale of our solutions in the event we cannot obtain a license or re-engineer our solutions on a timely basis, any of which could harm our business and operating results. In addition, if an owner of licensed software were to allege that we had not complied with the conditions of the corresponding license agreement, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages, be required to disclose our source code, or be enjoined from the distribution of our solutions.

Claims of intellectual property infringement could harm our business.

Vigorous protection and pursuit of intellectual property rights has resulted in protracted and expensive litigation for many companies in our industry. Although claims of this kind have not materially affected our business to date, there can be no assurance of the absence of such claims in the future. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could harm our business and operating results.

Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to many other industry participants, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products and against whom our potential patents may provide little or no deterrence.

Many potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain solutions or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our success depends, in part, on our ability to protect our proprietary technology. We protect our proprietary technology through patent, copyright, trade secret and trademark laws in the United States and similar laws in other countries. We also protect our proprietary technology through licensing agreements, nondisclosure agreements and other contractual provisions. These protections may not be available in all cases or may be inadequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or solutions in an unauthorized manner. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Our competitors may independently develop technologies that are substantially equivalent, or superior, to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

To prevent unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement or misappropriation of our proprietary rights. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating our intellectual property. While we plan to continue to protect our intellectual property with, among other things, patent protection, there can be no assurance that:

•	current or future U.S. or foreign patent applications will be approved

•	our issued patents will protect our intellectual property and not be held invalid or unenforceable if challenged by third parties

•	we will succeed in protecting our technology adequately in all key jurisdictions in which we or our competitors operate

•	others will not independently develop similar or competing products or methods or design around any patents that may be issued to us

Our failure to obtain patents with claims of a scope necessary to cover our technology, or the invalidation of our patents, or our inability to protect any of our intellectual property, may weaken our competitive position and harm our business and operating results. We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may harm our business, operating results and financial condition.

Our solutions could be subject to regulation by the U.S. Food and Drug Administration or similar foreign agencies, which could increase our operating costs.

We provide devices that may be, or may become, subject to regulation by the U.S. Food and Drug Administration, or FDA, and similar agencies in other countries, or the jurisdiction of these agencies could be expanded in the future to include our solutions. The FDA regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. Although we have concluded that our wireless badge is a general-purpose communications device not subject to FDA regulation, the FDA could disagree with our conclusion, or changes in our solutions or the FDA’s evolving regulation could lead to FDA regulation of our solutions. Many other countries in which we sell or may sell our solutions could also have similar regulations applicable to our solutions, some of which may be subject to change or interpretation. We may incur substantial operating costs if we are required to register our solutions or components of our solutions as regulated medical devices under U.S. or foreign regulations, obtain premarket approval from the FDA or foreign regulatory agencies, and satisfy the extensive reporting requirements. In addition, failure to comply with these regulations could result in enforcement actions and monetary penalties.

Product liability or other liability claims could cause us to incur significant costs, adversely affect the sales of our solutions and harm our reputation.

Our solutions are utilized by healthcare professionals and others in the course of providing patient care. It is possible that patients, family members, physicians or others may allege we are responsible for harm to patients due to defects in, or the malfunction of, our solutions. Any such allegations could harm our reputation and ability to sell our solutions. Components of our solutions utilizing Wi-Fi also emit radio frequency, or RF, energy. RF emissions have been alleged, in connection with cellular phones, to have adverse health consequences. While these components of our solutions comply with guidelines applicable to such emissions, some may allege that these components of our solutions cause adverse health consequences or applicable guidelines may change making these components of our solutions non-compliant. In addition, regulatory agencies in the United States and other countries in which we do or plan to do business may implement regulations concerning RF emissions standards. Any such allegations or non-compliance, or any regulatory changes affecting the transmission of radio signals could negatively impact the sales of our solutions, require costly modifications to our solutions and harm our reputation.

Although our customer agreements contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our potential liability, we could be required to spend significant amounts of management time and resources to defend ourselves against product liability, tort, warranty or other claims. If any such claims were to prevail, we could be forced to pay damages, comply with injunctions or stop distributing our solutions. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our business. We maintain general liability insurance coverage, including coverage for errors and omissions; however, this coverage may not be sufficient to cover large claims against us or otherwise continue to be available on acceptable terms. Further, the insurer could attempt to disclaim coverage as to any particular claim.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as power disruptions or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and many critical components of our solutions are sourced in Asia, a region that has also suffered natural disasters. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, our other facilities or where our contract manufacturer or its suppliers are located, could harm our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our senior management, general and administrative, and research and development activities that are coordinated with our corporate headquarters in the San Francisco Bay Area. Any disruption to our internal communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, in the San Francisco Bay Area or Asia could delay our research and development efforts, cause delays or cancellations of customer orders or delay deployment of our solutions, which could harm our business, operating results and financial condition.

We may require additional capital to support our business growth, and such capital may not be available.

We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new solutions or enhance existing solutions, enhance our operating infrastructure, expand our sales and marketing capabilities, expand into non-healthcare markets, and acquire complementary businesses, technologies or assets. Accordingly, we may need to engage in equity or debt financing to secure funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited as we may have to delay, reduce the scope of or eliminate some or all of our initiatives, which could harm our operating results.

As an “emerging growth company” under the JOBS Act, we are permitted to, and may, rely on exemptions from certain disclosure and governance requirements.
As an “emerging growth company” under the recently-enacted Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and may, rely on exemptions from certain disclosure and governance requirements. For example, for so long as we are an emerging growth company, which can last, at most, until the first fiscal year following the fifth anniversary of our initial public offering, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements

•	provide the “compensation discussion and analysis” and certain compensation tables for our named executive officers in our Form 10-K or annual proxy statement

•	submit certain executive compensation matters to stockholder advisory votes, such as “say on pay” and “say on frequency”
Although we may rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to enjoy part or all of the benefits from the JOBS Act.

We will incur increased costs as a result of operating as a public company and our management will have to devote substantial time to public company compliance obligations.

As a public company, we will incur substantial legal, accounting and other expenses that we did not incur as a private company. We will incur substantial expenses even though we as an “emerging growth company” intend to rely upon the disclosure and governance exemptions under the JOBS Act. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and our stock exchange, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements and any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, as amended by the JOBS Act, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees, or as executive officers. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting and financial knowledge. We estimate the additional costs we expect to incur as a result of being a public company to be approximately $2.0 million annually.

If we are not able to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We have had material weaknesses in our internal control over financial reporting in the past. A material weakness is defined under the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. If we are not able to maintain effective internal control over financial reporting and material weaknesses are identified in the future, our reported financial results could be materially misstated or could be restated and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.
Risks related to our common stock
The market price of our common stock may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated or disproportionate to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. The market price of our common stock could fluctuate significantly in response to the factors described in this “Risk Factors” section and elsewhere in this Form 10-Q and other factors, many of which are beyond our control, including:

•	actual or anticipated variation in anticipated operating results of us or our competitors

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections

•	announcements by us or our competitors of new solutions, new or terminated significant contracts, commercial relationships or capital commitments

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors

•	developments or disputes concerning our intellectual property or other proprietary rights

•	commencement of, or our involvement in, litigation

•	announced or completed acquisitions of businesses, technologies or assets by us or our competitor

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole

•	rumors and market speculation involving us or other companies in our industry

•	any major change in our management

•	unfavorable economic conditions and slow or negative growth of our markets

•	other events or factors, including those resulting from war or incidents of terrorism
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

An active trading market for our common stock may not develop or be sustained following our initial public offering.
Prior to our initial public offering, there was no public market and accordingly, no trading history for our common stock. An active trading market for our common stock may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares in the future and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock or do not publish research or reports about our business, our stock price could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more analysts cease coverage of our company or fail to regularly publish reports about our company, we could lose visibility in the financial market, which in turn could cause our stock price to decline. Further, securities or industry analysts may elect not to provide research coverage of our common stock and such lack of research coverage may adversely affect the market price of our common stock.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own approximately 45% of our common stock outstanding as of May 10, 2012. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders' ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders, including you, oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

Our management has broad discretion over the use of proceeds from our initial public offering and might not apply the proceeds of our initial public offering in ways that increase the value of your investment in our company.
Our management has broad discretion to use the net proceeds to us from our initial public offering, and you are relying on the judgment of our management regarding the application of these proceeds, without the opportunity to assess whether the proceeds are being used appropriately. The failure of our management to apply the net proceeds of our initial public offering effectively could harm our business, financial condition and operating results, and may not increase the value of your investment in our company.
We have not allocated these net proceeds for specific purposes other than the repayment in full of outstanding borrowings under our credit facility. We intend to use the net proceeds from our initial public offering for general corporate and working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies or assets, but at this time, we have no current understandings, agreements or commitments to do so. Our management might not be able to yield a significant return or any return on any investment of these net proceeds.
Our stock price could decline due to the substantial number of outstanding shares of our common stock eligible for future sale.
A substantial number of our issued and outstanding shares are currently restricted by securities laws, lock-up agreements and other contractual restrictions that restrict sales and other transfers. If the holders of these shares sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up entered into by our stockholders in connection with our initial public offering and other legal restrictions on resale lapse, the trading price of our common stock could decline. After the 180-day lock-up period terminates in October 2012, a substantial number of our shares will be eligible for sale in the public market for the first time. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 of the Securities Act and various vesting agreements. Shares subject to outstanding warrants and shares subject to outstanding options and reserved for future issuance under our stock option and purchase plans will also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. In addition, the managing underwriters in our initial public offering may, in their sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the 180-day lock-up agreements.

We have never paid cash dividends on our capital stock, and we do not anticipate paying any dividends in the foreseeable future.

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

Our charter documents and Delaware law could discourage, delay or prevent a change of control of our company or change in our management that stockholders consider favorable and cause our stock price to decline.
Certain provisions of our restated certificate of incorporation and restated bylaws and Delaware law could discourage, delay or prevent a change of control of our company or change in our management that the stockholders of our company consider favorable. These provisions:

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt

•	prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of stockholders

•	establish advance notice procedures for nominating candidates to our board of directors or proposing matters that can be acted upon by stockholders at stockholder meetings

•	limit the ability of our stockholders to call special meetings of stockholders

•	prohibit stockholders from cumulating their votes for the election of directors

•
permit newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors to be filled only by majority vote of our remaining directors, even if less than a quorum is then in office

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws

•	establish a classified board of directors so that not all members of our board are elected at one time

•	provide that our directors may be removed only for “cause” and only with the approval of the holders of at least 66 2/3rds percent of our outstanding stock

•	require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws

Section 203 of the Delaware General Corporation Law may also discourage, delay or prevent a change of control of our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Sales of Unregistered Securities
From January 1, 2012 through March 31, 2012, we granted to certain of our employees, consultants and other service providers (other than members of our board of directors) options to purchase an aggregate of 65,067 shares of common stock under our 2006 Stock Option Plan, as amended, and our 2012 Equity Incentive Plan, at exercise prices ranging from $12.42 to $16.00 per share.

On February 9, 2012, we granted to each of the non-employee members of our board of directors, who are not affiliated with one of our significant stockholders, an aggregate of 24,152 shares of common stock. These non-plan grants had an aggregate value of approximately $300,000 on their grant date based on the fair value of one share of our common stock of $12.42 on the grant date.

On March 27, 2012, we granted to a certain member of our board of directors options to purchase an aggregate of 33,333 shares of common stock under our 2012 Equity Incentive Plan at an exercise price of $16.00 per share.

From January 1, 2012 through March 31, 2012, we issued and sold to certain of our employees, consultants and other service providers (other than members of our board of directors) an aggregate of 201,061 shares of common stock upon the exercise of options under our 2000 Stock Option Plan, as amended, and our 2006 Stock Option Plan, as amended, at exercise prices ranging from $0.30 to $12.42 per share, for an aggregate exercise price of approximately $288,000.

On March 27, 2012, we issued and sold to certain stockholders an aggregate of 21,333 shares of common stock (on an as-converted to common basis) upon the net exercise of certain warrants that were exercisable for shares of preferred stock, which warrants were net exercised at $16.00 per share.

These transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about our company.

(b)     Use of Proceeds from Public Offering of Common Stock
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-175932) that was declared effective by the Securities and Exchange Commission on March 27, 2012, and a Registration Statement on Form S-1 (File No. 333-180389) under Rule 462(b) of the Securities Act that became effective upon its filing. The securities registered were 6,727,500 shares of common stock, of which 5,000,000 shares were sold by us and 850,000 shares were sold by selling stockholders, plus 877,500 additional shares to cover the underwriters’ over-allotment option, all of which were sold by selling stockholders. On April 2, 2012, we closed the initial public offering, in which all shares of common stock that were registered were sold and, on April 2, 2012, we closed the underwriters’ over-allotment option, which the underwriters exercised in full. These sales were at the initial public offering price of $16.00 per share, for an aggregate gross offering price of $80.0 million for the shares sold by our company, and $27.6 million for the shares sold by selling stockholders. We did not receive any proceeds from the sale of securities by selling stockholders. J.P. Morgan Securities LLC, Piper Jaffray & Co., Robert W.

Baird & Co. Incorporated, William Blair & Company, L.L.C., Wells Fargo Securities, LLC and Leerink Swann LLC were the underwriters for the offering. Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated.
We paid to the underwriters underwriting discounts and commissions totaling approximately $5.6 million, and we incurred additional costs of approximately $3.8 million, in connection with the offering, which amounted to total fees and costs of approximately $9.4 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $70.6 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than reimbursement of legal expenses for selling stockholders.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on March 28, 2012 pursuant to Rule 424(b). On April 3, 2012, we paid off the remaining debt and revolving line of credit.
c) Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to our 2000 Stock Option Plan, as amended, and our 2006 Stock Option Plan, as amended. All shares in the table below were shares repurchased as a result of us exercising our right of repurchase for unvested shares under our stock option plans and not pursuant to a publicly announced plan or program.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2012	—	—	—	—
February 1- February 29, 2012	—	—	—	—
March 1 - March 31, 2012	1,214	$5.04	—	—
Total	1,214	5.04	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

+
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934,as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2012	By:	/S/ Robert J. Zollars
Robert J. Zollars Chief Executive Officer
Dated: May 14, 2012	By:	/S/ William R. Zerella
William R. Zerella Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

+
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934,as amended, and otherwise is not subject to liability under these sections.