Form 10-Q
period 2012-06-30
VOCERA COMMUNICATIONS, INC.
filed 2012-08-14
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2012
Common Stock, $0.0003 par value per share	22,178,427 shares

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2012
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$20,117	$14,898
Short-term investments	59,724	—
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2012 and December 31, 2011	17,922	15,782
Other receivables	1,456	865
Inventories	2,932	3,363
Restricted cash	303	303
Prepaid expenses and other current assets	1,984	2,851
Total current assets	104,438	38,062
Property and equipment, net	2,694	2,701
Other long-term assets	1,208	339
Intangible assets, net	2,705	3,141
Goodwill	5,575	5,575
Total assets	$116,620	$49,818
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,125	$4,087
Product warranty	776	983
Accrued payroll and other accruals	9,101	10,143
Deferred revenue, current	19,408	18,220
Borrowings, current	—	6,500
Total current liabilities	31,410	39,933
Deferred revenue, long-term	5,584	4,273
Borrowings, long-term	—	1,833
Other long-term liabilities	164	165
Total liabilities	37,158	46,204
Commitments (Note 10)
Convertible preferred stock; $0.0003 par value - no shares and 26,103,736 shares authorized as of June 30, 2012 and December 31, 2011, respectively; zero and 12,171,980 issued and outstanding shares at June 30, 2012 and December 31, 2011, respectively	—	53,013
Stockholders' equity (deficit)
Preferred stock, $0.0003 par value - 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares and 30,423,297 shares authorized as of June 30, 2012 and December 31, 2011, respectively; 22,138,561 and 3,780,490 issued and outstanding shares at June 30, 2012 and December 31, 2011, respectively	7	1
Additional paid-in capital	136,162	7,461
Accumulated other comprehensive loss	(191)	—
Accumulated deficit	(56,516)	(56,861)
Total stockholders’ equity (deficit)	79,462	(49,399)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$116,620	$49,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Product	$16,155	$11,925	30,792	23,561
Service	8,723	7,148	17,205	13,835
Total revenue	24,878	19,073	47,997	37,396
Cost of revenue
Product	5,472	4,026	10,901	7,678
Service	3,822	3,546	7,391	6,708
Total cost of revenue	9,294	7,572	18,292	14,386
Gross profit	15,584	11,501	29,705	23,010
Operating expenses
Research and development	2,694	2,433	5,205	4,591
Sales and marketing	8,002	6,702	15,532	13,175
General and administrative	3,617	2,842	6,704	5,081
Total operating expenses	14,313	11,977	27,441	22,847
Income (loss) from operations	1,271	(476)	2,264	163
Interest income	14	3	26	8
Interest expense and other finance charges	(3)	(61)	(74)	(122)
Other income (expense), net	105	(752)	(1,492)	(1,217)
Income (loss) before income taxes	1,387	(1,286)	724	(1,168)
Provision for income taxes	(206)	(211)	(379)	(174)
Net income (loss)	$1,181	$(1,497)	$345	$(1,342)
Net income (loss) per common share
Basic and diluted	$0.00	$(0.45)	$0.00	(0.42)
Weighted average common shares - outstanding basic	21,738	3,313	12,700	3,164
Weighted average common shares - outstanding diluted	24,520	3,313	15,421	3,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,181	$(1,497)	$345	$(1,342)
Other comprehensive loss, net:
Change in unrealized loss on investments, net	(191)	—	(191)	—
Comprehensive income (loss)	$990	$(1,497)	$154	$(1,342)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$345	$(1,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	842	309
Amortization of intangible assets	436	502
Non-cash interest income	(12)	—
Loss on disposal of property and equipment	3	—
Bad debt expense	—	43
Inventory write-down	141	18
Stock-based compensation expense	1,250	367
Non-employee stock-based compensation expense	29	11
Change in fair value of warrant liability	1,631	1,201
Change in fair value of option liability	—	437
Changes in assets and liabilities
Accounts receivable	(2,142)	(6,039)
Other assets	(591)	(184)
Inventories	290	121
Prepaid expenses and other current assets	(675)	(1,143)
Other long term assets	(871)	—
Accounts payable	(2,030)	(311)
Accrued liabilities	827	1,753
Warranty reserve	(207)	119
Other long term liabilities	—	18
Deferred revenue	2,499	2,874
Net cash provided by (used in) operating activities	1,765	(1,246)
Cash flows from investing activities
Purchase of property and equipment	(909)	(920)
Purchase of short-term investments	(59,903)	—
Net cash used in investing activities	(60,812)	(920)
Cash flows from financing activities
Borrowings	—	4,500
Principal payments on long-term borrowings	(8,333)	(571)
Proceeds from initial public offering, net of offering costs	72,221	—
Payment for repurchase of early exercised options	(6)	—
Proceeds from exercise of stock options	384	1,810
Proceeds from exercise of preferred stock warrants	—	2
Common stock issuance costs	—	(382)
Net cash provided by financing activities	64,266	5,359
Net increase in cash and cash equivalents	5,219	3,193
Cash and cash equivalents at beginning of period	14,898	8,642
Cash and cash equivalents at end of period	$20,117	$11,835

Supplemental disclosure of non-cash investing and financing activities
Costs related to the initial public offering in accounts payable and accrued liabilities	$202	$382
Property and equipment in accounts payable and accrued liabilities	109	450

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
The Company completed its initial public offering (“IPO”) of common stock on April 2, 2012 in accordance with the Securities Act of 1933, as amended ("Securities Act"). The Company sold 5,000,000 shares and certain of its stockholders sold 1,727,000 shares, including 877,500 shares for the underwriters' over-allotment option, through a firm commitment underwritten, public offering. The shares were sold at the initial public offering price of $16.00 per share for aggregate gross offering proceeds of $80.0 million to the Company and $27.6 million to the selling stockholders.
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
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, useful lives assigned to long-lived assets, warranty reserves, the valuation of common and preferred stock and related warrants and options, stock-based compensation expense, provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.
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
Cash Equivalents and Short-term Investments

The Company’s cash equivalents and short-term investments consist of commercial paper, corporate debt securities and U.S. agency notes. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. Investments with an original maturity of less than three months are classified as cash equivalents.
Revenue recognition
The Company derives revenue from the sales of communication badges, smartphones, perpetual software licenses for software that is essential to the functionality of the communication badges, software maintenance, extended warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the communication badges.
Revenue is recognized when:

•	there is persuasive evidence that an arrangement exists, in the form of a written contract, amendments to that contract, or purchase orders from a third party;

•	delivery has occurred or services have been rendered;

•	the price is fixed or determinable;

•	collectability is probable and/or reasonably assured based on customer creditworthiness and past history of collection.
A typical sales arrangement involves multiple elements, such as sales of communication badges, perpetual software licenses, professional services and maintenance services which entitle customers to unspecified upgrades, bug fixes, patch releases and telephone support. Revenue from the sale of communication badges and perpetual software licenses is recognized upon shipment or delivery at the customers’ premises as the contractual provisions governing sales of these products do not include any provisions regarding acceptance, performance or general right of return or cancellation or termination provisions adversely affecting revenue recognition. Revenue from the sale of maintenance services on software licenses is recognized over the period during which the services are provided, which is generally one year. Revenue from professional services is recognized either on a time and materials basis as the services are provided, or on a fixed fee basis based on milestones; both of which generally take place over a period of two to twelve weeks.
For contracts that were signed prior to January 1, 2010 and were not materially modified after that date, the Company recognizes revenue on such arrangements in accordance with the discussion under the authoritative guidance for Software Revenue Recognition, for all elements under such arrangements, as the Company’s software licenses sold as part of such multiple element arrangements are considered essential to the functionality of the communications system. The arrangement consideration is allocated between each element in a multiple element arrangement based on vendor-specific objective evidence, or VSOE, of fair value. The Company applied the residual method whereby only the fair value of the undelivered element, based on VSOE, is deferred and the remaining residual fee is recognized when delivered. The Company established VSOE of fair value for maintenance services based on actual renewal rates. The VSOE of fair value for professional services is based on the rates charged for those services when sold independently from a software license.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the guidance for revenue recognition for tangible products containing software components that function together to deliver the products essential functionality and also amended the accounting guidance for multiple element arrangements. The Company concluded that both standards were applicable to the Company’s products and arrangements and elected to early adopt these standards on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2010. Under the new guidance, tangible products, containing both software and non-software components that function together to deliver a tangible product’s essential functionality, will no longer be subject to software revenue accounting.
The amended guidance for multiple element arrangements:

•	provides updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated and how the consideration should be allocated;

•
requires an entity to allocate revenue in an arrangement using best evidence of selling price, or BESP, if a vendor does not have vendor specific evidence, or VSOE, of fair value or third party evidence, or TPE, of fair value;

•	eliminates the use of the residual method and require an entity to allocate revenue using the relative selling price method.
Under the new guidance, tangible products and the essential software licenses that work together with such tangible products to provide them their essential functionality are now not subject to software revenue recognition accounting rules (non-software elements), while non-essential software licenses are still governed under software revenue recognition rules (software elements). In such multiple element arrangements, the Company first allocates the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. For its multiple-element arrangements, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence, or TPE, if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE are available. The Company then further allocates consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above.
The Company allocates revenue to all deliverables based on their relative selling prices, which for the majority of the Company’s products and services is based on VSOE of fair value. The Company has established VSOE of fair value for its communication badges, smartphones, software maintenance, extended warranty, and professional services. VSOE of fair value is established based on selling prices when the elements are sold separately and such selling prices fall within a relatively narrow band or through actual maintenance renewal rates. The Company establishes best evidence of selling price, or BESP, considering multiple factors including normal pricing and discounting practices, which considers market conditions, internal costs and gross margin objectives. The Company established BESP for perpetual licenses based on a range of actual discounts off list price, as the actual selling prices for perpetual licenses fall within a relatively narrow range.
Each element is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. The Company considers a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, the Company’s revenue arrangements do not include a general right of return. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions. The adoption of the amended revenue recognition guidance did not result in any significant changes to the individual deliverables to which the Company allocates revenue as the fair value for most of the deliverables is based on VSOE, or the timing of revenue recognized from the individual deliverables.
The Company also derives revenue from the provision of hosted services on a subscription basis and software sold under term licenses. Revenue from the sale of these products and services are not sold as part of multiple element arrangements and such arrangements are recognized ratably over the term of the arrangement.

A portion of the Company's sales are made through multi-year lease agreements. Under sales-type leases, the Company recognizes revenue for hardware and software products net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream. The Company records the fair value of equipment as sales revenue, the cost of equipment as cost of sales and the minimum lease payments as lease receivables. The difference between the lease receivable and the equipment fair value is recorded as unearned income and is amortized as income over the lease term using the interest method. The Company believes that its sales-type lease portfolio contains only normal collection risk. The Company may optimize cash flows by selling a majority of the leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the sales-type leases are retained in-house.
Recent Accounting Pronouncements
In June 2011, the FASB issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. The Company adopted this accounting standard effective January 1, 2012; the adoption of this standard did not have a material impact on the financial position or results of operations of the Company.
In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Prior to the amendment, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is calculated as being less than its carrying amount, then the second step of the quantitative test is to be performed to measure the amount of impairment loss, if any. The Company adopted this accounting standard effective January 1, 2012; the adoption of this standard did not have a material impact on the financial position or results of operations of the Company.
The Company qualifies as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, the Company is choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The decision to opt out of the extended transition period is irrevocable.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the financial position or results of operations of the Company.

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
The Company's cash and money market funds, which include bank deposits, are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. The Company’s other cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.
The Company’s preferred stock warrants were classified within Level 3 of the fair value hierarchy because they were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment.
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2012 and December 31, 2011, are summarized as follows (in thousands):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$7,501	$—	$—	$7,501	$—	$—	$—	$—
Certificates of deposits	995	—	—	995	—	—	—	—
Commercial paper	53,734	—	—	53,734	—	—	—	—
U.S. government and agency securities	9,991	—	—	9,991	—	—	—	—
Total assets measured at fair value	$72,221	$—	$—	$72,221	$—	$—	$—	$—

Liabilities
Convertible preferred stock warrants	$—	$—	$—	$—	$—	$—	$1,853	$1,853
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$1,853	$1,853
The Company performed a fair value assessment of the preferred stock warrant inputs at the end of each reporting period. The fair value of the preferred stock warrant liability was estimated using an option pricing model that takes into account the contract terms as well as multiple inputs such as the Company's stock price, risk-free interest rates and expected volatility that the Company could not corroborate with market data. These warrants to purchase preferred stock were converted into warrants to purchase shares of common stock at the applicable conversion rate for the related common stock upon the closing of the Company's IPO on April 2, 2012. The warrants were revalued and converted upon the closing of the IPO, and as such, as of June 30, 2012 the convertible preferred stock warrant liability is zero.
For the six months ended June 30, 2012, the Company used a stock price of $16.00 - $23.40, risk-free interest rates of 0.07% - 0.66%, and expected volatility of 45% - 50%. For the year ending December 31, 2011 the Company used a stock price of $13.32 - $14.16, risk-free interest rates of 0.10% - 6.0%, and expected volatility of 45% - 50%. Any change in fair value is recognized as a component of other income (expense), net, in the consolidated statements of operations.
The following table presents a reconciliation of the preferred stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011, respectively:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Fair value at beginning of period	$3,216	$1,593	$1,853	$1,127
Change in fair value	(75)	735	1,631	1,201
Exercise of preferred stock warrants	—	(255)	(343)	(255)
Conversion of preferred stock warrants to common stock warrants	(3,141)	—	(3,141)	—
Fair value at end of period	$—	$2,073	$—	$2,073
The estimated fair value of our current and long-term borrowings based on a market approach was approximately $8.3 million as of December 31, 2011 and represented a Level 2 valuation. The Company did not have any current or long-term borrowings as of June 30, 2012. When determining the estimated fair value of our debt, we used a commonly accepted valuation methodology and market-based risk measurements, such as credit risk.

3.	Cash, Cash Equivalents and Short-Term Investments
The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	As of June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Cash and cash equivalents	$7,620	$—	$—	$7,620
Money market funds	$7,501	$—	$—	$7,501
Commercial paper	4,998	—	(2)	4,996
Total cash and cash equivalents	20,119	—	(2)	20,117

Short-Term Investments:
Commercial paper	48,921	—	(183)	48,738
Certificates of deposit	996	—	(1)	995
U.S. government and agency securities	9,996	—	(5)	9,991
Total short-term investments	59,913	—	(189)	59,724
Total cash, cash equivalents and short-term investments	$80,032	$—	$(191)	$79,841
At December 31, 2011, the Company did not have any cash equivalents or short-term investments.

4.	Income (loss) per share
Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Holders of Series A through Series F preferred stock were each entitled to receive non-cumulative dividends at the annual rate of 8% per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a dividend is paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock do not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities. Additionally, the Company considers shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities as the holders of these shares have a non-forfeitable right to dividends. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income (loss)

per common share.
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
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$1,181	$(1,497)	$345	$(1,342)
Less: undistributed earnings allocated to preferred stockholders	(1,078)	—	(345)	—
Net income (loss) attributable to common stockholders	103	(1,497)	—	(1,342)
Denominator:
Weighted-average shares used to compute basic net income (loss) per common share	21,738	3,313	12,700	3,164
Effect of potentially dilutive securities:
Employee stock options	2,698	—	2,622	—
Stock warrants	84	—	99	—
Weighted average shares used to compute diluted income (loss) per common share	24,520	3,313	15,421	3,164
Net income (loss) per share
Basic and diluted net income (loss) per common share	$0.00	$(0.45)	$0.00	$(0.42)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Convertible preferred stock (on an if converted basis)	—	12,916	—	12,916
Options to purchase common stock	127	3,311	306	3,311
Common stock subject to repurchase	—	284	—	284
Warrants to purchase convertible preferred stock	—	213	—	213
Restricted stock units	80	—	40	—

5.	Goodwill and intangible assets
Goodwill
As of both December 31, 2011 and June 30, 2012, the Company had $5.6 million of goodwill acquired. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the annual required test of impairment of goodwill as of September 30, 2011. The Company’s annual impairment test did not indicate impairment at any of its reporting units. No impairment was recorded in 2011. As of June 30, 2012, no changes in circumstances indicate that goodwill carrying values may not be recoverable.
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

		June 30, 2012			December 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(years)
Intangible assets:
Trademarks	6.9	$70	$23	$47	$70	$16	$54
Non-Compete Agreements	2.0	70	35	35	70	13	57
Customer Relationships	8.6	2,350	904	1,446	2,350	690	1,660
Developed Technology	6.0	1,880	703	1,177	1,880	510	1,370
		$4,370	$1,665	$2,705	$4,370	$1,229	$3,141

Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2012 and June 30, 2011, respectively. Amortization expense was $0.4 million and $0.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

6.	Balance Sheet Components
Inventories

	June 30,	December 31,
(in thousands)	2012	2011
Raw Materials	$39	$250
Finished Goods	2,893	3,113
Total Inventories	$2,932	$3,363
Property and Equipment

	June 30,	December 31,
(in thousands)	2012	2011
Computer equipment and software	$4,173	$3,712
Furniture fixtures and equipment	966	1,018
Leasehold Improvements	1,680	1,493
Manufacturing tools and equipment	3,290	3,027
Construction in process	107	90
	10,216	9,340
Less: Accumulated depreciation	(7,522)	(6,639)
Property and equipment, net	$2,694	$2,701

Depreciation and amortization expense was $0.5 million and $0.1 million for the three months ended June 30, 2012 and June 30, 2011, respectively. Depreciation and amortization expense was $0.8 million and $0.3 million for the six months ended June 30, 2012 and June 30, 2011, respectively.
Accrued Liabilities

	June 30,	December 31,
(in thousands)	2012	2011
Payroll and related expenses	$4,868	$4,424
Uninvoiced purchases	1,562	1,741
Preferred stock warrant liability	—	1,853
Deferred rent	550	500
Exercise of unvested stock options	299	373
Customer prepayments	836	387
Sales and use tax payable	442	343
Other	544	522
Total accrued payroll and other accruals	$9,101	$10,143
7.    Net Investment in Sales-Type Leases

The Company has sales-type leases with a term of three years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Net minimum lease payments to be received	$1,588	$—
Less unearned interest income portion	(151)	—
Net investment in sales-type leases	1,437	—
Less current portion	(498)	—
Non-current net investment in sales-type leases	$939	$—
There were no allowances for doubtful accounts for each of the periods ending June 30, 2012 and December 31, 2011.
The minimum lease payments under sales-type leases as of June 30, 2012 were as follows (in thousands):

2012 (remaining six months)	$289
2013	578
2014	578
2015	144
2016 and thereafter	—
Total	$1,589

8.	Product Warranties
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
A reconciliation of the changes in the Company's warranty reserve is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Balance at the beginning of the period	$1,229	$591	$983	$605
Warranty expenses accrued	99	436	611	707
Warranty settlements made	(552)	(303)	(818)	(588)
Balance at the end of the period	$776	$724	$776	$724

9.	Borrowings
Term loan and revolving line of credit
In June 2004, the Company entered into a loan and security agreement with a bank, most recently amended in December 2010 (the “Amendment”). The Amendment renewed the revolving line of credit at $5.0 million, and increased the term loan from $2.0 million to $5.0 million. Subsequent to the Company’ s IPO, on April 3, 2012, the Company paid off in full the outstanding revolving line of credit of $4.5 million and the outstanding term loan balance of $3.3 million. The following provides details of each of the two separate forms of credit extended under the loan and security agreement:
Revolving line of credit:
The Amendment allowed the Company to borrow up to $5.0 million based on the Company’s working capital. The borrowing base was calculated based on up to 80% of eligible accounts receivable. Any outstanding balances above the availability on the borrowing base would be paid down or cash secured by the Company. Interest was payable monthly with the principal due at maturity. Borrowing under the line of credit bears interest at the bank’s prime rate plus 1%, provided that in no event would the prime rate be less than the 30-Day LIBOR rate plus 2.5%. As of both June 30, 2012 and December 31, 2011, the Company had drawn down $0 million and $4.5 million under this line of credit. On February 13, 2012, the Company repaid $4.5 million under the line of credit, on March 23, 2012 the Company drew down $4.5 million, and on April 3, 2012 the Company repaid the full amount outstanding on the line of credit of $4.5 million using a portion of the proceeds from the IPO. This line of credit expired in April 2012.
Term loan:
The Amendment allowed the Company to borrow up to $5.0 million under a term loan; on December 13, 2010, the Company borrowed the full $5.0 million available. Approximately $1.0 million of the proceeds from this borrowing was used to pay off the previous term loan which was outstanding at the close of the Amendment. This loan was to be repaid with six interest only payments, followed by 30 equal monthly installments of principal plus interest, which began on June 13, 2011. Interest was calculated at the bank’s prime rate plus 1.5% provided that in no event was the prime rate be deemed to be less than the 30-day LIBOR rate plus 2.5%.
The agreement imposed various limitations on the Company, including without limitation, on its ability to: (i) transfer all or any part of its businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in a new business; (iii) incur additional indebtedness or liens with respect to any of its properties; (iv) pay dividends or make any other distribution on or purchase of, any of its capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt. The agreement also contains certain customary representations and warranties, additional covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to the Company’s business. In addition, the Loan Agreement required the Company to maintain an adjusted quick ratio of 1.10:1, which is defined as unrestricted cash plus eligible accounts receivable; divided by current liabilities plus all other bank debt less the current portion of deferred revenue. The loan agreement also required the Company to maintain minimum net income levels on a quarterly basis.

10.	Commitments

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
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2011 and June 30, 2012, approximately $4.9 million and $3.7 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
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
Future minimum lease payments at June 30, 2012 under non-cancelable operating leases are as follows (in thousands):

2012 (remaining six months)	$658
2013	1,461
2014	1,474
2015	1,480
2016 and beyond	470
Total minimum lease payments	$5,543

11.	Stock-based Compensation and Awards
Equity Incentive Plans
The Company has three equity incentive plans: the 2000 Stock Option Plan (the "2000 Plan"), the 2006 Stock Option Plan (the "2006 Plan") and the 2012 Stock Option Plan (the "2012 Plan"). On March 26, 2012, all shares that were reserved under the 2006 Plan but not subject to outstanding awards became available for grant under the 2012 Plan. No additional shares will be issued under the 2006 Plan. The 2000 Plan terminated in March 2010 and no additional shares will be issued under this plan.

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
Early Exercise of Stock Options

The Company typically allows employees to exercise options granted under the 2000 and 2006 Plans prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 6, Accrued Liabilities), and reclassified to common stock as the Company’s repurchase right lapses. As of June 30, 2012 and December 31, 2011, 82,185 and 112,967 shares held by employees were subject to repurchase at an aggregate price of $0.3 million and $0.4 million, respectively.

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

Stock Option Activity
A summary of the stock option activity is presented below:

	Shares Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in years)	(in thousands)
Outstanding at December 31, 2011	1,101,111	3,808,222	3.57	6.68	$28,682
Shares removed from the plan	(167,166)
Options granted	(496,370)	496,370	22.27
Options exercised	—	(350,750)	1.36
Options canceled	26,989	(26,989)	4.26
Options expired	4,961	(4,961)	2.58
Early exercised options repurchased and added back to the pool	1,315	—
Outstanding at June 30, 2012	470,840	3,921,892	6.13	7.02	$81,029
On March 27, 2012, the Company granted to a certain member of the board of directors options to purchase an aggregate of 33,333 shares of common stock at an exercise price of $16.00, for an aggregate intrinsic value of $0.2 million. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $26.79 per share as of June 30, 2012, and the exercise price multiplied by the number of related options.

Restricted Stock Awards and Restricted Stock Units
In 2012, the Company began incorporating restricted stock awards and RSUs as an element of our compensation plans. In February 2012, the Company granted certain of our directors restricted stock which vests 50% on the first anniversary of the grant, and 50% on the second anniversary of the grant. In May 2012, the Company granted certain employees RSUs, which vest one third on the first anniversary of the grant, one third on the second anniversary of the grant and one third upon the third anniversary of the grant.
A summary of the six month restricted stock activity is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share	Number of shares	Weighted Average Grant Date Fair Value per Share
Granted	24,152	$12.42	253,810	$24.15
Vested	—	—	—
Forfeited	—	—	(500)	$24.15
Outstanding at June 30, 2012	24,152	$12.42	253,310	$24.15
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
The following assumptions were used for each respective period:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expected Term (in years)	5.48	5.68	5.48 - 5.60	5.49 - 5.68
Volatility	48.7%	45%	47.9% - 48.7%	45%
Interest Rate	0.78%	2.20%	0.78% - 1.03%	2.20% - 2.48%
Dividend yield	0%	0%	0%	0%
At June 30, 2012, there was $7.6 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 3.0 years. The Company did not grant non-employee options in either of the three or six months ended June 30, 2012, the Company granted an immaterial amount of non-employee options in the quarter ended June 30, 2011.

12.	Segments

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
The CODM regularly receives information related to revenue, cost of revenue, and gross profit for each operating segment, and uses this information to assess performance and make resource allocation decisions. All other financial information, including operating expenses and assets, is prepared and reviewed by the CODM on a consolidated basis. Assets are not a measure used to assess the performance of the Company by the CODM; therefore the Company does not report assets by segment internally or in its financial statements.
The following table presents a summary of the operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue
Product	$16,155	$11,925	$30,792	$23,561
Service	8,723	7,148	17,205	13,835
Total revenue	24,878	19,073	47,997	37,396

Gross profit
Product	10,683	7,899	19,891	15,883
Service	4,901	3,602	9,814	7,127
Total gross profit	15,584	11,501	29,705	23,010
Research and development	2,694	2,433	5,205	4,591
Sales and marketing	8,002	6,702	15,532	13,175
General and administrative	3,617	2,842	6,704	5,081
Income (loss) from operations	1,271	(476)	2,264	163
Interest income	14	3	26	8
Interest expense and other finance charges	(3)	(61)	(74)	(122)
Other income (expense), net	105	(752)	(1,492)	(1,217)
Income (loss) before income taxes	$1,387	$(1,286)	$724	$(1,168)
Supplemental information
The following tables and discussion present the Company’s revenue by product line, as well as revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue
Product
Devices	$12,309	$9,080	$22,662	$17,339
Software	3,846	2,845	8,130	6,222
Total product	16,155	11,925	30,792	23,561

Service
Maintenance and support	6,360	5,194	12,470	10,169
Professional services and training	2,363	1,954	4,735	3,666
Total service	8,723	7,148	17,205	13,835
Total revenue	$24,878	$19,073	$47,997	$37,396
The Company’s revenue by geographic region, based on customer location, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue
United States	$22,019	$17,844	$42,170	$34,270
International	2,859	1,229	5,827	3,126
Total revenue	$24,878	$19,073	$47,997	$37,396

13.	Income Taxes
Income tax expense for the three months ended June 30, 2012 was $0.2 million and for the three months ended June 30, 2011 was $0.2 million. Income tax expense for the six months ended June 30, 2012 was $0.4 million and for the six months ended June 30, 2011 was $0.2 million. The difference in effective tax rate of 52.35% for the six months ended June 30, 2012 and 13.0% for the year ended December 31, 2011 is primarily due to increased profitability in the U.S. which has resulted in increases in both Federal and state taxes.
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
In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized.  The Company believes it is more likely than not that they would not be able to utilize these deferred tax assets in the future and as a result the Company has recorded a full valuation allowance on the U.S. federal and state deferred tax assets through June 30, 2012. The Company continues to review its conclusions about the appropriate amount of its deferred income tax asset valuation allowance in light of circumstances existing in current periods and considering the expected future period results.  If in the future the Company determines based on its current and expected future profitability that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of adjustment and material income tax provisions in periods beyond this adjustment. Such release of the valuation allowance could occur in the foreseeable future provided the Company results continue to remain positive.
As of June 30, 2012, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2011.

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
To date, substantially all of our revenue has been derived from sales of our Voice Communication solution, including product maintenance and related services. Revenue grew 28.3% from $37.4 million for the six months ended June 30, 2011 to $48.0 million for the six months ended June 30, 2012. For the six months ended June 30, 2012, we recorded net income of $0.3 million.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We have very low customer revenue concentrations. For 2011, our largest end customer represented only 2.8% of revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom and Australia, most of our customers are located in the United States. International customers represented 12.1% and 8.4% of our revenue for the six months ended June 30, 2012 and June 30, 2011, respectively. We are developing plans to expand our presence in other English speaking markets and enter non-English speaking markets.

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The decision to opt out of the extended transition period is irrevocable.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on March 28, 2012 (the “Prospectus”).

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

•
Interest expense. Interest expense includes interest expense related to debt and financing obligations resulting from our credit facility and security agreement, which was paid in full on April 3, 2012. We expect interest expense to fluctuate in the future with changes in our borrowings.

•
Other income (expense), net. Other income (expense), net consisted primarily of a stipend for market research regarding the industry in which our company operates that we provided to a market research firm, and the change in the fair value of our convertible preferred stock warrants. Our convertible preferred stock warrants were classified as liabilities and, as such, were marked-to-market at each balance sheet date with the corresponding gain or loss from the adjustment recorded as other income (expense), net. Upon the consummation of the initial public offering, on April 2, 2012, these warrants converted into warrants to purchase common stock and are no longer marked-to-market. Other income (expense), net also includes any foreign exchange gains and losses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Consolidated statement of operations data:	(unaudited)
Revenue
Product	$16,155	$11,925	$30,792	$23,561
Service	8,723	7,148	17,205	13,835
Total revenue	24,878	19,073	47,997	37,396
Cost of revenues
Product	5,472	4,026	10,901	7,678
Service	3,822	3,546	7,391	6,708
Total cost of revenues	9,294	7,572	18,292	14,386
Gross profit	15,584	11,501	29,705	23,010
Operating expenses:
Research and development	2,694	2,433	5,205	4,591
Sales and marketing	8,002	6,702	15,532	13,175
General and administrative	3,617	2,842	6,704	5,081
Total operating expenses	14,313	11,977	27,441	22,847
Income (loss) from operations	1,271	(476)	2,264	163
Interest income	14	3	26	8
Interest expense	(3)	(61)	(74)	(122)
Other income (expense)	105	(752)	(1,492)	(1,217)
Income (loss) before income taxes	1,387	(1,286)	724	(1,168)
Provision for income taxes	(206)	(211)	(379)	(174)
Net income (loss)	$1,181	$(1,497)	$345	$(1,342)

Comparison of the three and six months ended June 30, 2011 and 2012

Revenue:

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	%	Amount	% Revenue	Amount	% Revenue	Amount	%
Revenue
Product	$16,155	64.9%	$11,925	62.5%	$4,230	35.5%	$30,792	64.2%	$23,561	63.0%	$7,231	30.7%
Service	8,723	35.1%	7,148	37.5%	1,575	22.0%	17,205	35.8%	13,835	37.0%	3,370	24.4%
Total revenue	$24,878	100.0%	$19,073	100.0%	$5,805	30.4%	$47,997	100.0%	$37,396	100.0%	$10,601	28.3%

Total revenue increased $5.8 million, or 30.4%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. Total revenue increased $10.6 million, or 28.3%, from the six months ended June 30, 2011 to the six months ended June 30, 2012.
Three months ended June 30, 2011 compared to three months ended June 30, 2012
Product revenue increased $4.2 million, or 35.5% from the three months ended June 30, 2011 to the three months ended June 30, 2012. Device revenue increased $3.2 million, or 35.6%, and software revenue increased $1.0 million, or 35.2%. The increase in device revenue, which related entirely to our Voice Communication solution, was driven primarily by an increase in unit sales of badges and related accessories from new customers making initial purchases, existing customers expanding deployments within their facilities to new departments and users, and customers replacing badges and related accessories. A portion of the increase in device revenue was a result of higher average selling prices as a result of lower discounts and a change in mix, as customers purchase the B3000 badge, which has a higher list price than the B2000 badge. The list prices for our products did not change substantially in the three months ended June 30, 2012. The increase in software revenue was a result of an increase in sales of Voice Communication software licenses to new and existing customers.
Service revenue increased $1.6 million, or 22.0% from the three months ended June 30, 2011 to the three months ended June 30, 2012. Software maintenance and support revenue increased $1.2 million, or 22.4%, and professional services and training revenue increased $0.4 million, or 20.9%. The increase in software maintenance and support revenue was primarily a result of a larger customer base increasing software maintenance revenue by $0.9 million. The increase in professional services and training revenue included $0.3 million as a result of an increase in professional services related to our ExperiaHealth services, which are focused on helping customers improve the patient experience.
Six months ended June 30, 2011 compared to six months ended June 30, 2012
Product revenue increased $7.2 million, or 30.7%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. Device revenue increased $5.3 million, or 30.7%, and software revenue increased $1.9 million, or 30.7%. The increase in device revenue, which related entirely to our Voice Communication solution, was driven primarily by an increase in unit sales of badges and related accessories from new customers making initial purchases, existing customers expanding deployments within their facilities to new departments and users, and customers replacing badges. A portion of the increase in device revenue was a result of higher average selling prices for our communications badge as customers purchased the B3000 badge, which has a higher list price than the B2000 badge. The list prices for our products did not change substantially in the six months ended June 30, 2012. The increase in software revenue was a result of an increase in sales of Voice Communication software licenses to new and existing customers.
Service revenue increased $3.4 million, or 24.4% from the six months ended June 30, 2011 to the six months ended June 30, 2012. Software maintenance and support revenue increased $2.3 million, or 22.6%, and professional services and training revenue increased $1.1 million, or 29.1%. The increase in software maintenance and support revenue was primarily a result of a larger customer base increasing software maintenance revenue by $2.0 million with the remaining increase resulting from an increase in extended warranty contracts related to our communications badge. The increase in professional services and training revenue was due to an increase in the number of customer deployments for our Voice Communication solution and an increase in professional services related to our ExperiaHealth services focused on helping customers improve the patient experience.
Cost of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$5,472	$4,026	$1,446	35.9%	$10,901	$7,678	$3,223	42.0%
Service	3,822	3,546	276	7.8%	7,391	6,708	683	10.2%
Total cost of revenue	$9,294	$7,572	$1,722	22.7%	$18,292	$14,386	$3,906	27.2%

Gross margin
Product	66.1%	66.2%	(0.1)%		64.6%	67.4%	(2.8)%
Service	56.2%	50.4%	5.8%		57.0%	51.5%	5.5%
Total gross margin	62.6%	60.3%	2.3%		61.9%	61.5%	0.4%

Three months ended June 30, 2011 compared to three months ended June 30, 2012
Cost of product revenue increased $1.4 million, or 35.9%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. The increase in cost of product revenue was primarily due to higher unit shipments and the change in product mix from B2000 badges to B3000 badges, offset by a decrease in warranty expenses of $0.5 million due to lower than anticipated product return rates. Gross margin as a percentage of product revenue decreased in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as we incurred higher initial manufacturing costs for the B3000 badge which was released for sale in October 2011. We expect the cost to manufacture the B3000 to decline throughout the remainder of 2012.
Cost of service revenue increased $0.3 million, or 7.8%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. This increase was primarily due to a $0.3 million increase in employee wages and other personnel costs in our services organization to support growth in customer deployments and technical support. Headcount increased by 7 from 72 as of June 30, 2011 to 79 as of June 30, 2012. Gross margin as a percentage of revenue increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to higher utilization of our services personnel.
Six months ended June 30, 2011 compared to June 30, 2012
Cost of product revenue increased $3.2 million, or 42.0%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. The increase in cost of product revenue was primarily due to higher unit shipments and the change in product mix from B2000 badges to B3000 badges, offset by a decrease in warranty expenses of $0.3 million due to lower than anticipated product return rates. Gross margin as a percentage of product revenue decreased in six months ended June 30, 2012 compared to the six months ended June 30, 2011 as we incurred higher initial manufacturing costs for the B3000 badges, which were released for sale in October, 2011. We expect the cost to manufacture the B3000 to decline throughout the remainder of 2012.
Cost of service revenue increased $0.7 million, or 10.2%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. This increase was primarily due to a $0.7 million increase in employee wages and other personnel costs in our services organization to support growth in customer deployments and technical support. Gross margin as a percentage of service revenue increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to higher utilization of our services personnel.
Operating expenses:

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
	Amount	% Revenue	Amount	% Revenue	Amount	%	Amount	% Revenue	Amount	% Revenue	Amount	%
Operating expenses:
Research and development	$2,694	10.8%	$2,433	12.8%	$261	10.7%	$5,205	10.8%	$4,591	12.3%	$614	13.4%
Sales and marketing	8,002	32.2%	6,702	35.1%	1,300	19.4%	15,532	32.4%	13,175	35.2%	2,357	17.9%
General and administrative	3,617	14.5%	2,842	14.9%	775	27.3%	6,704	14.0%	5,081	13.6%	1,623	31.9%
Total operating expenses	$14,313	57.5%	$11,977	62.8%	$2,336	19.5%	$27,441	57.2%	$22,847	61.1%	$4,594	20.1%

Three months ended June 30, 2011 compared to three months ended June 30, 2012
Research and development expense. Research and development expense increased $0.3 million, or 10.7%, from the three months ended June 30, 2011 to three months ended June 30, 2012. This increase was primarily due to higher employee wages and other personnel costs associated with an increase in headcount from 45 as of June 30, 2011 to 52 as of June 30, 2012, and higher stock-based compensation expense, offset by lower consulting expenses associated with the B3000 development program.
Sales and marketing expense. Sales and marketing expense increased $1.3 million, or 19.4%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. This increase was primarily due to a $1.2 million increase in employee wages and other personnel costs associated with an increase in headcount from 101 as of June 30, 2011, to 121 as of June 30, 2012.
General and administrative expense. General and administrative expense increased $0.8 million, or 27.3%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. This increase was due to a $0.3 million increase in employee wages and other personnel costs, a $0.5 million increase in bonuses due to an amendment to the executive compensation plan and expansion of eligible employees, and a $0.2 million increase in stock-based compensation expense, offset by a $0.2 million decrease in audit and accounting related fees associated with preparation of our initial public offering's registration statement in 2011.
Six months ended June 30, 2011 compared to six months ended June 30, 2012.
Research and development expense. Research and development expense increased $0.6 million, or 13.4%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. This increase was primarily due to higher employee wages and other personnel costs associated with an increase in headcount from 45 as of June 30, 2011, to 52 as of June 30, 2012, and higher stock-based compensation expense, offset by lower consulting expenses associated with the B3000 development program.
Sales and marketing expense. Sales and marketing expense increased $2.4 million, or 17.9%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. This increase was primarily due to a $2.2 million increase in employee wages and other personnel costs associated with an increase in headcount from 101 as of June 30, 2011, to 121 as of June 30, 2012, and a $0.2 million increase in stock-based compensation expense.
General and administrative expense. General and administrative expense increased $1.6 million, or 31.9%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. This increase was due to a $0.7 million increase in employee wages and other personnel costs, a $0.7 million increase in bonuses due to an amendment to the executive compensation plan and expansion of eligible employees, and a $0.1 million increase in stock-based compensation expense.
Other income (expense):

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Interest income	$14	$3	$11	$26	$8	$18
Interest expense	(3)	(61)	58	(74)	(122)	48
Other income (expense), net	105	(752)	857	(1,492)	(1,217)	(275)

Three months ended June 30, 2011 compared to three months ended June 30, 2012
Interest income. Interest income increased slightly from the three months ended June 30, 2011 to the three months ended June 30, 2012 due to higher cash balances.
Interest expense. Interest expense decreased due to lower borrowings for three months ended June 30, 2012 as we repaid all outstanding borrowings under our credit facility and term loan in April 2012. If we borrow funds in the future, we expect that interest expense will fluctuate with changes in our borrowings.
Other income (expense), net. The $0.8 million decrease from expense to income is due primarily to a reduction in preferred warrant liability expense of $0.7 million and the receipt of a $0.1 million stipend for market research regarding the industry in which we operate that we provided to a market research firm.
Six months ended June 30, 2011 compared to six months ended June 30, 2012
Interest income. Interest income increased slightly from the six months ended June 30, 2011 to June 30, 2012 due to higher cash balances.
Interest expense. Interest expense decreased due to lower borrowings for six months ended June 30, 2012 as we repaid all outstanding borrowings under our credit facility and term loan in April 2012. If we borrow funds in the future, we expect that interest expense will fluctuate with changes in our borrowings.
Other income (expense), net. The $0.3 million increase in other expenses is due primarily to an increase in preferred warrant liability expense of $0.4 million and a $0.1 million loss on foreign exchange, offset by the receipt of a $0.2 million stipend for market research regarding the industry in which we operate that we provided to a market research firm.

Liquidity and capital resources

As of June 30, 2012, we had cash and cash equivalents and short-term investments of $79.8 million and no debt borrowings.
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
We allowed our bank line of credit to expire in April 2012.
We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months.

	For the six months ended June 30,
(in thousands)	2012	2011
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$1,765	$(1,246)
Net cash used in investing activities	(60,812)	(920)
Net cash provided by (used in) financing activities	64,266	5,539
Operating activities
Cash provided by operating activities was $1.8 million for the six months ended June 30, 2012, due to net income of $0.3 million after the exclusion of non-cash items such as the mark-to-market valuation of preferred stock warrants of $1.6 million prior to our initial public offering, depreciation and amortization of $0.8 million, amortization of intangible assets of $0.4 million and stock-based compensation of $1.3 million. These items counteract the increase in deferred revenue of $2.5 million and the decrease in accounts payable of $2.0 million due to a pay down of vendor balances from the year end, which are offset by the increase in accounts receivable of $2.1 million and a decrease in other assets and liabilities of $1.2 million.
Cash used in operating activities was $1.2 million for the six months ended June 30, 2011, which was primarily attributable to changes in the valuation of our preferred warrant and option liabilities of $1.6 million, net loss of $1.3 million, stock-based compensation expense of $0.4 million, depreciation and amortization of $0.3 million, amortization of intangible assets of $0.5 million offset by net changes in current assets and liabilities of $2.8 million. Within current assets and liabilities, accounts receivable increased $6.0 million during the six months ended June 30, 2011 due to the increase in volume and the timing of product shipments during the 2011 period. We expect accounts receivable balances will fluctuate over time depending on the timing of product shipments within the given period. Prepaid expenses increased by $1.1 million primarily due to expenditures related to our initial public offering.

Investing activities
Cash used in investing activities was $60.8 million for the six months ended June 30, 2012, which was due to the purchase of short-term investments of $59.9 million and the purchase of property and equipment and leasehold improvements of $0.9 million.
Cash used in investing activities was $0.9 million for the six months ended June 30, 2011, which was due to the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $64.3 million for the six months ended June 30, 2012, which was primarily attributable to the net proceeds received from our initial public offering of $72.2 million, partially offset by the repayment of our credit facility and term loan in the amount of $8.3 million.
Cash used in financing activities was $5.4 million for the six months ended June 30, 2011, which was primarily attributable to a $3.9 million net increase in debt and $1.8 million in proceeds from the exercise of stock options and preferred stock warrants. In June 2011, we drew $4.5 million on the revolving line of credit for general corporate purposes as we added headcount and continued to invest in our operations for future growth. On April 3, 2012, we paid in full the outstanding amount under the revolving line of credit. The line of credit expired in April 2012.
Contractual obligations
The following table summarizes our contractual obligations as of June 30, 2012:

(in thousands)	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$5,543	$1,358	$2,970	$1,215	$—
Non-cancelable purchase commitments (2)	3,727	3,727	—	—	—
Total	$9,270	$5,085	$2,970	$1,215	$—

(1) Consists of contractual obligations from non-cancelable office space under operating leases.
(2) Consists of minimum purchase commitments with our independent contract manufacturer and other vendors.

Off-Balance Sheet Arrangements
During the six months ended June 30, 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
As of June 30, 2012, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012 due to the material weakness in our internal control over financial reporting as described below.
In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, such as performing additional reviews of critical spreadsheets and areas of critical accounting estimates. Accordingly, management concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.
In connection with our preparation of the financial statements for six months ended June 30, 2012, adjustments to our financial statements were identified which resulted from a control deficiency that we considered to constitute a material weakness. This control deficiency related to the design and operation of controls for the preparation of the statement of cash flows as we did not maintain effective controls to ensure the accuracy and appropriate presentation and disclosure of the statement of cash flows. Specifically, the controls were not designed to consider non-cash activity related to issuance costs from the completion of our initial public offering. The material weakness resulted in material errors and adjustments to cash flows from operating and financing activities included within the condensed consolidated financial statements for the period ended June 30, 2012. Additionally, this material weakness could result in a misstatement of our financial information or disclosures that could result in a material misstatement of our interim condensed consolidated financial statements and/or year-end consolidated financial statements that may not be prevented or detected.
Remediation Plan and Status
In response to the identified material weakness in the Statement of Cash Flows, our management, with oversight from our Audit Committee, is in the process of formalizing the implementation of the following remediation steps. These ongoing efforts are focused on (i) redesigning the statement of cash flow spreadsheet, specifically related to non-cash items; completing a second more detailed review of the statement of cash flows at the end of each period; (ii) adopting an enhanced secondary review of the statement of cash flows, by agreeing each movement to supporting schedule and recalculating the amounts in the worksheet; and (iii) employing the services of external consultants to assist with the completion of the review.
We believe these remediation steps, once implemented, will address the material weakness previously identified and will enhance our internal control over financial reporting, as well as our disclosure controls and procedures; however, there can be no absolute assurance that these efforts will remediate this material weakness. As efforts continue to evaluate and enhance internal control over financial reporting, we may determine that additional measures must be taken to address this control deficiency or may determine that we need to modify or otherwise adjust the remediation measures described above.
Changes in Internal Control over Financial Reporting
As described above we identified a material weakness in our internal controls over financial reporting. Other than the identification of this material weakness, there was no change in our internal control over financial reporting which occurred during the period covered by this Quarterly Report on Form 10-Q which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception and may incur losses in the future as we continue to grow our business. As of June 30, 2012, we had an accumulated deficit of $56.5 million. We expect our expenses to increase due to the hiring of additional personnel and the additional operational and reporting costs associated with being a public company. We reported net income for the six months ended June 30, 2012. However, if we cannot maintain profitability, our business will be harmed and our stock price could decline.

Our ability to be profitable in the future depends upon continued demand for our communication solutions from existing and new customers. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to improve patient safety and satisfaction and increase hospital efficiency and productivity. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of orders, the pricing and costs of our solutions, and the extent to which we invest in sales and marketing, research and development and general and administrative resources.

We depend on sales of our Voice Communication solution in the healthcare market for substantially all of our revenue, and any decrease in its sales would harm our business.

To date, substantially all of our revenue has been derived from sales of our Voice Communication solution to the healthcare market and, in particular, hospitals. Any decrease in revenue from sales of our Voice Communication solution would harm our business. For 2011 and the six months ended June 30, 2012, sales of our Voice Communication solution to the healthcare market accounted for over 91% and 97% of our revenue, respectively. In addition, we obtained a significant portion of these sales from existing hospital customers. We anticipate that sales of our Voice Communication solution will represent a significant portion of our revenue for the foreseeable future. While we are evaluating new solutions for non-healthcare markets, we may not be successful in applying our technology to these markets. In any event, we do not anticipate that sales of our Voice Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

Our success depends in part upon the deployment of our Voice Communication solution by new hospital customers, the expansion and upgrade of our solution at existing customers, and our ability to continue to provide on a timely basis cost-effective solutions that meet the requirements of our hospital customers. Our Voice Communication solution requires a substantial upfront investment by customers. Typically, our hospital customers initially deploy our solution for specific users in specific departments before expanding our solution into other departments or for other users. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital.

Even if hospital personnel determine that our Voice Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints, ever increasing demands from a growing number of patients, and impediments to obtaining reimbursements for their services. We believe hospitals are currently allocating funds for capital and infrastructure improvements to benefit from recently enacted electronic medical records incentives, which may impact their ability to purchase and deploy our solution. We might not be able to sustain or increase our revenue from sales of our Voice Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

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

Our ability to sell our Voice Communication, Secure Messaging or Care Transitions solutions is dependent upon our professional services and technical support teams providing high-quality services and support. Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solution and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is unsatisfactory, as has been the case with certain third-party deployments in the past, we may incur significant costs to attain and sustain customer satisfaction. As we rapidly hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners to provide high-quality services and support in markets outside the United States could also harm sales of our solutions.

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

SMTC or ODMs may experience problems that could impact the quantity and quality of components of our Voice Communication solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. SMTC and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner. The majority of the components of our Voice Communication solution are manufactured in Asia or Mexico and adverse changes in political or economic circumstances in those locations could also disrupt our supply and quality of components of our solutions. In October 2011, we introduced the B3000 badge. Initial production of this product commenced with SMTC in the United States, and production fully transitioned to Mexico in May 2012. Companies occasionally encounter unexpected difficulties in ramping up production of new products, and we may experience such difficulties with the B3000 badge. SMTC and our ODMs also manufacture products for other companies. Generally, our orders represent a relatively small percentage of the overall orders received by SMTC and these ODMs from their customers; therefore, fulfilling our orders may not be a priority in the event SMTC or an ODM is constrained in its ability to fulfill all of its customer obligations. In addition, if SMTC or an ODM is unable or unwilling to continue manufacturing components of our solutions, we may have to identify one or more alternative manufacturers. The process of identifying and qualifying a new contract manufacturer or ODM can be time consuming, and we may not be able to substitute suitable alternative manufacturers in a timely manner or at an acceptable cost. Additionally, transitioning to a new manufacturer may cause us to incur additional costs and delays if the new manufacturer has difficulty manufacturing components of our solutions to our specifications or quality standards.

If we fail to forecast our manufacturing requirements accurately, or fail to properly manage our inventory with our contract manufacturer, we could incur additional costs and experience manufacturing delays, which can adversely affect our operating results.

We place orders with our contract manufacturer, SMTC, and we and SMTC place orders with suppliers based on forecasts of customer demand. Because of our international low cost sourcing strategy, our lead times are long and cause substantially more risk to forecasting accuracy than would result were lead times shorter. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates affecting our ability to meet our customers’ demands for our solutions. We also may face additional forecasting challenges due to product transitions in the components of our solutions, or to our suppliers discontinuing production of materials and subcomponents required for our solutions. If demand for our solutions increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to source additional materials and subcomponents to produce components of our solutions or to expedite the manufacture and delivery of additional inventory. If we underestimate customer demand, our contract manufacturer may have inadequate materials and subcomponents on hand to produce components of our solutions, which could result in manufacturing interruptions, shipment delays, deferral or loss of revenue, and damage to our customer relationships. Conversely, if we overestimate customer demand, we and SMTC may purchase more inventory than required for actual customer orders, resulting in excess or obsolete inventory, thereby increasing our costs and harming our operating results.

If hospitals do not have and are not willing to install or upgrade the wireless infrastructure required to effectively operate our Voice Communication solution, then they may experience technical problems or not purchase our solution at all.

The effectiveness of our Voice Communication solution depends upon the quality and compatibility of the communications environment of our healthcare customers. Our solutions require voice-grade wireless, or Wi-Fi, installed through large enterprise environments, which can vary from hospital to hospital and from department to department within a hospital. Many hospitals have not installed a voice-grade wireless infrastructure. If potential customers do not have a wireless network that can properly and fully interoperate with our Voice Communication solution, then such a network must be installed, or an existing Wi-Fi network must be upgraded or modified, for example, by adding access points in stairwells, for our Voice Communication solution to be fully functional. The additional cost of installing or upgrading a Wi-Fi network may dissuade potential customers from installing our solution. Furthermore, if changes to a customer’s physical or information technology environment cause integration issues or degrade the effectiveness of our solution, or if the customer fails to upgrade its environment as may be required for software releases or updates, the customer may not be able to fully utilize our solution or may experience technical problems, or these changes may impact the performance of other wireless equipment being used. If such circumstances arise, prospective customers may not purchase or existing customers may not expand their use of or deploy upgraded versions of our Voice Communication solution, thereby harming our business and operating results.

If we fail to achieve and maintain certification for certain U.S. federal standards, our sales to U.S. government customers will suffer.

We believe that a significant opportunity exists to sell our products to healthcare facilities in the Veterans Administration and Department of Defense, or DoD. These customers require independent certification of compliance with particular requirements relating to encryption, security, interoperability and scalability. These requirements include compliance with Federal Information Processing Standard, or FIPS, 140-2 and, as to DoD facilities, certification by the Joint Interoperability and Test Command, or JITC, of DoD and under the DoD Information Assurance Certification and Accreditation Process, or DIACAP. We have received certification under certain of these standards for a military-specific configuration of the Vocera Communication Solution incorporating the B2000 badge. We are carrying out activities intended to achieve additional certifications, including certifications applicable to the B3000 badge and future products as well. A failure on our part to comply in a timely manner with these requirements, or to maintain certification, both as to current products and as to new product versions, could adversely impact our revenue.

We plan to opportunistically expand our communications solutions in non-healthcare markets, but this expansion may not be successful.

We are currently focused on selling our communications solutions to the healthcare market. We are evaluating how to further serve non-healthcare markets, but we plan to address non-healthcare markets opportunistically. We may not be successful in further penetrating the current non-healthcare markets we serve or in selling our solutions to new markets. Our Voice Communication solution has been deployed in over 100 customers in non-healthcare markets, including hospitality, retail and libraries. For both 2011 and the six months ended June 30, 2012, total revenue from non-healthcare customers accounted for 3% of our revenue. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if our solutions are adopted more slowly than we anticipate, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements, or that sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our Voice Communication solution. Our recently introduced B3000 badge has reduced demand for our existing B2000 badges, and we must therefore successfully manage the transition from existing badges, avoid excessive inventory levels and ensure that sufficient supplies of new badges can be delivered to meet customer demand. We also may incur substantial costs or delays in the manufacture of the B3000 badge and any additional new products or models as we seek to optimize production methods and processes at our contract manufacturer. In addition, we expect that we will at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

If we do not achieve the anticipated strategic or financial benefits from our acquisitions or if we cannot successfully integrate them, our business and operating results could be harmed.

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic, such as our four acquisitions completed in 2010. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating any acquired businesses, technologies or assets. If we cannot effectively integrate our Voice Communication solution with our Secure Messaging and Care Transition solutions and successfully market and sell these solutions, we may not achieve market acceptance for, or significant revenue from, these new solutions.

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

We have experienced significant revenue growth in a short period of time. For example, our revenue increased from $19.8 million for the six months ended June 30, 2009 to $48.0 million for the six months ended June 30, 2012, and during these periods, we significantly expanded our operations and more than doubled the number of our employees from 129 as of January 1, 2009 to 308 as of June 30, 2012. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, acquire complementary businesses, technologies or assets, and increase our investment in research and development. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

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

In 2012, we began the planning process for a new enterprise resource planning application, or ERP, with implementation to begin in the fourth quarter of 2012. We may experience difficulties in implementing the ERP, and we may fail to obtain the risk mitigation benefits that the implementation is designed to produce. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to our customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

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

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. For 2011 and the six months ended June 30, 2012, revenue from our maintenance and support contracts accounted for 27.0% and 26.0% of our revenue, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

The failure of our equipment lease customers to pay us under leasing agreements with them that we do not sell to third party lease finance companies could harm our revenue and operating results.

We recently began offering our badges and related accessories to our customers through multi-year equipment lease agreements. For a sale, we recognize product-related revenue at the net present value of the lease payment stream once our obligations related to such sale have been met. We plan to sell these leases, including the related accounts receivables, to third party lease finance companies on a non-recourse basis. We, however, may not be able to sell these leases to third party lease finance companies. In such event, we will have to retain such leases in-house, which would expose us to the creditworthiness of such equipment lease customers over the lease term. For the leases that we retain in-house, our ability to collect payments from a customer or to recognize revenue for the sale could be impaired if the customer fails to meet its obligations to us such as in the case of its bankruptcy filing or deterioration in its financial position, or has other creditworthiness issues, any of which could harm our revenue and operating results.

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

Our success depends, in part, on the continuing services of our senior management and other key personnel, and our ability to continue to attract, integrate and retain highly skilled personnel, particularly in engineering, sales and marketing. Competition for highly skilled personnel is intense, particularly in the Silicon Valley where our headquarters are located. If we fail to attract, integrate and retain key personnel, our ability to grow our business could be harmed.

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

Manufacturers and distributors of product categories such as cellular phones, pagers, mobile radios, and in-building wireless telephones attempt to sell their products to hospitals as components of an overall communication system. Of these product categories, in-building wireless telephones represent the most significant competition for the sale of our solution. The market for in-building wireless phones is dominated by large horizontal communications companies such as Cisco Systems, Ascom and Polycom, which recently announced the sale of its Spectralink wireless phones business to a Sun Capital Partners' affiliate. In addition, while smartphones and tablets are not at present direct competitors, their proliferation may make them a de facto standard for hospital workflow, thereby making our solution less attractive to customers.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During 2011 and the six months ended June 30, 2012, we obtained 7.3% and 12.1% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

•
the need to comply with a wide variety of foreign laws and regulations, including increasingly stringent data privacy regulations, requirements for export controls for encryption technology, employment laws, changes in tax laws and tax audits by government agencies

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

Any defects or errors in, or which are attributed to, our solutions, could result in:

•	delayed market acceptance of our affected solutions

•	loss of revenue or delay in revenue recognition

•	loss of customers or inability to attract new customers

•	diversion of engineering or other resources for remedying the defect or error

•	damage to our brand and reputation

•	increased service and warranty costs

•	legal actions by our customers and hospital patients, including product liability claims

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

Substantially all of our revenue is derived from customers in the healthcare industry, in particular, hospitals. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Developments generally affecting the healthcare industry, including new regulations or new interpretations of existing regulations, could adversely affect spending on information technology and capital equipment by reducing funding, changes in healthcare pricing or delivery or creating impediments for obtaining healthcare reimbursements, thereby causing our sales to decline and negatively impacting our business. For example, the profit margins of our hospital customers are modest and pending changes in reimbursement for healthcare costs may reduce the overall solvency of our customers or cause further deterioration in their financial or business condition.

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

To prevent unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement or misappropriation of our proprietary rights. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than us. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating our intellectual property. While we plan to continue to protect our intellectual property with, among other things, patent protection, there can be no assurance that:

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

Our solutions are utilized by healthcare professionals and others in the course of providing patient care. It is possible that patients, family members, physicians or others may allege we are responsible for harm to patients or users due to defects in, the malfunction of, the characteristics of, or the operation of, our solutions. Any such allegations could harm our reputation and ability to sell our solutions.

Components of our solutions utilizing Wi-Fi also emit radio frequency, or RF, energy. RF emissions have been alleged, in connection with cellular phones, to have adverse health consequences. While these components of our solutions comply with guidelines applicable to such emissions, some may allege that these components of our solutions cause adverse health consequences or applicable guidelines may change making these components of our solutions non-compliant. Regulatory agencies in the United States and other countries in which we do or plan to do business may implement regulations concerning RF emissions standards. In addition, healthcare professionals have alleged and may allege in the future that magnets in our badges may emit electromagnetic radiation or otherwise interfere with implanted medical or other devices. Any such allegations or non-compliance, or any regulatory developments, including any changes affecting the transmission of radio signals, could negatively impact the sales of our solutions, require costly modifications to our solutions and harm our reputation.

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
Although we may rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the Securities and Exchange Commission and other regulatory agencies. Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company.

We will continue to incur increased costs as a result of operating as a public company and our management will have to devote substantial time to public company compliance obligations.

As a public company, we will continue to incur substantial legal, accounting and other expenses that we did not incur as a private company. We will continue to incur substantial expenses even though we as an “emerging growth company” may rely upon the disclosure and governance exemptions under the JOBS Act. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and our stock exchange, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements and any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, as amended by the JOBS Act, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees, or as executive officers. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting and financial knowledge.

If we do not remediate a material weakness in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting or disclosure controls and procedures in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

A material weakness is deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.
In connection with our preparation of the financial statements for six months ended June 30, 2012, adjustments to our financial statements were identified which resulted from a control deficiency that we considered to constitute a material weakness. This control deficiency related to the design and operation of controls for the preparation of the statement of cash flows as we did not maintain effective controls to ensure the accuracy and appropriate presentation and disclosure of the statement of cash flows. Specifically, the controls were not designed to consider non-cash activity related to issuance costs from the completion of our initial public offering. The material weakness resulted in material errors and adjustments to cash flows from operating and financing activities included within the condensed consolidated financial information for the period ended June 30, 2012. Additionally, this material weakness could result in a misstatement of our financial statements or disclosures that could result in a material misstatement of our interim condensed consolidated financial statements and/or year-end consolidated financial statements that may not be prevented or detected.

In response to the identified material weakness in the Statement of Cash Flows, our management, with oversight from our Audit Committee, is in the process of formalizing the implementation of the following remediation steps. These ongoing efforts are focused on (i) redesigning the statement of cash flow spreadsheet, specifically related to non-cash items; (ii) adopting an enhanced secondary review of the statement of cash flows, by agreeing each movement to supporting schedule and recalculating the amounts in the worksheet; and (iii) employing the services of external consultants to assist with the completion of the review.
We believe these remediation steps, once implemented, will address the material weakness previously identified and will enhance our internal control over financial reporting, as well as our disclosure controls and procedures; however, there can be no absolute assurance that these efforts will remediate this material weakness. As efforts continue to evaluate and enhance internal control over financial reporting, we may determine that additional measures must be taken to address this control deficiency or may determine that we need to modify or otherwise adjust the remediation measures described above.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, beginning with the year ending on December 31, 2013, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (the "Act"). If other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could be restated, we could receive an adverse opinion regarding our controls from our accounting firm (once such opinion is required under the Act) and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.
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

•	developments or disputes concerning our intellectual property or other proprietary rights

•	commencement of, or our involvement in, litigation

•	announced or completed acquisitions of businesses, technologies or assets by us or our competitor

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular

•	price and volume fluctuations attributable to inconsistent trading volume levels of our common stock

•	our public float relative to the total number of shares of our common stock that are issued and outstanding

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole

•	rumors and market speculation involving us or other companies in our industry

•	any major change in our management

•	unfavorable economic conditions and slow or negative growth of our markets

•	other events or factors, including those resulting from war or incidents of terrorism
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
We have not allocated these net proceeds for specific purposes other than the repayment in full of outstanding borrowings under our credit facility, which we repaid in April 2012. We intend to use the net proceeds from our initial public offering for general corporate and working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies or assets, but at this time, we have no current understandings, agreements or commitments to do so. Our management might not be able to yield a significant return or any return on any investment of these net proceeds.
Our stock price could decline due to the substantial number of outstanding shares of our common stock eligible for future sale.
A substantial number of our issued and outstanding shares are currently restricted by securities laws, lock-up agreements and other contractual restrictions that restrict sales and other transfers. If the holders of these shares sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up entered into by our stockholders in connection with our initial public offering and other legal restrictions on resale lapse, the trading price of our common stock could decline. After the 180-day lock-up period terminates on September 23, 2012, a substantial number of our shares will be eligible for sale in the public market for the first time. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 of the Securities Act and various vesting agreements. Shares subject to outstanding warrants and shares subject to outstanding options and reserved for future issuance under our stock option and purchase plans will also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. In addition, the managing underwriters in our initial public offering may, in their sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the 180-day lock-up agreements.

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
We paid to the underwriters underwriting discounts and commissions totaling approximately $5.6 million, and we incurred additional costs of approximately $3.9 million, in connection with the offering, which amounted to total fees and costs of approximately $9.5 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $70.5 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than reimbursement of legal expenses for selling stockholders.
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

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2012	—	—	—	—
May 1 - May 31, 2012
June 1 - June 30, 2012	101	1.08
Total	101	$1.08	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

Dated: August 14, 2012	By:	/S/ Robert J. Zollars
Robert J. Zollars Chief Executive Officer
(Principal Executive Officer)
Dated: August 14, 2012	By:	/S/ William R. Zerella
William R. Zerella Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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