Form 10-Q
period 2012-09-30
VOCERA COMMUNICATIONS, INC.
filed 2012-11-13
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2012
Common Stock, $0.0003 par value per share	23,979,082 shares

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2012
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$47,686	$14,898
Short-term investments	73,355	—
Accounts receivable, net of allowance of $0 at September 30, 2012 and December 31, 2011, respectively	20,643	15,782
Other receivables	227	865
Inventories	3,228	3,363
Restricted cash	304	303
Prepaid expenses and other current assets	2,249	2,851
Total current assets	147,692	38,062
Property and equipment, net	2,616	2,701
Other long-term assets	352	339
Intangible assets, net	2,485	3,141
Goodwill	5,575	5,575
Total assets	$158,720	$49,818
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,911	$4,087
Product warranty	593	983
Accrued payroll and other accruals	9,367	10,143
Deferred revenue, current	20,562	18,220
Borrowings, current	—	6,500
Total current liabilities	33,433	39,933
Deferred revenue, long-term	4,935	4,273
Borrowings, long-term	—	1,833
Other long-term liabilities	814	165
Total liabilities	39,182	46,204
Commitments (Note 9)
Convertible preferred stock; $0.0003 par value - no shares and 26,103,736 shares authorized as of September 30, 2012 and December 31, 2011, respectively; zero and 12,171,980 issued and outstanding shares as of September 30, 2012 and December 31, 2011, respectively	—	53,013
Stockholders' equity (deficit)
Preferred stock, $0.0003 par value - 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares and 30,423,297 shares authorized as of September 30, 2012 and December 31, 2011, respectively; 23,862,450 and 3,780,490 issued and outstanding shares as of September 30, 2012 and December 31, 2011, respectively	7	1
Additional paid-in capital	174,391	7,461
Accumulated other comprehensive loss	(81)	—
Accumulated deficit	(54,779)	(56,861)
Total stockholders’ equity (deficit)	119,538	(49,399)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$158,720	$49,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Product	$16,851	$13,087	$47,643	$36,648
Service	9,117	7,314	26,322	21,149
Total revenue	25,968	20,401	73,965	57,797
Cost of revenue
Product	5,237	4,290	16,138	11,968
Service	3,743	3,861	11,134	10,569
Total cost of revenue	8,980	8,151	27,272	22,537
Gross profit	16,988	12,250	46,693	35,260
Operating expenses
Research and development	3,043	2,379	8,248	6,970
Sales and marketing	8,532	7,542	24,064	20,717
General and administrative	3,745	3,197	10,449	8,278
Total operating expenses	15,320	13,118	42,761	35,965
Income (loss) from operations	1,668	(868)	3,932	(705)
Interest income	60	5	86	13
Interest expense and other finance charges	—	(112)	(74)	(234)
Other income (expense), net	50	132	(1,442)	(1,085)
Income (loss) before income taxes	1,778	(843)	2,502	(2,011)
Provision for income taxes	(41)	(57)	(420)	(231)
Net income (loss)	$1,737	$(900)	$2,082	$(2,242)
Net income (loss) per common share - basic	$0.08	$(0.25)	$0.05	$(0.68)
Net income (loss) per common share - diluted	$0.07	$(0.25)	$0.04	$(0.68)
Weighted average common shares outstanding - basic	22,450	3,589	15,973	3,284
Weighted average common shares outstanding - diluted	25,337	3,589	18,751	3,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$1,737	$(900)	$2,082	$(2,242)
Other comprehensive loss, net:
Decrease (increase) in unrealized loss on investments, net	110	—	(81)	—
Comprehensive income (loss)	$1,847	$(900)	$2,001	$(2,242)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$2,082	$(2,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,276	521
Amortization of intangible assets	656	755
Non-cash interest income	(39)	—
Loss on disposal of property and equipment	2	—
Bad debt expense	—	44
Inventory write-down	207	18
Stock-based compensation expense	2,642	566
Non-employee stock-based compensation expense	29	455
Excess tax benefits from employee stock plans - operating	(300)	—
Change in fair value of warrant liability	1,631	915
Change in fair value of option liability	—	413
Changes in assets and liabilities
Accounts receivable	(4,862)	(7,539)
Other assets	638	(244)
Inventories	(72)	71
Prepaid expenses and other current assets	(937)	(660)
Other long term assets	(14)	(258)
Accounts payable	(1,231)	102
Accrued liabilities	1,489	869
Warranty reserve	(390)	185
Deferred revenue	3,004	4,446
Other long term liabilities	3	18
Net cash provided by (used in) operating activities	5,814	(1,565)
Cash flows from investing activities
Purchase of property and equipment	(1,379)	(1,840)
Purchase of short-term investments	(87,383)	—
Maturities of short-term investments	13,986	—
Purchase of restricted cash	—	(1)
Net cash used in investing activities	(74,776)	(1,841)
Cash flows from financing activities
Cash from lease-related performance obligations	713	—
Borrowings	—	4,500
Principal payments on long-term borrowings	(8,333)	(1,072)
Proceeds from initial public offering, net of offering costs	72,217	—
Proceeds from secondary public offering, net of offering costs	35,996	—
Payment for repurchase of early exercised options	(6)	—
Excess tax benefits from employee stock plans - financing	300	—
Proceeds from exercise of stock options	863	1,878
Proceeds from exercise of preferred stock warrants	—	—
Common stock issuance costs	—	(1,407)
Net cash provided by financing activities	101,750	3,899
Net increase in cash and cash equivalents	32,788	493
Cash and cash equivalents at beginning of period	14,898	8,642
Cash and cash equivalents at end of period	$47,686	$9,135

Supplemental disclosure of non-cash investing and financing activities
Costs related to the initial public offering in accounts payable and accrued liabilities	$190	$138
Property and equipment in accounts payable and accrued liabilities	—	33

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Vocera Communications, Inc. (“Vocera” or the “Company”) is a provider of mobile communication solutions focused on addressing critical communication challenges facing hospitals today. Vocera helps its customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through its Voice Communication, Secure Messaging, and Care Transition solutions. The Voice Communication solution, which includes a lightweight, wearable, voice-controlled communication badge and a software platform, enables users to connect instantly with other hospital staff simply by saying the name, function or group name of the desired recipient. The Secure Messaging solution securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. The Care Transition solution is a hosted voice and text based software application that captures, manages and monitors patient information when responsibility for the patient is transferred or “handed-off” from one caregiver to another, or when the patient is discharged from the hospital. These three solutions are complemented by the Company's ExperiaHealth business, which is focused on improving patient experience.
The Company completed its initial public offering (“IPO”) of common stock on April 2, 2012 in accordance with the Securities Act of 1933, as amended ("Securities Act"). The Company sold 5,000,000 shares and certain of its stockholders sold 1,727,000 shares, including 877,500 shares for the underwriters' over-allotment option, through a firm commitment underwritten, public offering. The shares were sold at the initial public offering price of $16.00 per share for aggregate gross offering proceeds of $80.0 million to the Company and $27.6 million to the selling stockholders. The Company recorded net proceeds of $70.5 million for the IPO, after subtraction of underwriters' discounts and commissions, and offering expenses incurred in both 2011 and 2012.
The Company completed a secondary offering of common stock on September 12, 2012 in accordance with the Securities Act. The Company sold 1,337,500 shares and certain of its stockholders sold 4,211,250 shares, included in both of these sales was 723,750 shares for the underwriters' over-allotment option, through a firm commitment underwritten, public offering. The shares were sold at the public offering price of $28.75 per share for aggregate gross offering proceeds of $38.4 million to the Company and $121.1 million to the selling stockholders. The Company recorded net proceeds of $36.0 million for the secondary offering, after subtraction of underwriters' discounts and commissions and offering expenses.
Basis of presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company's prospectus filed with the Securities and Exchange Commission on September 7, 2012. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
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
A typical sales arrangement involves multiple elements, such as sales of communication badges, perpetual software licenses, professional services and maintenance services which entitle customers to unspecified upgrades, bug fixes, patch releases and telephone support. Revenue from the sale of communication badges and perpetual software licenses is recognized upon shipment or delivery at the customers’ premises as, with few exceptions, the contractual provisions governing sales of these products do not include any provisions that might adversely affect revenue recognition. In the exceptional case of an acceptance clause, revenue is deferred until all acceptance conditions are satisfied. Revenue from the sale of maintenance services on software licenses is recognized over the period during which the services are provided, which is generally one year. Revenue from professional services is recognized either on a time and materials basis as the services are provided, or on a fixed fee basis based on milestones; both of which generally take place over a period of two to twelve weeks.

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
Under the new guidance, tangible products and the essential software licenses that work together with such tangible products to provide them their essential functionality are now not subject to software revenue recognition accounting rules (non-software elements), while non-essential software licenses are still governed under software revenue recognition rules (software elements). In such multiple element arrangements, the Company first allocates the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. For its multiple-element arrangements, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence, or TPE, if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE are available. The Company then further allocates consideration within the software group to the respective elements within that group following the authoritative guidance for software revenue recognition and the Company's policies as described above.
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
A portion of the Company's sales are made through multi-year lease agreements with customers. When these arrangements are considered sales-type leases, upon delivery of leased products to customers, the Company recognizes revenue for such products in an amount equal to the net present value of the minimum lease payments. Unearned income is recognized as part of product revenue under the effective interest method. The Company recognizes revenue related to executory costs when such executory costs are incurred.
Proceeds from transfers of sales-type leases to third-party financial companies are allocated between the net investment in sales-type leases and the executory cost component for remaining service obligations based on relative present value. The difference between the amount of proceeds allocated to the net investment in lease and the carrying value of the net investment in lease is included in product revenue. Proceeds allocated to the executory cost component are accounted for as financing liabilities.
For the three months and the nine months ended September 30, 2012, the Company transferred $2.6 million of lease receivables, recording an immaterial net gain and $0.7 million of financing liabilities for future performance of executory service obligations. For lease receivables retained as of September 30, 2012 the Company recorded $0.1 million of net investment in sales-type leases, equivalent to the minimum lease payments less the unearned interest portion.

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
The Company qualifies as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, the Company is choosing to “opt out” of such extended transition period, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The decision to opt out of the extended transition period is irrevocable.

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

The carrying values of the Company’s cash and cash equivalents and short-term investments approximate their fair value due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the nine months ended September 30, 2012 there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
The Company's cash and money market funds, which include bank deposits, are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. The Company's other cash equivalents and short-term investments are also classified within Level 1 of the fair value hierarchy because the fair values used by the professional pricing service have been confirmed with quoted prices in active markets.
The Company’s preferred stock warrants were classified within Level 3 of the fair value hierarchy because they were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment.
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2012 and December 31, 2011, are summarized as follows (in thousands):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$21,509	$—	$—	$21,509	$—	$—	$—	$—
Certificates of deposits	996	—	—	996	—	—	—	—
Commercial paper	62,362	—	—	62,362	—	—	—	—
U.S. government and agency securities	9,997	—	—	9,997	—	—	—	—
Total assets measured at fair value	$94,864	$—	$—	$94,864	$—	$—	$—	$—

Liabilities
Convertible preferred stock warrants	$—	$—	$—	$—	$—	$—	$1,853	$1,853
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$1,853	$1,853
The Company performed a fair value assessment of the preferred stock warrant inputs at the end of each reporting period. The fair value of the preferred stock warrant liability was estimated using an option pricing model that takes into account the contract terms as well as multiple inputs such as the Company's stock price, risk-free interest rates and expected volatility that the Company could not corroborate with market data. These warrants to purchase preferred stock were converted into warrants to purchase shares of common stock at the applicable conversion rate for the related common stock upon the closing of the Company's IPO on April 2, 2012. The warrants were revalued and converted upon the closing of the IPO, and as such, as of September 30, 2012 the convertible preferred stock warrant liability is zero.
For the period from January 1, 2012 through April 2, 2012, the Company valued these preferred stock warrants using a stock price of $16.00 - $23.40, risk-free interest rates of 0.07% - 0.66%, and expected volatility of 45% - 50%. For the year ending December 31, 2011 the Company used a stock price of $13.32 - $14.16, risk-free interest rates of 0.10% - 6.0%, and expected volatility of 45% - 50%. Any change in fair value is recognized as a component of other income (expense), net, in the consolidated statements of operations.
The following table presents a reconciliation of the preferred stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Fair value at beginning of period	$—	$2,073	$1,853	$1,127
Change in fair value	—	(286)	1,631	915
Exercise of preferred stock warrants	—	—	(343)	(255)
Conversion of preferred stock warrants to common stock warrants	—	—	(3,141)	—
Fair value at end of period	$—	$1,787	$—	$1,787
The estimated fair value of the Company's current and long-term borrowings based on a market approach was approximately $8.3 million as of December 31, 2011 and represented a Level 2 valuation. The Company did not have any current or long-term borrowings as of September 30, 2012. When determining the estimated fair value of the Company's debt, the Company used a commonly accepted valuation methodology and market-based risk measurements, such as credit risk.

3.	Cash, Cash Equivalents and Short-Term Investments
The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	As of September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$26,177	$—	$—	$26,177
Money market funds	21,509	—	—	21,509
Total cash and cash equivalents	47,686	—	—	47,686

Short-Term Investments:
Commercial paper	62,444	—	(82)	62,362
Certificates of deposit	996	—	—	996
U.S. government and agency securities	9,996	1	—	9,997
Total short-term investments	73,436	1	(82)	73,355
Total cash, cash equivalents and short-term investments	$121,122	$1	$(82)	$121,041

At December 31, 2011, the Company did not have any cash equivalents or short-term investments.

4.	Income (loss) per share
Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Holders of Series A through Series F preferred stock were each entitled to receive non-cumulative dividends at the annual rate of 8% per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a dividend is paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock do not have a contractual obligation to share the losses of the Company. The Company considered its preferred stock to be participating securities. Additionally, the Company considers shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities as the holders of these shares have a non-forfeitable right to dividends. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income (loss) per common share.
Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less income attributable to participating securities between common stock and participating securities. In computing net income (loss) attributable to common stockholders for calculation of diluted net income (loss) per share, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders for calculation of diluted net income (loss) per share by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$1,737	$(900)	$2,082	$(2,242)
Less: undistributed earnings attributable to participating securities	(9)	—	(1,299)	—
Net income (loss) attributable to common stockholders	1,728	(900)	783	(2,242)
Reallocation of undistributed earnings attributable to participating securities	1	—	26	—
Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$1,729	$(900)	$809	$(2,242)

Denominator:
Weighted-average shares used to compute basic net income (loss) per common share	22,450	3,589	15,973	3,284
Effect of potentially dilutive securities:
Employee stock options and restricted stock units	2,818	—	2,688	—
Stock warrants	69	—	90	—
Weighted average shares used to compute diluted income (loss) per common share	25,337	3,589	18,751	3,284
Net income (loss) per share
Net income (loss) per common share - basic	$0.08	$(0.25)	$0.05	$(0.68)
Net income (loss) per common share - diluted	$0.07	$(0.25)	$0.04	$(0.68)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Convertible preferred stock (on an if converted basis)	—	12,917	—	12,917
Options to purchase common stock	405	3,475	339	3,475
Common stock subject to repurchase	—	200	—	200
Warrants to purchase convertible preferred stock	—	213	—	213
Restricted stock units	1	—	27	—

5.	Goodwill and intangible assets
Goodwill
As of both December 31, 2011 and September 30, 2012, the Company had $5.6 million of goodwill acquired. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the annual required test of impairment of goodwill as of September 30, 2012, using the qualitative approach (or "Step Zero") as permitted by FASB's recently-modified rules for goodwill impairment testing. The Company’s annual impairment test did not indicate impairment at any of its reporting units. No impairment was recorded in 2012. As of September 30, 2012, no changes in circumstances indicate that goodwill carrying values may not be recoverable.

Intangible assets
The fair values for acquired intangible assets were determined by management using the valuations performed by independent valuation specialists. Acquisition related intangible assets are amortized over the life of the assets on a basis that resembles the economic benefit of the assets. This results in amortization that is higher in earlier periods of the useful life. The estimated useful lives and carrying value of acquired intangible assets are as follows:

		September 30, 2012			December 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(years)
Trademarks	6.9	$70	$27	$43	$70	$16	$54
Non-Compete Agreements	2.0	70	49	21	70	13	57
Customer Relationships	8.6	2,350	1,010	1,340	2,350	690	1,660
Developed Technology	6.0	1,880	799	1,081	1,880	510	1,370
Intangible assets		$4,370	$1,885	$2,485	$4,370	$1,229	$3,141

Amortization expense was $0.2 million and $0.3 million for the three months ended September 30, 2012 and September 30, 2011, respectively. Amortization expense was $0.7 million and $0.8 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.
Amortization of acquired intangible assets is reflected in cost of revenue and operating expenses. The estimated future amortization of existing acquired intangible assets as of September 30, 2012 was as follows (in thousands):

2012 (remaining three months)	$216
2013	727
2014	567
2015	389
2016	258
2017	156
Thereafter	172
Future amortization expense	$2,485

6.	Balance Sheet Components
Inventories

	September 30,	December 31,
(in thousands)	2012	2011
Raw Materials	$28	$250
Finished Goods	3,200	3,113
Total Inventories	$3,228	$3,363

Property and Equipment

	September 30,	December 31,
(in thousands)	2012	2011
Computer equipment and software	$4,343	$3,712
Furniture, fixtures and equipment	1,006	1,018
Leasehold improvements	1,762	1,493
Manufacturing tools and equipment	3,340	3,027
Construction in process	111	90
	10,562	9,340
Less: Accumulated depreciation	(7,946)	(6,639)
Property and equipment, net	$2,616	$2,701
Depreciation and amortization expense was $0.4 million and $0.2 million for the three months ended September 30, 2012 and September 30, 2011, respectively. Depreciation and amortization expense was $1.3 million and $0.5 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.
Accrued Liabilities

	September 30,	December 31,
(in thousands)	2012	2011
Payroll and related expenses	$6,449	$4,424
Uninvoiced purchases	1,349	1,741
Preferred stock warrant liability	—	1,853
Deferred rent	571	500
Exercise of unvested stock options	242	373
Customer prepayments	105	387
Sales and use tax payable	426	343
Other	225	522
Total accrued payroll and other accruals	$9,367	$10,143

7.	Product Warranties
The Company generally provides for the estimated costs of hardware warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair or replacement costs, and knowledge of specific product failures (if any). The specific hardware warranty includes parts and labor over a period generally ranging from one to three years. The Company provides no warranty for software. The Company regularly re-evaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.
A reconciliation of the changes in the Company's warranty reserve is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Balance at the beginning of the period	$776	$724	$983	$605
Warranty expenses accrued	34	435	645	1,142
Warranty settlements made	(217)	(369)	(1,035)	(957)
Balance at the end of the period	$593	$790	$593	$790

8.	Borrowings
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
Revolving line of credit:
The Amendment allowed the Company to borrow up to $5.0 million based on the Company’s working capital. The borrowing base was calculated based on up to 80% of eligible accounts receivable. Any outstanding balances above the availability on the borrowing base would be paid down or cash secured by the Company. Interest was payable monthly with the principal due at maturity. Borrowing under the line of credit bore interest at the bank’s prime rate plus 1%, provided that in no event would the prime rate be deemed to be less than the 30-Day LIBOR rate plus 2.5%. As of December 31, 2011, the Company had drawn down $4.5 million under this line of credit. On February 13, 2012, the Company repaid $4.5 million under the line of credit, on March 23, 2012 the Company drew down $4.5 million, and on April 3, 2012 the Company repaid the full amount outstanding on the line of credit of $4.5 million using a portion of the proceeds from the IPO. This line of credit expired in April 2012.
Term loan:
The Amendment allowed the Company to borrow up to $5.0 million under a term loan; on December 13, 2010, the Company borrowed the full $5.0 million available. Approximately $1.0 million of the proceeds from this borrowing was used to pay off the previous term loan which was outstanding at the close of the Amendment. This loan was to be repaid with six interest only payments, followed by 30 equal monthly installments of principal plus interest, which began on June 13, 2011. Interest was calculated at the bank’s prime rate plus 1.5% provided that in no event would the prime rate be deemed to be less than the 30-day LIBOR rate plus 2.5%.
The agreement imposed various limitations on the Company, including without limitation, on its ability to: (i) transfer all or any part of its businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in a new business; (iii) incur additional indebtedness or liens with respect to any of its properties; (iv) pay dividends or make any other distribution on or purchase of, any of its capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt. The agreement also contained certain customary representations and warranties, additional covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to the Company’s business. In addition, the Loan Agreement required the Company to maintain an adjusted quick ratio of 1.10:1, which is defined as unrestricted cash plus eligible accounts receivable; divided by current liabilities plus all other bank debt less the current portion of deferred revenue. The loan agreement also required the Company to maintain minimum net income levels on a quarterly basis.

9.	Commitments

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
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2011 and September 30, 2012, approximately $4.9 million and $4.2 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2012 and March 2017. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
Future minimum lease payments at September 30, 2012 under non-cancelable operating leases are as follows (in thousands):

2012 (remaining three months)	$329
2013	1,461
2014	1,474
2015	1,480
2016	440
Thereafter	30
Total minimum lease payments	$5,214

10.	Stock-based Compensation and Awards
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

Early Exercise of Stock Options

The Company typically allows employees to exercise options granted under the 2000 and 2006 Plans prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 6, Accrued Liabilities), and reclassified to common stock as the Company’s repurchase right lapses. As of September 30, 2012 and December 31, 2011, 63,472 and 112,967 shares held by employees were subject to repurchase at an aggregate price of $0.2 million and $0.4 million, respectively.

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
Stock Option Activity
A summary of the stock option activity for the nine months ended September 30, 2012 is presented below:

	Shares Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in years)	(in thousands)
Outstanding at December 31, 2011	1,101,111	3,808,222	$3.57	6.68	$28,682
Shares removed from the plan	(167,166)	—
Options granted	(534,870)	534,870	$22.81
Options exercised	—	(731,602)	$2.03
Options canceled	38,658	(38,658)	$5.35
Options expired	5,399	(5,399)	$2.68
Early exercised options repurchased and added back to the pool	1,454	—
Outstanding at September 30, 2012	444,586	3,567,433	$6.75	6.68	$86,181
At September 30, 2012, there was $7.5 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.8 years. The Company did not grant non-employee options in either of the three or nine months ended September 30, 2012. For the three and nine months ended September 30, 2011 the Company granted 400,000 non-employee options which were fully vested on the date of grant. In connection with this grant the Company recognized $446,000 immediately. The fair value of these options was calculated using the Black Scholes option pricing model using the following assumptions: expected term of 10.0 years, volatility of 52.4%, interest rate of 2.09% and dividend yield of 0%.
On March 27, 2012, the Company granted to a certain member of the board of directors options to purchase an aggregate of 33,333 shares of common stock at an exercise price of $16.00. The aggregate intrinsic value, which was $0.2 million. at March 31, 2012, has increased to $0.5 million at September 30, 2012. Aggregate intrinsic value represents the difference between the

Company’s closing stock price on the last trading day of the period, which was $30.91 per share as of September 30, 2012, and the exercise price multiplied by the number of related options.
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
The following assumptions were used for each respective period:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2,012	2,011
Expected Term (in years)	5.48	5.77	5.48 - 5.60	5.49 - 5.72
Volatility	48.0%	44.7%	47.9% - 48.7%	44.7% - 45.0%
Interest Rate	0.72%	1.73%	0.72% - 1.03%	1.73% - 2.48%
Dividend yield	0%	0%	0%	0%
Restricted Stock Awards and Restricted Stock Units
In 2012, the Company began incorporating restricted stock awards and RSUs as an element of the Company's compensation plans. In February 2012, the Company granted certain of its directors restricted stock which vests 50% on the first anniversary of the grant and 50% on the second anniversary of the grant. In May 2012, the Company granted certain employees RSUs, which vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
A summary of restricted stock activity for the nine months ended September 30, 2012 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2011	—	—	—	—
Granted	24,152	$12.42	300,660	$25.12
Vested	—	—	—	—
Forfeited	—	—	(2,200)	$24.15
Outstanding at September 30, 2012	24,152	$12.42	298,460	$25.13
At September 30, 2012, there was $0.2 million of unrecognized net compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 1.4 years. At September 30, 2012, there was $6.4 million of unrecognized net compensation cost related to RSUs which is expected to be recognized over a weighted-average period of 2.7 years.

11.	Segments

The Company has two operating segments which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results from operations. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

The CODM regularly receives information related to revenue, cost of revenue, and gross profit for each operating segment, and uses this information to assess performance and make resource allocation decisions. All other financial information, including operating expenses and assets, is prepared and reviewed by the CODM on a consolidated basis. Assets are not a measure used to assess the performance of the Company by the CODM; therefore, the Company does not report assets by segment internally or in its financial statements.
The following table presents a summary of the operating segments:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue
Product	$16,851	$13,087	$47,643	$36,648
Service	9,117	7,314	26,322	21,149
Total revenue	25,968	20,401	73,965	57,797

Gross profit
Product	11,614	8,797	31,505	24,680
Service	5,374	3,453	15,188	10,580
Total gross profit	16,988	12,250	46,693	35,260
Research and development	3,043	2,379	8,248	6,970
Sales and marketing	8,532	7,542	24,064	20,717
General and administrative	3,745	3,197	10,449	8,278
Income (loss) from operations	1,668	(868)	3,932	(705)
Interest income	60	5	86	13
Interest expense and other finance charges	—	(112)	(74)	(234)
Other income (expense), net	50	132	(1,442)	(1,085)
Income (loss) before income taxes	$1,778	$(843)	$2,502	$(2,011)

Supplemental information

The following table presents the Company’s revenue by product line:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue
Product
Devices	$12,140	$9,513	$34,802	$26,852
Software	4,711	3,574	12,841	9,796
Total product	16,851	13,087	47,643	36,648

Service
Maintenance and support	6,687	5,536	19,158	15,705
Professional services and training	2,430	1,778	7,164	5,444
Total service	9,117	7,314	26,322	21,149
Total revenue	$25,968	$20,401	$73,965	$57,797
The Company’s revenue by geographic region, based on customer location, is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue
United States	$23,332	$18,770	$65,502	$53,049
International	2,636	1,631	8,463	4,748
Total revenue	$25,968	$20,401	$73,965	$57,797

12.	Income Taxes
Income tax expense was immaterial for the three months ended September 30, 2012 and 2011. Income tax expense for the nine months ended September 30, 2012 was $0.4 million and for the nine months ended September 30, 2011 was $0.2 million. The difference in effective tax rate of 16.8% for the nine months ended September 30, 2012 and 13.0% for the year ended December 31, 2011 is primarily due to increased profitability in the U.S. which has resulted in increases in both Federal and state taxes.
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
In assessing the ability to realize deferred tax assets, the Company's management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized.  The Company believes it is more likely than not that it would not be able to utilize these deferred tax assets in the future and as a result the Company has recorded a full valuation allowance on the U.S. federal and state deferred tax assets through September 30, 2012. The Company continues to review its conclusions about the appropriate amount of its deferred income tax asset valuation allowance in light of circumstances existing in current periods and considering the expected future period results.  In the future, if the Company determines based on its current and expected future profitability that these deferred tax assets are more likely than not to be realized, a release of all or part of the related valuation allowance could result in an immediate material income tax benefit in the period of adjustment and material income tax provisions in periods beyond this adjustment. Such release of the valuation allowance could occur in the foreseeable future provided the Company results continue to remain positive.

As of September 30, 2012, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our plans, objectives, expectations and intentions, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates," “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

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

We outsource the manufacturing of our products. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain manufacturing operations. We work closely with our contract manufacturer, SMTC Corporation, and key suppliers to manage the procurement, quality and cost of components. We seek to maintain an optimal level of finished goods inventory to meet our forecast sales and unanticipated shifts in sales volume and mix.
To date, substantially all of our revenue has been derived from sales of our Voice Communication solution, including product maintenance and related services. Revenue grew 28.0% from $57.8 million for the nine months ended September 30, 2011 to $74.0 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, we recorded net income of $2.1 million.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We have very low customer revenue concentrations. For 2011, our largest end customer represented only 2.8% of revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom and Australia, most of our customers are located in the United States. International customers represented 11.4% and 8.2% of our revenue for the nine months ended September 30, 2012 and September 30, 2011, respectively. We are developing plans to expand our presence in other English speaking markets and enter non-English speaking markets.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the final prospectus for our public offering filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on September 7, 2012.
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

•
Service. We receive service revenue from sales of software maintenance, extended warranties and professional services. Software maintenance is typically invoiced annually in advance, recorded as deferred revenue and recognized as revenue ratably over the service period. Our professional services revenue is based on both time and materials, and fixed price contracts, and is recognized as the services are provided. Extended warranties are invoiced in advance, recorded as deferred revenue and recognized ratably over the extended warranty period.

Cost of revenue. Cost of revenue is comprised of the following:

•
Cost of product. Cost of product is comprised primarily of materials costs, software license costs, warranty and manufacturing overhead for test engineering, material requirements planning and our shipping and receiving functions. Cost of product also includes facility costs, information technology costs and write-offs for excess and obsolete inventory, as well as depreciation and amortization expenses. As we introduce new products, we expect material costs will increase as a percent of revenue for a period of time.

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

Operating expenses. Operating expenses are comprised of the following:

•
Research and development. Research and development expenses consist primarily of employee wages, benefits and related personnel expenses, hardware materials and consultant fees and expenses related to the design, development, testing and enhancements of our solutions. We intend to continue to invest in improving the functionality of our solutions and the development of new solutions. As a result, we expect research and development expense to increase for the foreseeable future.

•
Sales and marketing. Sales and marketing expenses consist primarily of employee wages, benefits and related personnel expenses, as well as trade shows, marketing and public relations programs and advertising. Sales commissions are earned when an order is received from a customer and, as a result, in some cases these commissions are expensed in an earlier period than the period in which the related revenue is recognized. Historically, our bookings have tended to peak in the fourth quarter of each year driving higher sales commissions, and to be lowest in the first quarter. We intend to continue to expand our direct sales force for the foreseeable future and, accordingly, expect sales and marketing expenses to increase.

•
General and administrative. General and administrative expenses consist primarily of employee wages, benefits and related personnel expenses, consulting, audit fees, legal fees and other general corporate expenses. We expect general and administrative expense to increase for the foreseeable future due to the significant costs we expect to incur as we continue to build and maintain the infrastructure necessary to comply with the regulatory requirements of being a public company and as we add personnel to support our growth.

Interest income, interest expense and other income (expense), net.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Consolidated statement of operations data:	(unaudited)
Revenue
Product	$16,851	$13,087	$47,643	$36,648
Service	9,117	7,314	26,322	21,149
Total revenue	25,968	20,401	73,965	57,797
Cost of revenues
Product	5,237	4,290	16,138	11,968
Service	3,743	3,861	11,134	10,569
Total cost of revenues	8,980	8,151	27,272	22,537
Gross profit	16,988	12,250	46,693	35,260
Operating expenses:
Research and development	3,043	2,379	8,248	6,970
Sales and marketing	8,532	7,542	24,064	20,717
General and administrative	3,745	3,197	10,449	8,278
Total operating expenses	15,320	13,118	42,761	35,965
Income (loss) from operations	1,668	(868)	3,932	(705)
Interest income	60	5	86	13
Interest expense	—	(112)	(74)	(234)
Other income (expense)	50	132	(1,442)	(1,085)
Income (loss) before income taxes	1,778	(843)	2,502	(2,011)
Provision for income taxes	(41)	(57)	(420)	(231)
Net income (loss)	$1,737	$(900)	$2,082	$(2,242)

Comparison of the three and nine months ended September 30, 2011 and 2012

Revenue:

	Three months ended September 30,						Nine months ended September 30,
	2012		2011		Change		2012		2011		Change
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	%	Amount	% Revenue	Amount	% Revenue	Amount	%
Revenue
Product	$16,851	64.9%	$13,087	64.1%	$3,764	28.8%	$47,643	64.4%	$36,648	63.4%	$10,995	30.0%
Service	9,117	35.1%	7,314	35.9%	1,803	24.7%	26,322	35.6%	21,149	36.6%	5,173	24.5%
Total revenue	$25,968	100.0%	$20,401	100.0%	$5,567	27.3%	$73,965	100.0%	$57,797	100.0%	$16,168	28.0%

Total revenue increased $5.6 million, or 27.3%, from the three months ended September 30, 2011 to the three months ended September 30, 2012. Total revenue increased $16.2 million, or 28.0%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. We achieved these growth rates in revenues in the three and nine month periods ended September 30, 2012, from the comparable prior year periods, notwithstanding a lower volume than we had expected of orders in the third quarter of 2012.  This lower quarterly order volume was largely due to delays in the issuance of government orders which we are continuing to pursue.
Three months ended September 30, 2011 compared to three months ended September 30, 2012
Product revenue increased $3.8 million, or 28.8% from the three months ended September 30, 2011 to the three months ended September 30, 2012. Device revenue increased $2.6 million, or 27.6%, and software revenue increased $1.1 million, or 31.8%. The increase in device revenue, which relates entirely to our Voice Communication solution, was driven primarily by existing customers expanding deployments within their facilities to new departments and users, new customers making initial purchases, and customers replacing badges and related accessories.
A portion of the increase in device revenue was due to higher average selling prices as a result of lower discounts and a change in mix, as customers purchase the B3000 badge, which has a higher list price than the B2000 badge. The list prices for our products did not change substantially in the three months ended September 30, 2012. The increase in software revenue was a result of an increase in sales of Voice Communication software licenses to new and existing customers.
Service revenue increased $1.8 million, or 24.7% from the three months ended September 30, 2011 to the three months ended September 30, 2012. Software maintenance and support revenue increased $1.2 million, or 20.8%, and professional services and training revenue increased $0.7 million, or 36.7%. An increase of $0.9 million in software maintenance and support revenue was primarily a result of a larger customer base. The increase in professional services and training revenue included $0.4 million as a result of an increase in professional services related to our ExperiaHealth services, which are focused on helping customers improve the patient experience.
Nine months ended September 30, 2011 compared to nine months ended September 30, 2012
Product revenue increased $11.0 million, or 30.0%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. Device revenue increased $8.0 million, or 29.6%, and software revenue increased $3.0 million, or 31.1%. The increase in device revenue, which related entirely to our Voice Communication solution, was driven primarily by an increase in unit sales of badges and related accessories from new customers making initial purchases, existing customers expanding deployments within their facilities to new departments and users, and customers replacing badges. A portion of the increase in device revenue was a result of higher average selling prices for our communications badge as customers purchased the B3000 badge, which has a higher list price than the B2000 badge. The list prices for our products did not change substantially in the nine months ended September 30, 2012. The increase in software revenue was a result of an increase in sales of Voice Communication software licenses to new and existing customers.
Service revenue increased $5.2 million, or 24.5% from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. Software maintenance and support revenue increased $3.5 million, or 22.0%, and professional services and training revenue increased $1.7 million, or 31.6%. An increase of $2.9 million in software maintenance and support revenue was primarily a result of a larger customer base with the remaining increase resulting from an increase in extended warranty contracts related to our communications badge. The increase in professional services and training revenue included $1.0 million as a result of an increase in professional services related to our ExperiaHealth services, with the remaining increase due to an increase in the number of customer deployments for our Voice Communication solution.
Cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change		2012	2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$5,237	$4,290	$947	22.1%	$16,138	$11,968	$4,170	34.8%
Service	3,743	3,861	(118)	(3.1)%	11,134	10,569	565	5.3%
Total cost of revenue	$8,980	$8,151	$829	10.2%	$27,272	$22,537	$4,735	21.0%

Gross margin
Product	68.9%	67.2%	1.7%		66.1%	67.3%	(1.2)%
Service	58.9%	47.2%	11.7%		57.7%	50.0%	7.7%
Total gross margin	65.4%	60.0%	5.4%		63.1%	61.0%	2.1%

Three months ended September 30, 2011 compared to three months ended September 30, 2012
Cost of product revenue increased $0.9 million, or 22.1%, from the three months ended September 30, 2011 to the three months ended September 30, 2012. The increase in cost of product revenue was primarily due to higher unit shipments and the change in product mix from B2000 badges to B3000 badges. This was offset by a decrease in warranty expenses of $0.3 million due to lower anticipated product return rates. Gross margin as a percentage of product revenue increased in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as we incurred lower manufacturing costs for the B3000 badges and Voice Software license sales increased to new and existing customers.
Cost of service revenue decreased $0.1 million, or 3.1%, from the three months ended September 30, 2011 to the three months ended September 30, 2012. Gross margin as a percentage of revenue increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to higher utilization of our services personnel.
Nine months ended September 30, 2011 compared to nine months ended September 30, 2012
Cost of product revenue increased $4.2 million, or 34.8%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. The increase in cost of product revenue was primarily due to higher unit shipments and the change in product mix from B2000 badges to B3000 badges. This was offset by a decrease in warranty expenses of $0.4 million due to lower anticipated product return rates. Gross margin as a percentage of product revenue decreased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to the higher cost of the B3000 badge, which was released in October 2011. The higher badge costs were partially offset by higher margins from an increase in software revenue.
Cost of service revenue increased $0.6 million, or 5.3%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. This increase was primarily due to a $0.7 million increase in employee wages and other personnel costs in our services organization to support growth in customer deployments and technical support. Gross margin as a percentage of service revenue increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to higher utilization of our services personnel.
Operating expenses:

	Three months ended September 30,						Nine months ended September 30,
	2012		2011		Change		2012		2011		Change
	Amount	% Revenue	Amount	% Revenue	Amount	%	Amount	% Revenue	Amount	% Revenue	Amount	%
Operating expenses:
Research and development	$3,043	11.7%	$2,379	11.7%	$664	27.9%	$8,248	11.2%	$6,970	12.1%	$1,278	18.3%
Sales and marketing	8,532	32.9%	7,542	37.0%	990	13.1%	24,064	32.5%	20,717	35.8%	3,347	16.2%
General and administrative	3,745	14.4%	3,197	15.7%	548	17.1%	10,449	14.1%	8,278	14.3%	2,171	26.2%
Total operating expenses	$15,320	59.0%	$13,118	64.3%	$2,202	16.8%	$42,761	57.8%	$35,965	62.2%	$6,796	18.9%

Three months ended September 30, 2011 compared to three months ended September 30, 2012

Research and development expense. Research and development expense increased $0.7 million, or 27.9%, from the three months ended September 30, 2011 to three months ended September 30, 2012. This increase was primarily due to higher employee wages and other personnel costs associated with an increase in headcount from 47 as of September 30, 2011 to 55 as of September 30, 2012, and higher stock-based compensation expense. This was offset by lower consulting expenses associated with the B3000 development program.

Sales and marketing expense. Sales and marketing expense increased $1.0 million, or 13.1%, from the three months ended September 30, 2011 to the three months ended September 30, 2012. This increase was primarily due to a $1.0 million increase in employee wages and other personnel costs associated with an increase in headcount from 104 as of September 30, 2011, to 132 as of September 30, 2012.
General and administrative expense. General and administrative expense increased $0.5 million, or 17.1%, from the three months ended September 30, 2011 to the three months ended September 30, 2012. This increase was due to a $0.3 million increase in employee wages and other personnel costs, a $0.3 million increase in bonuses due to an amendment to the executive compensation plan and expansion of eligible employees, and a $0.1 million increase in stock-based compensation expense. This was offset by a $0.1 million decrease in outside consulting and services fees.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2012.
Research and development expense. Research and development expense increased $1.3 million, or 18.3%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. This increase was primarily due to higher employee wages and other personnel costs associated with an increase in headcount from 47 as of September 30, 2011 to 55 as of September 30, 2012 and higher stock-based compensation expense This was offset by lower consulting expenses associated with the B3000 development program.
Sales and marketing expense. Sales and marketing expense increased $3.3 million, or 16.2%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. This increase was primarily due to a $2.8 million increase in employee wages and other personnel costs associated with an increase in headcount from 104 as of September 30, 2011, to 132 as of September 30, 2012 and a $0.5 million increase in stock-based compensation expense.
General and administrative expense. General and administrative expense increased $2.2 million, or 26.2%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. This increase was due to a $1.0 million increase in employee wages and other personnel costs, a $1.0 million increase in bonuses due to an amendment to the executive compensation plan and expansion of eligible employees and a $0.3 million increase in stock-based compensation expense.
Other income (expense):

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Interest income	$60	$5	$55	$86	$13	$73
Interest expense	—	(112)	112	(74)	(234)	160
Other income (expense), net	50	132	(82)	(1,442)	(1,085)	(357)
Three months ended September 30, 2011 compared to three months ended September 30, 2012
Interest income. Interest income increased from the three months ended September 30, 2011 to the three months ended September 30, 2012 due to higher cash balances.
Interest expense. Interest expense decreased due to lower borrowings for three months ended September 30, 2012, as we repaid all outstanding borrowings under our credit facility and term loan in April 2012. If we borrow funds in the future, we expect that interest expense will fluctuate with changes in our borrowings.
Other income (expense), net. Other income decreased $0.1 million. In the three months ended September 30, 2011, we recorded a $0.3 million gain from the change in fair market value of convertible preferred warranty and a $0.2 million loss on foreign exchange translation. For the three months ended September 30, 2012,we did not have any preferred stock warrants outstanding and recorded a gain on foreign exchange translation of $0.1 million.
Nine months ended September 30, 2011 compared to nine months ended September 30, 2012
Interest income. Interest income increased from the nine months ended September 30, 2011 to September 30, 2012 due to higher cash balances.
Interest expense. Interest expense decreased due to lower borrowings for the nine months ended September 30, 2012.
Other income (expense), net. The $0.4 million increase in other expenses for the nine months ended September 30, 2012 is due primarily to $0.7 million of higher preferred warrant liability expense, offset by a $0.1 million reduction in loss on foreign exchange and the receipt of a $0.2 million stipend for market research regarding the industry in which we operate that we provided to a market research firm.

Liquidity and capital resources

As of September 30, 2012, we had cash and cash equivalents and short-term investments of $121.0 million and no debt borrowings.

On April 2, 2012, we completed our initial public offering in which we and existing stockholders sold 6,727,500 shares of common stock at $16.00 per share, before underwriting discounts and commissions. We sold 5,000,000 shares and existing stockholders sold an aggregate of 1,727,500 shares, including 877,500 shares as a result of the underwriters' exercise of their over-allotment option. The Company recorded net proceeds of $70.5 million for the IPO, after subtraction of underwriters' discounts and commissions, and offering expenses incurred in both 2011 and 2012. We did not receive any proceeds from the sale of shares by existing stockholders in our initial public offering.
On September 12, 2012, we completed a secondary public offering in which we and existing shareholders sold 5,548,750 shares of common stock at $28.75 per share, before underwriting discounts and commissions. We sold 1,337,500 shares and existing stockholders sold an aggregate of 4,211,250 shares, including an aggregate of 723,750 shares as a result of the underwriters' exercise of their over-allotment option. We received net proceeds of approximately $36.0 million, after deducting underwriting discounts and commissions and other expenses of the offering. We did not receive any proceeds from the sale of shares by existing stockholders in our secondary public offering.
On April 3, 2012, we paid in full the outstanding amount under the revolving line of credit. We allowed the line of credit to expire in April 2012.
We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months.

	Nine months ended September 30,
(in thousands)	2012	2011
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$5,814	$(1,565)
Net cash used in investing activities	(74,776)	(1,841)
Net cash provided by financing activities	101,750	3,899
Net increase in cash and cash equivalents	$32,788	$493
Operating activities
Cash provided by operating activities was $5.8 million for the nine months ended September 30, 2012, due to net income of $2.1 million, increased by exclusion of non-cash items such as the mark-to-market valuation of preferred stock warrants of $1.6 million prior to our initial public offering, depreciation and amortization of $1.3 million, amortization of intangible assets of $0.7 million and stock-based compensation of $2.6 million. These items counteract the decreased cash flow from growth in receivables of $4.9 million, the decrease of $1.2 million from paydown of accounts payable and the decrease of $0.9 million from higher prepaids and other current assets. These were partly offset by a $3.0 million increase in deferred revenues and a $1.5 million increase from accrued liabilities.
Cash used in operating activities was $1.6 million for the nine months ended September 30, 2011, due to the net loss of $2.2 million, which was offset by non-cash items, such as changes in the valuation of our preferred warrant and option liabilities of $1.3 million, stock-based compensation expense of $1.0 million, depreciation and amortization of $0.5 million and amortization of intangible assets of $0.8 million offset. The net changes in operating assets and liabilities required an additional $3.0 million of cash during the nine months ended September 30, 2011. Our accounts receivable increased $7.5 million due to the increase in volume and the timing of product shipments during the nine months ended September 30, 2011. We expect accounts receivable balances will fluctuate over time depending on the timing of product shipments within the given period. The largest offset against the receivables growth was in deferred revenues, which provided $4.4 million in operating cash.

Investing activities
Cash used in investing activities was $74.8 million for the nine months ended September 30, 2012, due to the purchase of short-term investments of $87.4 million, partly offset by $14.0 million of maturities. The purchase of property and equipment and leasehold improvements used another $1.4 million cash.
Cash used in investing activities of $1.8 million for the nine months ended September 30, 2011 was due to the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $101.8 million for the nine months ended September 30, 2012, which was primarily attributable to the net proceeds received from our initial public offering of $72.2 million and our secondary offering of $36.0 million, partly offset by the $8.3 million repayment of our credit facility and term loan.
Cash provided by financing activities was $3.9 million for the nine months ended September 30, 2011, which was primarily attributable to a $3.4 million net increase in debt. In June 2011, we drew $4.5 million on the revolving line of credit for general corporate purposes as we added headcount and continued to invest in our operations for future growth. On April 3, 2012, we paid in full the outstanding amount under the revolving line of credit. The line of credit expired in April 2012. During the nine months ended September 30, 2011, an additional $1.9 million in proceeds were provided from the exercise of stock options and preferred stock warrants, partly offset by $1.4 million in common stock issuance costs in preparation for our 2012 initial public offering.
Contractual obligations

The following table summarizes our contractual obligations as of September 30, 2012:

(in thousands)	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$5,214	$1,410	$2,962	$842	$—
Non-cancelable purchase commitments (2)	4,247	4,247	—	—	—
Total	$9,461	$5,657	$2,962	$842	$—

(1) Consists of contractual obligations from non-cancelable office space under operating leases.
(2) Consists of minimum purchase commitments with our independent contract manufacturer and other vendors.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
As of September 30, 2012, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012 due to the material weakness in our internal control over financial reporting as described below.
Prior Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.
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
Remediation Plan and Status
In response to the identified material weakness in the Statement of Cash Flows, our management, with oversight from our Audit Committee, is executing the implementation of the following remediation steps.These efforts are focused on (i) redesigning the statement of cash flow spreadsheet, specifically related to non-cash items; completing a second more detailed review of the statement of cash flows at the end of each period; (ii) adopting an enhanced secondary review of the statement of cash flows, by agreeing each movement to supporting schedule and recalculating the amounts in the worksheet; and (iii) employing the services of external consultants to assist with the completion of the review.
We believe these steps, when they are fully implemented, will address the material weakness previously identified and will enhance our internal control over financial reporting, as well as our disclosure controls and procedures. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

As described above, other than the remediation plan for the existing material weakness, there was no change in our internal control over financial reporting which occurred during the period covered by this Quarterly Report on Form 10-Q which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations or future prospects could be materially and adversely harmed if any of the following risks, or other risks or uncertainties that are not yet identified or that we currently believe are immaterial, actually occur. The trading price of our common stock could decline due to any of these risks or uncertainties, and, as a result, you may lose all or part of your investment.

Risks related to our business and industry

Although we reported net income for the nine months ended September 30, 2012, we have incurred significant losses in the past. If we cannot maintain profitability, our business will be harmed and our stock price could decline.

We have incurred significant losses in the past and may incur losses in the future as we continue to grow our business. As of September 30, 2012, we had an accumulated deficit of $54.8 million. We expect our expenses to increase due to the hiring of additional personnel and the additional operational and reporting costs associated with being a public company. We reported net income for the nine months ended September 30, 2012. However, if we cannot maintain profitability, our business will be harmed and our stock price could decline.

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

To date, substantially all of our revenue has been derived from sales of our Voice Communication solution to the healthcare market and, in particular, hospitals. Any decrease in revenue from sales of our Voice Communication solution would harm our business. For 2011 and the nine months ended September 30, 2012, sales of our Voice Communication solution to the healthcare market accounted for over 91% and 94% of our revenue, respectively. In addition, we obtained a significant portion of these sales from existing hospital customers. We anticipate that sales of our Voice Communication solution will represent a significant portion of our revenue for the foreseeable future. While we are evaluating new solutions for non-healthcare markets, we may not be successful in applying our technology to these markets. In any event, we do not anticipate that sales of our Voice Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

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

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to twelve months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. As a result, our revenue and operating results may vary significantly from quarter to quarter.

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

Our ability to sell our Voice Communication, Secure Messaging or Care Transitions solutions is dependent upon our professional services and technical support teams providing high-quality services and support. Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer's facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is unsatisfactory, as has been the case with certain third-party deployments in the past, we may incur significant costs to attain and sustain customer satisfaction. As we rapidly hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners to provide high-quality services and support in markets outside the United States could also harm sales of our solutions.

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

We do not have internal manufacturing capabilities and rely upon a contract manufacturer, SMTC Corporation, to produce the primary hardware component of our Voice Communication solution. We have entered into a manufacturing agreement with SMTC that is terminable by either party with advance notice and that may also be terminated for a material uncured breach. We also rely on original design manufacturers, or ODMs, to produce accessories, including batteries, chargers and attachments. If SMTC or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solutions to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.

SMTC or ODMs may experience problems that could impact the quantity and quality of components of our Voice Communication solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. SMTC and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner. The majority of the components of our Voice Communication solution are manufactured in Asia or Mexico and adverse changes in political or economic circumstances in those locations could also disrupt our supply and quality of components of our solutions. In October 2011, we introduced the B3000 badge. Initial production of this product commenced with SMTC in the United States, and new production fully transitioned to Mexico in May 2012. Companies occasionally encounter unexpected difficulties in ramping up production of new products, and we may experience such difficulties with future generations of our products. SMTC and our ODMs also manufacture products for other companies. Generally, our orders represent a relatively small percentage of the overall orders received by SMTC and these ODMs from their customers; therefore, fulfilling our orders may not be a priority in the event SMTC or an ODM is constrained in its ability to fulfill all of its customer obligations. In addition, if SMTC or an ODM is unable or unwilling to continue manufacturing components of our solutions, we may have to identify one or more alternative manufacturers. The process of identifying and qualifying a new contract manufacturer or ODM can be time consuming, and we may not be able to substitute suitable alternative manufacturers in a timely manner or at an acceptable cost. Additionally, transitioning to a new manufacturer may cause us to incur additional costs and delays if the new manufacturer has difficulty manufacturing components of our solutions to our specifications or quality standards.

If we fail to forecast our manufacturing requirements accurately, or fail to properly manage our inventory with our contract manufacturer, we could incur additional costs and experience manufacturing delays, which can adversely affect our operating results.

We place orders with our contract manufacturer, SMTC, and we and SMTC place orders with suppliers based on forecasts of customer demand. Because of our international low cost sourcing strategy, our lead times are long and cause substantially more risk to forecasting accuracy than would result were lead times shorter. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates affecting our ability to meet our customers' demands for our solutions. We also may face additional forecasting challenges due to product transitions in the components of our solutions, or to our suppliers discontinuing production of materials and subcomponents required for our solutions. If demand for our solutions increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to source additional materials and subcomponents to produce components of our solutions or to expedite the manufacture and delivery of additional inventory. If we underestimate customer demand, our contract manufacturer may have inadequate materials and subcomponents on hand to produce components of our solutions, which could result in manufacturing interruptions, shipment delays, deferral or loss of revenue, and damage to our customer relationships. Conversely, if we overestimate customer demand, we and SMTC may purchase more inventory than required for actual customer orders, resulting in excess or obsolete inventory, thereby increasing our costs and harming our operating results.

If hospitals do not have and are not willing to install or upgrade the wireless infrastructure required to effectively operate our Voice Communication solution, then they may experience technical problems or not purchase our solution at all.

The effectiveness of our Voice Communication solution depends upon the quality and compatibility of the communications environment of our healthcare customers. Our solutions require voice-grade wireless, or Wi-Fi, installed through large enterprise environments, which can vary from hospital to hospital and from department to department within a hospital. Many hospitals have not installed a voice-grade wireless infrastructure. If potential customers do not have a wireless network that can properly and fully interoperate with our Voice Communication solution, then such a network must be installed, or an existing Wi-Fi network must be upgraded or modified, for example, by adding access points in stairwells, for our Voice Communication solution to be fully functional. The additional cost of installing or upgrading a Wi-Fi network may dissuade potential customers from installing our solution. Furthermore, if changes to a customer's physical or information technology environment cause integration issues or degrade the effectiveness of our solution, or if the customer fails to upgrade its environment as may be required for software releases or updates, the customer may not be able to fully utilize our solution or may experience technical problems, or these changes may impact the performance of other wireless equipment being used. If such circumstances arise, prospective customers may not purchase or existing customers may not expand their use of or deploy upgraded versions of our Voice Communication solution, thereby harming our business and operating results.

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

Our Mobility Business Unit may not be successful in selling our communications solutions in non-healthcare markets.

Our primary focus has been on selling our communications solutions to the healthcare market, with other markets addressed only opportunistically.  We have very recently created our Mobility Business Unit for sales efforts to customers outside the healthcare market, and it will initially focus on customers in selected industries.  We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. Our Voice Communication solution has been deployed in over 100 customers in non-healthcare markets, including hospitality, retail and libraries. For both 2011 and the nine months ended September 30, 2012, total revenue from non-healthcare customers accounted for 3% of our revenue. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if our solutions are adopted more slowly than we anticipate, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers' changing requirements, or that sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our Voice Communication solution. Our recently introduced B3000 badge has reduced demand for our existing B2000 badges, and we must therefore successfully manage the transition from existing badges, avoid excessive inventory levels and ensure that sufficient supplies of new badges can be delivered to meet customer demand. We also may incur substantial costs or delays in the manufacture of the B3000 badge and any additional new products or models as we seek to optimize production methods and processes at our contract manufacturer. In addition, we expect that we will at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

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

•
suffer disruption to our ongoing business and diversion of our management's attention as a result of transition or integration issues and the challenges of managing geographically or culturally diverse enterprises

•
experience unforeseen and significant problems or liabilities associated with quality, technology and legal contingencies relating to the acquisition, such as intellectual property or employment matters

In addition, from time to time we may enter into negotiations for acquisitions that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, the ownership of existing stockholders would be diluted. In addition, acquisitions may result in the incurrence of debt, contingent liabilities, large write-offs, or other unanticipated costs, events or circumstances, any of which could harm our operating results.

If we are not able to manage our growth effectively, or if our business does not grow as we expect, our operating results will suffer.

We have experienced significant revenue growth in a short period of time. For example, our revenue increased from $30.3 million for the nine months ended September 30, 2009 to $74.0 million for the nine months ended September 30, 2012, and during these periods, we significantly expanded our operations and more than doubled the number of our employees from 129 as of January 1, 2009 to 326 as of September 30, 2012. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, acquire complementary businesses, technologies or assets, and increase our investment in research and development. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

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

The implementation of our new enterprise resource planning system could disrupt our business and adversely affect our financial results.

In 2012, we undertook the planning process for a new enterprise resource planning application, or ERP, with implementation of our solution beginning in the fourth quarter of 2012 and extending into 2013. We may experience difficulties in implementing the ERP, and we may fail to obtain the risk mitigation benefits that the implementation is designed to produce. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to our customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

We generally recognize revenue from maintenance and support contracts over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. For 2011 and the nine months ended September 30, 2012, revenue from our maintenance and support contracts accounted for 27.0% and 25.9% of our revenue, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

The failure of our equipment lease customers to pay us under leasing agreements with them that we do not sell to third party lease finance companies could harm our revenue and operating results.

We recently began offering our badges and related hardware accessories to our customers through multi-year equipment lease agreements. For a sale, we recognize product-related revenue at the net present value of the lease payment stream once our obligations related to such sale have been met. We plan to sell these leases, including the related accounts receivables, to third party lease finance companies on a non-recourse basis. We, however, may not be able to sell all of these leases to third party lease finance companies. In such event, we will have to retain such leases in-house, which would expose us to the creditworthiness of such equipment lease customers over the lease term. For the leases that we retain in-house, our ability to collect payments from a customer or to recognize revenue for the sale could be impaired if the customer fails to meet its obligations to us such as in the case of its bankruptcy filing or deterioration in its financial position, or has other creditworthiness issues, any of which could harm our revenue and operating results.

Our revenue and operating results have fluctuated, and are likely to continue to fluctuate, which may make our quarterly results difficult to predict, cause us to miss analyst expectations and cause the price of our common stock to decline.

Our operating results may be difficult to predict, even in the near term, and are likely to fluctuate as a result of a variety of factors, many of which are outside of our control. We have historically obtained substantially all of our revenue from the sale of our Voice Communication solution, which we anticipate will represent the most significant portion of our revenue for the foreseeable future, as we only began offering our Secure Messaging and Care Transition solutions in the last two years.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During 2011 and the nine months ended September 30, 2012, we obtained 7.3% and 11.4% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

•	challenges incorporating non-English speech recognition capabilities into our solutions as we expand into non-English speaking jurisdictions

•	difficulties integrating our solutions with wireless infrastructures with which we do not have experience

•	difficulties integrating local dialing plans and applicable PBX standards

•	challenges associated with delivering support, training and documentation in several languages

•	difficulties in staffing and managing personnel and resellers

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

In connection with our healthcare communications business, we may handle or have access to personal health information subject in the United States to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, regulations issued pursuant to these statutes, state privacy and security laws and regulations, and associated contractual obligations as a “business associate” of healthcare providers. These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply. Our failure to accurately anticipate the application or interpretation of these statutes, regulations and contractual obligations as we develop our solutions, a failure by us to comply with their requirements (e.g., evolving encryption and security requirements) or an allegation that defects in our products have resulted in noncompliance by our customers could create material civil and/or criminal liability for us, resulting in adverse publicity and negatively affecting our business. In addition, the use and disclosure of personal health information is subject to regulation in other jurisdictions in which we do business or expect to do business in the future. Those jurisdictions may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future which may increase the chance that we violate them. Any such developments, or developments stemming from enactment or modification of other laws, or the failure by us to comply with their requirements or to accurately anticipate the application or interpretation of these laws could create material liability to us, result in adverse publicity and negatively affect our business. For example, the European Union, or EU, adopted the Data Protection Directive, or DPD, imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada's Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of personal information could create liability for us, result in adverse publicity and negatively affect our business.

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

In addition, our customers' expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to our communications solutions. The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

To prevent unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement or misappropriation of our proprietary rights. Any such action could result in significant costs and diversion of our resources and management's attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than us. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating our intellectual property. While we plan to continue to protect our intellectual property with, among other things, patent protection, there can be no assurance that:

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

We provide devices that may be, or may become, subject to regulation by the U.S. Food and Drug Administration, or FDA, and similar agencies in other countries, or the jurisdiction of these agencies could be expanded in the future to include our solutions. The FDA regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. Although we have concluded that our wireless badge is a general-purpose communications device not subject to FDA regulation, the FDA could disagree with our conclusion, or changes in our solutions or the FDA's evolving regulation could lead to FDA regulation of our solutions. Many other countries in which we sell or may sell our solutions could also have similar regulations applicable to our solutions, some of which may be subject to change or interpretation. We may incur substantial operating costs if we are required to register our solutions or components of our solutions as regulated medical devices under U.S. or foreign regulations, obtain premarket approval from the FDA or foreign regulatory agencies, and satisfy the extensive reporting requirements. In addition, failure to comply with these regulations could result in enforcement actions and monetary penalties.

Product liability or other liability claims could cause us to incur significant costs, adversely affect the sales of our solutions and harm our reputation.

Our solutions are utilized by healthcare professionals and others in the course of providing patient care. It is possible that patients, family members, physicians, nurses or others may allege we are responsible for harm to patients or healthcare professionals due to defects in, the malfunction of, the characteristics of, or the operation of, our solutions. Any such allegations could harm our reputation and ability to sell our solutions.

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

Although our customer agreements contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our potential liability, we could be required to spend significant amounts of management time and resources to defend ourselves against product liability, tort, warranty or other claims. If any such claims were to prevail, we could be forced to pay damages, comply with injunctions or stop distributing our solutions. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management's attention away from our business. We maintain general liability insurance coverage, including coverage for errors and omissions; however, this coverage may not be sufficient to cover large claims against us or otherwise continue to be available on acceptable terms. Further, the insurer could attempt to disclaim coverage as to any particular claim.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and many critical components of our solutions are sourced in Asia and Mexico, regions known to suffer natural disasters. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, our other facilities or where our contract manufacturer or its suppliers are located, could harm our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our senior management, general and administrative, and research and development activities that are coordinated with our corporate headquarters in the San Francisco Bay Area. Any disruption to our internal communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, in the San Francisco Bay Area, Asia or Mexico could delay our research and development efforts, cause delays or cancellations of customer orders or delay deployment of our solutions, which could harm our business, operating results and financial condition.

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

In response to the identified material weakness in the Statement of Cash Flows, our management, with oversight from our Audit Committee, is executing the following remediation steps, beginning with the three months ended September 30, 2012. These ongoing efforts are focused on (i) redesigning the statement of cash flow spreadsheet, specifically related to non-cash items; (ii) adopting an enhanced secondary review of the statement of cash flows, by agreeing each movement to supporting schedule and recalculating the amounts in the worksheet; and (iii) employing the services of external consultants to assist with the completion of the review.
We believe these steps, when they are fully implemented will address the material weakness previously identified and will enhance our internal control over financial reporting, as well as our disclosure controls and procedures; however, there can be no absolute assurance that these efforts will permanently remediate this material weakness. As efforts continue to evaluate and enhance internal control over financial reporting, we may determine that additional measures must be taken to address this control deficiency or may determine that we need to modify or otherwise adjust the remediation measures described above.

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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own approximately 46% of our common stock outstanding as of September 30, 2012. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders' ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders, including you, oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

Our management has broad discretion over the use of proceeds from our public offerings and might not apply the proceeds of our public offerings in ways that increase the value of your investment in our company.
Our management has broad discretion to use the net proceeds to us from our initial public offering and our secondary public offering, and you are relying on the judgment of our management regarding the application of these proceeds, without the opportunity to assess whether the proceeds are being used appropriately. The failure of our management to apply the $70.5 million net proceeds of our initial public offering and the $36.0 million net proceeds from our secondary public offering effectively could harm our business, financial condition and operating results, and may not increase the value of your investment in our company. Largely as a result of these public offerings, we had $121.0 million invested in cash, cash equivalents, and short-term investments at September 30, 2012.
We have not allocated these net proceeds for specific purposes other than allocating a portion of the proceeds from our initial public offering to the repayment in full of outstanding borrowings under our credit facility, which we repaid in April 2012. We intend to use the net proceeds from our public offerings for general corporate and working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies or assets, but at this time, we have no current understandings, agreements or commitments to do so. Our management might not be able to yield a significant return or any return on any investment of these net proceeds.
Our stock price could decline due to the substantial number of outstanding shares of our common stock eligible for future sale.
As of September 30, 2012, a substantial number of our issued and outstanding shares were restricted by securities laws, lock-up agreements and other contractual restrictions that restrict sales and other transfers. The 180-day lock-up period related to our initial public offering terminated on September 23, 2012 and the 60-day lock-up period related to our secondary offering terminated on November 5, 2012. If the holders of the shares that were previously subject to these restrictions sell, or indicate an intention to sell, substantial amounts of our common stock could be available for sale for the first time in the public market, and the trading price of our common stock could decline. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 of the Securities Act and various vesting agreements. Shares subject to outstanding warrants and shares subject to outstanding options and reserved for future issuance under our stock option and purchase plans will also became eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.

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

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2012	—	—	—	—
August 1 - August 31, 2012	—	—	—	—
September 1 - September 30, 2012	139	1.08	—	—
Total	139	$1.08	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

Date: November 13, 2012	By:	/S/ Robert J. Zollars
Robert J. Zollars Chief Executive Officer
(Principal Executive Officer)
Date: November 13, 2012	By:	/S/ William R. Zerella
William R. Zerella Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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