Form 10-K
period 2012-12-31
VOCERA COMMUNICATIONS, INC.
filed 2013-03-12
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 001-35469

VOCERA COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3354663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Vocera Communications, Inc.
525 Race Street
San Jose, CA 95126
(408) 882-5100
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of exchange on which registered)
Common Stock, $0.0003 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $293 million based upon the $26.79 closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates of registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2013, there were 24,390,433 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2012.

VOCERA COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE ANNUAL PERIOD ENDED December 31, 2012

PART I

This Annual Report on Form 10-K contains forward-looking statements that are based on our beliefs and assumptions regarding future events and circumstances, including statements regarding our strategies, our opportunities, developments in the healthcare market, our relationships with our customers and contract manufacturer and other matters. These statements are principally contained in Item 1, Business; Item 1A, Risk Factors; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K. Forward-looking statements include statements that are not historical facts and can be identified by words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other similar words and phrases.
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These risks, uncertainties and factors include those we discuss in this annual report in Item 1A, Risk Factors. You should read these risk factors and the other cautionary statements made in this Annual Report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. It is not possible for us to predict all risks that could affect us, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Moreover, new risks emerge from time to time.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 1.	Business
Overview
We are a provider of mobile communication solutions focused on addressing critical communication challenges facing hospitals today. We help our customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through our Voice Communication, Secure Messaging and Care Transition solutions. Our Voice Communication solution, which includes a lightweight, wearable, voice-controlled communication badge and a software platform, enables users to connect instantly with other hospital staff simply by saying the name, function or group name of the desired recipient. Our Secure Messaging solution securely delivers text messages and alerts directly to and from smartphones. Our hosted Care Transition solutions include voice and text based software applications that capture, manage and monitor patient information when responsibility for the patient is transferred or “handed-off” from one caregiver to another, which helps manage the hospital discharge process to help prevent unnecessary readmissions.
At the core of our Voice Communication solution is a patent-protected software platform that we introduced in 2002. We have significantly enhanced and added features and functionality to this solution through ongoing development based on frequent interactions with our customers. Our software platform is built upon a scalable architecture and recognizes more than 100 voice commands. Users can instantly communicate with others using the Vocera communication badge or through Vocera Connect client applications available for iPhone and Android smartphones, as well as Cisco wireless IP phones. Our Voice Communication solution can also be integrated with nurse call and other clinical systems to immediately and efficiently alert hospital workers to patient needs.
Our solutions are deployed in 875 hospitals and healthcare facilities, including large hospital systems, small and medium-sized local hospitals, and a small number of clinics, surgery centers and aged-care facilities. Over 1,000 customers, including non-healthcare users, have deployed our solutions. We sell our solutions to healthcare customers primarily through our direct sales force in the United States, and through direct sales and select distribution channels in international markets.
We were incorporated in Delaware on February 16, 2000. Our corporate headquarters are located at 525 Race Street, San Jose, CA 95126, and our main telephone number is (408) 882‑5100. We maintain a website at www.vocera.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.
Industry overview
Improving communication among the mobile and highly dispersed healthcare professionals in hospitals is extremely important. Hospital communications are typically conducted through disparate components, including overhead paging, pagers and mobile phones, often relying on written records of who is serving in specific roles during a particular shift. These legacy communication methods are inefficient, often unreliable, noisy and do not provide “closed loop” communication (in which a caller knows if a message has reached its intended recipient). These communication deficiencies can negatively impact patient safety, delay patient care and result in operational inefficiencies. Additionally, the increasing focus on improving patients' experience is supported by the healthcare reform initiative, which incorporates financial incentives for hospitals to improve the quality of care and patient satisfaction. These forces are driving hospitals to invest in technology and process improvements to manage their operations more efficiently and to improve staff and patient satisfaction. Our communication platform helps hospitals increase productivity and reduce costs by streamlining operations, and improves patient and staff satisfaction by creating a differentiated “Vocera hospital” experience.
Our strategy
Our goal is to extend our leadership position as a provider of communication solutions in the healthcare market. Key elements of our strategy include:

•
Expand our business to new U.S. healthcare customers.    As of December 31, 2012, our solutions were deployed in approximately 10% of U.S. hospitals. We believe our unified communication platform can provide significant value to both large and small hospitals that currently do not deploy our solutions. We plan to continue to expand our direct sales force to win new customers among hospitals of all sizes. We have structured and incentivized our sales organization to focus on sales to new customer sites, particularly within large health systems.

•
Further penetrate our existing installed customer base.    Typically, our customers initially deploy our Voice Communication solutions in a few departments of a hospital and gradually expand to additional departments as they come to fully appreciate the value of our solutions. We recognize the significant opportunity to up-sell and cross-sell to our existing customers, including into new hospitals that are part of healthcare system where our systems are deployed in one or more other hospitals. Key sales strategies include promoting a further adoption of our Voice Communication solution and demonstrating the value of our Secure Messaging and Care Transition solutions to our existing customers. We plan to continue expanding the number of account managers focused on our existing customers in order to grow our revenue and maintain and improve customer experience.

•
Extend our technology advantage and create new product solutions.    We intend to continue our investment in research and development to enhance the functionality of our communication solutions and further differentiate them from other competing solutions. We plan to invest in product upgrades, product line extensions and new solutions to enhance our portfolio, such as our recent introduction of client applications for iPhone and Android mobile platforms.

•
Pursue acquisitions of complementary businesses, technologies and assets.    We completed four small acquisitions in 2010 to expand our solutions offering, demonstrating that we can successfully source, acquire and integrate complementary businesses, technologies and assets. We intend to continue to pursue acquisition opportunities that we believe can accelerate the growth of our business.

•
Grow our international healthcare presence.    Today, in addition to our core U.S. market, we sell primarily into other English-speaking markets, including Canada, the United Kingdom, Australia and New Zealand. As of December 31, 2012, our solutions were deployed in over 100 healthcare facilities outside the United States. We plan both to utilize our direct sales force and leverage channel partners to expand our presence in other English-speaking markets and enter non-English speaking countries. Recently we announced the general availability of a localized French language version of our Voice Communication solution.

•
Expand our communication solutions in non-healthcare markets.    While our current focus is on the healthcare market, we believe that our communication solutions can also provide value in non-healthcare markets. Our Voice Communication and messaging solutions have been deployed in over 200 customers in non-healthcare markets where there are large numbers of mobile workers, including hospitality, retail and libraries. Currently, this is not a material portion of our business, but longer term, we believe these markets could represent potential opportunities for growth.

Our products, technology and services
Our solutions consist of our Voice Communication, Secure Messaging and Care Transition solutions. To complement our solutions, we provide services and support capabilities to help our customers optimize the benefits of our solutions.
Voice Communication solution
Our Voice Communication solution is comprised of a unique software platform that connects communication devices, including our hands-free, wearable, voice-controlled communication badges and third-party mobile devices that use our software applications to become part of the Vocera system. The system transforms the way mobile workers communicate by enabling them to instantly connect with the right person simply by saying the name, function or group name of the person they want to reach, often while remaining at the point-of-care. Our system responds to over 100 voice commands.
Some examples of common commands are shown below.

Action	Spoken commands
Call by name	Call John Smith.

Call a group member	Call an Anesthesiologist.

Dial a phone number or extension	Dial extension 3145.

Initiate a broadcast to a group	Broadcast to Emergency Response Team.

Locate nearest member of a group	Where is the nearest member of Security?

Send a voice message	Record a message for Pediatric Nursing.
Components of the Voice Communication solution include:

•
Software platform.    At the heart of our Voice Communication solution is a patent-protected enterprise-class software platform that runs on our customers’ Windows-based servers. The intelligence of our client-server system is contained primarily within our server-software. This platform contains an optimized speech recognition engine and call management functionality. In addition, it controls the calling and messaging functions of the mobile client devices and maintains profiles for users and groups that enable customization of workflow patterns for each customer. Our scalable software platform can support multiple geographic sites and multiple facilities within a healthcare system to help clinicians stay connected to the latest status of their patients.

In addition to the primary system server, our software platform includes usage and diagnostic reporting tools, as well as our telephony software to interface to customers’ existing phone systems. Our solution is further embedded into the clinical workflow of the hospital through the ability to integrate with over 50 third-party clinical systems, including nurse call, patient monitoring and electronic medical record systems. These integrated solutions enable the immediate delivery of alerts to hospital workers, helping to improve patient safety and satisfaction.

•
Communication badge.    Our communication badge is a wearable device weighing less than two ounces that operates over customers’ industry-standard Wi-Fi networks, the use of which has become increasingly prevalent in hospitals. The badge is worn clipped to a shirt or on a lanyard. It can be used to conduct hands-free communication and is the only hands-free device of its kind. It enables instant two-way voice conversations without the need to remember a phone number or use a handset. An over-the-air update mechanism seamlessly updates device software. Our badge also incorporates automatic diagnostic mechanisms that feed data on wireless network performance back to the software platform for reporting and diagnosis of problems. In October 2011, we introduced the Vocera B3000 badge, our fourth generation communication badge. This badge offers improved durability, a louder speaker for noisy environments and proprietary acoustic noise reduction technology to improve speech recognition by eliminating background noise.

•
Vocera Connect mobile applications.    Vocera Connect mobile applications allow Vocera customers to enable authorized users to access the voice calling capability of our system on third-party mobile devices, including iPhone, Android and other mobile devices. In 2012, we added Cisco wireless IP phones to the list of mobile devices we support. When used in a Wi-Fi environment, the Vocera Connect mobile application enables non-Vocera devices to receive voice communication initiated within the Vocera system, including role-based calls and group broadcasts. Onscreen presence information enables users to see the status of other users and instantly connect with particular individuals, functional roles or entire groups using voice commands or our click-to-connect functionality.

Secure Messaging solution
Our Secure Messaging solution securely delivers text messages, alerts and other information, directly to and from smartphones. It is designed to replace paging and unsecure short message service, or SMS, systems. Our solution is comprised of an enterprise-grade software platform and client applications that run on iPhone or Android devices. The software platform provides the central intelligence, database of users and contacts and monitoring controls that display a real-time dashboard of delivery, receipt confirmations and responses. Our Secure Messaging solution includes a range of client applications, including Alert, Chat, Content and Contacts, to meet the specific needs of hospitals and other enterprise environments.
Our Vocera Alert application is a smartphone client application that works in conjunction with our messaging platform to ensure timely, reliable and encrypted delivery (as recommended by applicable HIPAA regulations) and acknowledgment of critical messages, including pages, lab test results and other alerts. Users can send messages to the smartphones of other users or groups from a smartphone, web console or automatically through integration with third-party clinical systems, like nurse call and patient monitoring systems. Recipients can reply with multiple choice answers or custom responses, and a reporting tool tracks and stores all of the transactions for auditing purposes. Our Alert application replaces unreliable pagers that have been used in hospitals for decades with reliable closed loop message delivery.

Care Transition Solution
Our Care Transition solution is a hosted voice and text based software application that captures, manages and monitors patient information when responsibility for the patient is transferred or “handed-off” from one caregiver to another. Our platform, which includes modules for patient transfers, shift changes, patient discharge instructions and patient and family information exchanges, allows hospitals to effectively standardize and monitor patient hand-offs. The solution streamlines patient hand-offs in a secure, manageable, web-enabled manner that enables caregivers to capture and transfer important information about patients in either written or voice recorded formats from any phone or PC.
Our secure web interface provides real-time monitoring of hand-off quality, compliance and throughput. Caregivers can access the application through a variety of end-points, including computers, smartphones and other wireless devices. The solution alerts the receiving unit of the patient’s anticipated arrival, along with care instructions left by the previous caregiver. This eliminates phone tag and paperwork and reduces miscommunication that can cause delays and errors in patient transfers. We have also introduced a patient discharge solution, Good to Go, that helps manage the discharge process and provides patients better information in order to help prevent unnecessary readmissions.
Our Care Transition solution can be deployed through either a hosted software-as-a-service model or as a server-on-site model.
Services
Our customer-centric strategy is supported by our services and support capabilities, which help customers optimize their Vocera experience. Our services organization consists of the following:

•
ExperiaHealth.    ExperiaHealth is focused on improving patient experience. ExperiaHealth works with hospitals and other healthcare organizations to improve clinical and operational performance that results in improved efficiency, work flow and enhanced patient experience. Services offered by ExperiaHealth include: consulting with customers to improve organizational alignment around patient experience strategy and priorities, developing process improvement plans to increase patient and caregiver satisfaction, providing training modules on topics such as physician leadership coaching, developing clinical service line experience mapping, and leading patient experience improvement and service recovery training.

•
Professional services.    Our professional services are key to helping customers successfully deploy, manage, update and/or expand their Vocera systems in order to gain the full benefits of our solutions. As of December 31, 2012, our professional services team consisted of 42 professionals with expertise in wireless communication, clinical workflow, end-user training, speech science and project management, about half of whom are nurses who understand and can help overcome the challenges of clinical communication issues. We offer a full suite of services, including clinical workflow design, wireless assessment, solution configuration, training and project management, enabling customers to integrate our solutions and improve workflow efficiency and staff productivity. We also provide classroom and distance learning curricula for systems administrators, information technology professionals and clinical educators.

•
Technical support.    We provide 24x7 technical support to our customers through our support centers in San Jose, California; Toronto, Canada; Knoxville, Tennessee and Reading, United Kingdom. As of December 31, 2012, our technical support team consisted of 38 technical support professionals with expertise in wireless, telephony, integration, servers and client devices. Our team utilizes remote diagnostic tools to proactively assess the performance of customer systems. Each support center includes bilingual French/English engineers. We assign technical account management resources to our largest accounts to help them expand the use of our solutions and facilitate adoption of new functionality. Additional services, including an annual Remote System Health Assessment and biweekly technical webinar education, are offered as project-based consulting or through our membership collaborative.

Sales and marketing
Sales
We use a direct sales model to call on hospitals and healthcare systems in the United States, the United Kingdom, Australia and New Zealand. As of December 31, 2012, we had 90 sales employees. The sales team is organized to allow us to better serve our customers and to support the different elements of our sales strategy. Certain members of the sales team focus on the development of new customer relationships with large integrated health systems and government healthcare facilities. Our compensation is structured to incentivize new account development, including a bonus commission paid for new customers. We supplement our sales organization by utilizing a U.S. government-authorized reseller to facilitate our sales to Veterans Administration and Department of Defense healthcare facilities. Sales team members also focus on new customer development with smaller systems and individual hospitals. The sales team further includes account managers who focus on service and additional sales to existing customers. We enhance our sales efforts by including in our sales staff individuals with nursing backgrounds to address clinical uses with, and provide utilization advice to, customers and potential customers. We have also staffed our sales team with system engineers who focus on the technical elements of system optimization, particularly wireless, and overall product configuration.
We strive to hire sales people with at least 10 years of experience selling enterprise solutions in healthcare and who have experience selling in competitive and complex environments with multiple decision makers. In markets outside the United States, our sales efforts are supplemented by a select group of resellers and distributors.
In addition, as of December 31, 2012, we had 23 employees responsible for sales and services support.
Marketing
Our marketing efforts focus on product management, demand generation, sales support and brand management. We believe continuing to increase our brand recognition is important for the growth of our business. As of December 31, 2012, we had 23 employees in marketing and business development.
Our product roadmap and requirements are driven by both primary and secondary research that is continually validated with current and prospective customers. We collect customer feedback through surveys and focus groups, customer visits, a customer advisory board, user forums and participation in industry standards organizations. Our customer-centric marketing strategy is key to generating new sales leads as word of mouth advertising and testimonials are some of our most valuable marketing tools. A number of our customers have agreed to participate in video testimonials, white papers and case studies that validate the efficacy and the financial benefits of our solutions. We have been featured in numerous articles and on network television demonstrating increased patient satisfaction, streamlined hospital operations and enhanced employee safety. Additionally, we sponsor numerous customer-led webinars to demonstrate customer success and to let prospective customers hear from their peer group about the positive impact that our solutions have made on their hospitals. Many of our sales leads come from referrals of existing customers or users who have moved from a hospital already using Vocera to a new facility or health system.
Demand generation is created through high touch activities across multiple platforms including print media, phone, direct mail and e-mail campaigns and participation in tradeshows and other industry sponsored events. We use a variety of sales tools with prospective customers including collateral, ROI calculators and product videos and presentations.
We received the exclusive endorsement of AHA Solutions, a subsidiary of the American Hospital Association, for our Voice Communication and Care Transition solutions. As part of this endorsement, we are able to participate in customer events sponsored by AHA Solutions. Further, we believe hospital customers view this endorsement as a validation of the quality of our solutions.
Customers
Our customers include 875 hospitals and other healthcare facilities, of which over 100 are outside of the United States. In addition, we have deployed our Voice Communication solution in over 200 customers in other vertical markets. Our healthcare customer base spans hospital networks, research and academic centers, small and medium-sized local hospitals and international hospitals. Our customers include Alberta Health Systems, Banner Health System, University of California’s Davis Medical Center, El Camino Hospital, NorthShore University Health System, OhioHealth and Texas Health Resources. Our diverse customer base has very low customer revenue concentration. During 2012, our largest end customer represented only 2.7% of revenue.
Currently, we sell into English speaking markets including the United States, Canada, the United Kingdom, Australia and New Zealand. During 2012 and 2011, non-U.S. markets represented approximately 10.7% and 7.3% of our revenue, respectively. In addition to our recent introduction of a localized French language version of our Voice Communication solution, we are developing plans to offer our solutions in a wider range of international markets including other non-English speaking countries.
Competition
We do not believe any single competitor offers an intelligent voice communication system to the healthcare market that allows instant, hands-free communication through voice-activated, role-based and activity-based calling using a combination of dedicated, proprietary devices as well as accommodating the use of third-party smartphones and other devices.
At this time, the primary alternative to our system consists of traditional communication methods utilizing wired phones, Wi-Fi in-building phones, pagers and overhead intercoms. The most significant alternatives to the traditional communication system with which we compete for sales in the hospital are in-building wireless telephones. While we compete with the providers of these wireless phones in making sales to hospitals, they do not at this time purport to contain the system intelligence and convenience of our Voice Communication solution. The market for in-building wireless phones is dominated by large communications companies such as Cisco Systems, Ascom and Spectralink.

We believe that the primary competitive factors at work in our market include:

•	comprehensiveness of the solution and the features provided

•	product performance and reliability

•	the initial cost and ongoing cost of ownership

•	customer service and support capabilities
We may face increased competition in the future, including competition from large, multinational companies with significant resources. Potential competitors may have existing relationships with purchasers of other products and services within the hospital, which may enhance their ability to gain a foothold in our market.
Research and development
Our continued investment in research and development is critical to our business. We have assembled teams of engineers with expertise in various fields, including software, firmware, database design, applications, speech recognition, wireless communication and hardware design. We have research and development personnel in San Jose, California; Knoxville, Tennessee and Toronto, Canada. There were 59 full-time research and development employees as of December 31, 2012. We also utilize small teams of contractors in India and the Ukraine to assist with quality assurance testing and automation, and targeted development efforts. Our research and development expenditures were $11.6 million, $9.3 million and $6.7 million in 2012, 2011 and 2010, respectively.
Intellectual property
Our success depends, in part, upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been granted 16 U.S. patents, including patents on many capabilities of our software platform and communication badge. The expiration dates of these patents range from 2018 through 2029. One or more utility patents have also been issued in Australia, Canada, India, Japan and the European Patent Office (with validation in Germany, France, the United Kingdom and the Netherlands.) A European Community design patent has been issued that protects the design in multiple European jurisdictions. We have five patent applications pending in the United States, and one or more utility patent applications are pending in Canada and at the European Patent Office. Our primary registered trademark in the United States is Vocera®.
In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is also protected by U.S. and international copyright laws.
Our solutions include software developed and owned by us as well as software components we have licensed. These non-exclusive licenses are terminable by the licensor for cause. Certain of these licenses are for a contractually specified term and cannot be renewed without the assent of the licensor. In the event one or more of these licenses is terminated or is not renewed, we could be required to redesign substantial portions of our software in order to incorporate software components from alternative sources. An unplanned redesign of our software could materially and adversely affect our business.
Manufacturing operations and suppliers
We outsource the manufacturing of our device products to original design manufacturers and a contract manufacturer, SMTC. Our communication badge is currently built in Mexico using custom tools and test equipment owned by us. Initial volumes of new products may be manufactured by our contract manufacturer in U.S. facilities. Most of our accessories, including batteries, chargers and attachments, are built by original design manufacturers in Asia.
These manufacturers are responsible for procuring all the components included in our products as specified and approved by us. Some of these components are sole-sourced off-the-shelf and some are custom components built exclusively for our products. In the event we are unable to procure certain components, we could be required to redesign some of our products in order to incorporate technology from alternative sources. An unplanned redesign of our products could materially and adversely affect our business.
We require our suppliers to perform both incoming and outgoing product inspections. In addition, we perform in-house quality control and ongoing reliability testing.

Employees
As of December 31, 2012, we had 343 employees, consisting of 24 in manufacturing and quality operations, 59 in research and development, 136 in sales and marketing, 80 in services and 44 in general and administrative. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider current employee relations to be good.
Government regulations and standards
Substantially all of our revenue is derived from the healthcare industry. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations, as well as the behavior and attitudes of our users. Healthcare reform has been recently enacted at the federal level. We expect federal and state legislatures and agencies to continue to consider programs to reform or revise aspects of the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate.
HIPAA privacy and security standards
In connection with our healthcare communications business, we handle and have access to personal health information on behalf of our customers. Accordingly, in the United States, we are subject to HIPAA and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers engaged in electronic transactions, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009 included sweeping expansion of HIPAA’s privacy and security standards as reflected in the HITECH Act. Among other things, the new law makes certain HIPAA privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Most of our customers are covered entities under HIPAA and, to the extent that we handle personal health information on their behalf, we are their “business associates” and are subject to HIPAA and associated contractual obligations, as well as comparable state privacy and security laws.
In addition, we are subject to privacy and security regulations in other jurisdictions. For example, the EU adopted the DPD imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities.
These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply, and subject us to material liability and other adverse impacts to our business in the event we fail to do so. These include, without limitation, civil fines, criminal sanctions in certain circumstances, contractual liability to our customer, and damage to our brand and reputation. We endeavor to mitigate these risks through measures we believe to be appropriate for the specific circumstances, including storing personal data under our control on password-protected systems in secure facilities, counseling our customers as to best practices in using our solutions, and encrypting such information.
Medical device regulation
The FDA regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. Although we have concluded that our products are general-purpose communication devices not subject to FDA regulation, either the FDA could disagree with our conclusion or changes in our product or the FDA’s evolving regulations could lead to the imposition of medical device regulation on our products. In this event, we would be subject to extensive regulatory requirements, including the expense of compliance with Medical Device Reporting and Quality System regulation and the potential of liability for failure to comply, and we could be required to obtain 510(k) clearance or premarket approval of our products from the FDA prior to commercial distribution. Further, we would be subject to the 2.3% excise tax that became applicable to medical devices beginning January 2013.

Electrical standards and FCC regulations
Our products emit radio frequency energy in the 2.4 GHz spectrum band for which licensing by U.S. and other regulatory authorities is not required, provided that the products conform to certain requirements, e.g., maximum power output and tolerance of interference from other devices sharing that spectrum band. We subject our products to testing by independent testing laboratories for compliance with the relevant standards issued by various U.S. and international bodies, including the European Union (with respect to the “CE” mark), the International Electrotechnical Commission, the Australian Communications and Media Authority, Underwriters Laboratories and CSA International.
Information about segment and geographic revenue
Information about segment and geographic revenue is set forth in Note 12 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income (loss) for the years ended December 31, 2010, 2011 and 2012 and our total assets as of December 31, 2011 and 2012, is included in our Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Available information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.vocera.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Annual Report on Form 10-K. Our business, financial condition, results of operations or future prospects could be materially and adversely harmed if any of the following risks, or other risks or uncertainties that are not yet identified or that we currently believe are immaterial, actually occur. The trading price of our common stock could decline due to any of these risks or uncertainties, and, as a result, you may lose all or part of your investment.

Risks related to our business and industry

Although we reported net income for the year ended December 31, 2012, we have incurred significant losses in the past. If we cannot maintain profitability, our business will be harmed and our stock price could decline.

We have incurred significant losses in the past and may incur losses in the future as we continue to grow our business. As of December 31, 2012, we had an accumulated deficit of $54.0 million. We expect our expenses to increase due to the hiring of additional personnel and the additional operational and reporting costs associated with being a public company. We reported net income for year ended December 31, 2012. However, if we cannot maintain profitability, our business will be harmed and our stock price could decline.

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

To date, substantially all of our revenue has been derived from sales of our Voice Communication solution to the healthcare market and, in particular, hospitals. Any decrease in revenue from sales of our Voice Communication solution would harm our business. For 2012 and 2011, sales of our Voice Communication solution to the healthcare market accounted for 92% and 91% of our revenue, respectively. In addition, we obtained a significant portion of these sales from existing hospital customers. We anticipate that sales of our Voice Communication solution will represent a significant portion of our revenue for the foreseeable future. While we are evaluating new solutions for non-healthcare markets, we may not be successful in applying our technology to these markets. In any event, we do not anticipate that sales of our Voice Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

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

Even if hospital personnel determine that our Voice Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints, ever increasing demands from a growing number of patients and impediments to obtaining reimbursements for their services. In addition, hospitals funded by the U.S. government are experiencing budgeting issues due to the ongoing effects of and uncertainty around the U.S. government sequestration and debt ceiling issues, and as a consequence, we may continue to experience a slowdown and deferral of orders for our Voice Communication solution that could negatively impact our sales. We believe hospitals are currently allocating funds for capital and infrastructure improvements to benefit from recently enacted electronic medical records incentives, which may impact their ability to purchase and deploy our solution. We might not be able to sustain or increase our revenue from sales of our Voice Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

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

We intend to continue to add personnel and resources in sales and marketing as we focus on expanding awareness of our brand and solutions and capitalize on sales opportunities with new and existing customers. Our efforts to improve sales of our solutions will result in an increase in our sales and marketing expense and general and administrative expense, and these efforts may not be successful. Some newly hired sales and marketing personnel may subsequently be determined to be unproductive and have to be replaced, resulting in operational and sales delays and incremental costs. If we are unable to significantly increase the awareness of our brand and solutions or effectively manage the costs associated with these efforts, our business, financial condition and operating results could be harmed.

If we fail to offer high-quality services and support for any of our solutions, our ability to sell those solutions will be harmed.

Our ability to sell our Voice Communication, Secure Messaging or Care Transitions solutions is dependent upon our professional services and technical support teams providing high-quality services and support. Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-

deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is unsatisfactory, as has been the case with certain third-party deployments in the past, we may incur significant costs to attain and sustain customer satisfaction. As we rapidly hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners to provide high-quality services and support in markets outside the United States could also harm sales of our solutions.

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

Our solutions incorporate multiple software components obtained from licensors on a non-exclusive basis, such as voice recognition software, software supporting the runtime execution of our software platform, and database and reporting software. Our license agreements can be terminated for cause. In many cases, these license agreements specify a limited term and are only renewable beyond that term with the consent of the licensor. If a licensor terminates a license agreement for cause, objects to its renewal or conditions renewal on modified terms and conditions, we may be unable to obtain licenses for equivalent software components on reasonable terms and conditions, including licensing fees, warranties or protection from infringement claims. Some licensors may discontinue licensing their software to us or support of the software version used in our solutions. In such circumstances, we may need to redesign our solutions at substantial cost to incorporate alternative software components or be subject to higher royalty costs. Any of these circumstances could adversely affect the cost and availability of our solutions.

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

If hospitals do not have and are not willing to install, upgrade and maintain the wireless infrastructure required to effectively operate our Voice Communication solution, then they may experience technical problems or not purchase our solution at all.

The effectiveness of our Voice Communication solution depends upon the quality and compatibility of the communications environment that our healthcare customers maintain. Our solutions require voice-grade wireless, or Wi-Fi, installed through large enterprise environments, which can vary from hospital to hospital and from department to department within a hospital. Many hospitals have not installed a voice-grade wireless infrastructure. If potential customers do not have a wireless network that can properly and fully interoperate with our Voice Communication solution, then such a network must be installed, or an existing Wi-Fi network must be upgraded or modified, for example, by adding access points in stairwells, for our Voice Communication solution to be fully functional. The additional cost of installing or upgrading a Wi-Fi network may dissuade potential customers from installing our solution. Furthermore, if changes to a customer's physical or information technology environment cause integration issues or degrade the effectiveness of our solution, or if the customer fails to upgrade or maintain its environment as may be required for software releases or updates or to ensure our solution's effectiveness, the customer may not be able to fully utilize our solution or may experience technical problems, or these changes may impact the performance of other wireless equipment being used. If such circumstances arise, prospective customers may not purchase or existing customers may not expand their use of or deploy upgraded versions of our Voice Communication solution, thereby harming our business and operating results.

If we fail to achieve and maintain certification for certain U.S. federal standards, our sales to U.S. government customers will suffer.

We believe that a significant opportunity exists to sell our products to healthcare facilities in the Veterans Administration and Department of Defense, or DoD. These customers require independent certification of compliance with particular requirements relating to encryption, security, interoperability and scalability. These requirements include compliance with Federal Information Processing Standard, or FIPS, 140-2 and, as to DoD facilities, certification by the Joint Interoperability and Test Command of DoD and under the DoD Information Assurance Certification and Accreditation Process. We have received certification under certain of these standards for a military-specific configuration of the Vocera communication solution incorporating the B2000 badge. We are carrying out activities intended to achieve additional certifications, including certifications applicable to the B3000 badge and future products as well. A failure on our part to comply in a timely manner with these requirements, or to maintain certification, both as to current products and as to new product versions, could adversely impact our revenue.

Our Mobility Business Unit may not be successful in selling our communications solutions in non-healthcare markets.

Our primary focus has been on selling our communications solutions to the healthcare market, with other markets addressed only opportunistically.  We have very recently created our Mobility Business Unit for sales efforts to customers outside the healthcare market, and it will initially focus on customers in selected industries.  We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. Our Voice Communication solution has been deployed in over 200 customers in non-healthcare markets, including hospitality, retail and libraries. Total revenue from non-healthcare customers accounted for 3% of our revenue in both 2012 and 2011, respectively. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if our solutions are adopted more slowly than we anticipate, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

Integrating newly acquired businesses, technologies and assets could strain our resources, could be expensive and time consuming, and might not be successful. Our 2010 acquisitions exposed us and we will be further exposed, if we acquire or invest in additional businesses, technologies or assets, to a number of risks, including that we may:

•	experience technical issues as we integrate acquired businesses, technologies or assets into our existing communications solutions;

•	encounter difficulties leveraging our existing sales and marketing organizations, and direct sales channels, to increase our revenue from acquired businesses, technologies or assets;

•	find that the acquisition does not further our business strategy, we overpaid for the acquisition or the economic conditions underlying our acquisition decision have changed;

•	have difficulty retaining the key personnel of acquired businesses;

•
suffer disruption to our ongoing business and diversion of our management's attention as a result of transition or integration issues and the challenges of managing geographically or culturally diverse enterprises; and

•
experience unforeseen and significant problems or liabilities associated with quality, technology and legal contingencies relating to the acquisition, such as intellectual property or employment matters.

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

We have experienced significant revenue growth in a short period of time. For example, our revenue increased from $41.1 million for year ended December 31, 2009 to $101.0 million for the year ended December 31, 2012, and over this four-year period, we significantly expanded our operations and more than doubled the number of our employees from 129 as of December 31, 2008 to 343 as of December 31, 2012. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, acquire complementary businesses, technologies or assets, and increase our investment in research and development. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

•	manage our expenses in line with our operating plans and current business environment;

•	maintain and enhance our operational, financial and management controls, reporting systems and procedures;

•	integrate acquired businesses, technologies or assets;

•	manage operations in multiple locations and time zones; and

•	develop and deliver new solutions and enhancements to existing solutions efficiently and reliably.

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

In the fourth quarter of 2012, we began the implementation of our solution for a new enterprise resource planning application, or ERP. We expect to go live with the new system in the second half of 2013. We may experience difficulties in implementing the ERP, and we may fail to obtain the risk mitigation benefits that the implementation is designed to produce. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to our customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

We generally recognize revenue from maintenance and support contracts over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. For 2012 and 2011, revenue from our maintenance and support contracts accounted for 26.0% and 27.0% of our revenue, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

The failure of our equipment lease customers to pay us under leasing agreements with them that we do not sell to third party lease finance companies could harm our revenue and operating results.

We recently began offering our badges and related hardware accessories to our customers through multi-year equipment lease agreements. For a sale, we recognize product-related revenue at the net present value of the lease payment stream once our obligations related to such sale have been met. We plan to sell the bulk of these leases, including the related accounts receivables, to third party lease finance companies on a non-recourse basis. We will have to retain unsold leases in-house, which will expose us to the creditworthiness of such equipment lease customers over the lease term. For the leases that we retain in-house, our ability to collect payments from a customer or to recognize revenue for the sale could be impaired if the customer fails to meet its obligations to us such as in the case of its bankruptcy filing or deterioration in its financial position, or has other creditworthiness issues, any of which could harm our revenue and operating results.

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

Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and pricing, including discounts by us or our competitors;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions; and

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance.

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

Manufacturers and distributors of product categories such as cellular phones, pagers, mobile radios and in-building wireless telephones attempt to sell their products to hospitals as components of an overall communication system. Of these product categories, in-building wireless telephones represent the most significant competition for the sale of our solution. The market for in-building wireless phones is dominated by large horizontal communications companies such as Cisco Systems, Ascom and Polycom, which sold its Spectralink wireless phones business to a Sun Capital Partners’ affiliate in December 2012. In addition, while smartphones and tablets are not at present direct competitors, their proliferation may make them a de facto standard for hospital workflow, thereby making our solution less attractive to customers.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During 2012 and 2011, we obtained 10.7% and 7.3% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

•	challenges incorporating non-English speech recognition capabilities into our solutions as we expand into non-English speaking jurisdictions;

•	difficulties integrating our solutions with wireless infrastructures with which we do not have experience;

•	difficulties integrating local dialing plans and applicable PBX standards;

•	challenges associated with delivering support, training and documentation in several languages;

•	difficulties in staffing and managing personnel and resellers;

•
the need to comply with a wide variety of foreign laws and regulations, including increasingly stringent data privacy regulations, requirements for export controls for encryption technology, employment laws, changes in tax laws and tax audits by government agencies;

•	political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•	exposure to competitors who are more familiar with local markets;

•	limited or unfavorable intellectual property protection in some countries; and

•	currency exchange rate fluctuations, which could affect the price of our solutions relative to locally produced solutions.

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

Any defects or errors in, or which are attributed to, our solutions, could result in:

•	delayed market acceptance of our affected solutions;

•	loss of revenue or delay in revenue recognition;

•	loss of customers or inability to attract new customers;

•	diversion of engineering or other resources for remedying the defect or error;

•	damage to our brand and reputation;

•	increased service and warranty costs; and

•	legal actions by our customers and hospital patients, including product liability claims.

If any of these occur, our operating results and reputation could be harmed.

We face potential liability related to the privacy and security of personal information collected through our solutions.

In connection with our healthcare communications business, we handle and have access to personal health information subject in the United States to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, regulations issued pursuant to these statutes, state privacy and security laws and regulations, and associated contractual obligations as a “business associate” of healthcare providers. These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply. Our failure to accurately anticipate the application or interpretation of these statutes, regulations and contractual obligations as we develop our solutions, a failure by us to comply with their requirements (e.g., evolving encryption and security requirements) or an allegation that defects in our products have resulted in noncompliance by our customers could create material civil and/or criminal liability for us, resulting in adverse publicity and negatively affecting our business. In addition, the use and disclosure of personal health information is subject to regulation in other jurisdictions in which we do business or expect to do business in the future. Those jurisdictions may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future which may increase the chance that we violate them. Any such developments, or developments stemming from enactment or modification of other laws, or the failure by us to comply with their requirements or to accurately anticipate the application or interpretation of these laws could create material liability to us, result in adverse publicity and negatively affect our business. For example, the European Union, or EU, adopted the Data Protection Directive, or DPD, imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of personal information could create liability for us, result in adverse publicity and negatively affect our business.

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

In March 2010, the United States enacted comprehensive healthcare reform legislation through the Patient Protection and Affordable Health Care for America Act and the Health Care and Education Reconciliation Act. By some estimates, the new law is expected to increase the number of Americans with health insurance coverage by approximately 32 million through individual and employer mandates, subsidies offered to lower income individuals with smaller employers and broadening of Medicaid eligibility, and to affect healthcare reimbursement levels for healthcare providers. We cannot predict with certainty what the ultimate effect of federal healthcare reform or any future legislation or regulation, or healthcare initiatives, if any, implemented at the state level, will have on us or our customers. For example, the federal healthcare reform imposed a 2.3% excise tax on medical devices beginning January 2013, to which our company will be subject if any of our communications solutions are classified as medical devices. The impact of the tax, coupled with reform-associated payment reductions to Medicare and Medicaid reimbursement, could harm our business, operating results and cash flows.

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

The terms of many open source and other non-commercial licenses have not been judicially interpreted and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such event, in order to continue offering our solutions, we could be required to seek licenses from alternative licensors, which may not be available on a commercially reasonable basis or at all, to re-engineer our solutions or to discontinue the sale of our solutions in the event we cannot obtain a license or re-engineer our solutions on a timely basis, any of which could harm our business and operating results. In addition, if an owner of licensed software were to allege that we had not complied with the conditions of the corresponding license agreement, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages, be required to disclose our source code, or be enjoined from the distribution of our solutions.

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

To prevent unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement or misappropriation of our proprietary rights. Any such action could result in significant costs and diversion of our resources and management's attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than us. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating our intellectual property. While we plan to continue to protect our intellectual property with, among other things, patent protection, there can be no assurance that:

•	current or future U.S. or foreign patent applications will be approved;

•	our issued patents will protect our intellectual property and not be held invalid or unenforceable if challenged by third parties;

•	we will succeed in protecting our technology adequately in all key jurisdictions in which we or our competitors operate; or

•	others will not independently develop similar or competing products or methods or design around any patents that may be issued to us.

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
As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and may, rely on exemptions from certain disclosure and governance requirements. For example, for so long as we are an emerging growth company, which can last, at most, until the first fiscal year following the fifth anniversary of our initial public offering, we will not be required to:

•	have our independent registered public accounting firm report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

•	provide the “compensation discussion and analysis” and certain compensation tables for our named executive officers in our Form 10-K or annual proxy statement; and

•	submit certain executive compensation matters to stockholder advisory votes, such as “say on pay” and “say on frequency.”
We could be an emerging growth company for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year starting with June 30, 2013, we could cease to be an “emerging growth company” as of the following December 31. Thereafter, as of each fiscal year end, our independent registered public accounting firm will be required to evaluate and report on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. While management has established plans to accommodate the additional assessment and attestation procedures and related costs of Section 404(b) compliance, we may incur additional costs or require additional management time to comply with Section 404(b) in a timely manner. To the extent we find a material weakness or other deficiency in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.
If we do not maintain effective internal control over financial reporting or disclosure controls and procedures in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, beginning with the year ending on December 31, 2013, we must obtain reasonable assurance of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. If a material weakness in our internal control over financial reporting is identified in the future, we are not able to comply with the requirements of Section 404 in a timely manner or we do not maintain effective controls, our reported financial results could be materially misstated or could be restated, we could receive an adverse opinion regarding our controls from our independent registered public accounting firm (once such opinion is required under the Sarbanes-Oxley Act), we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.
We will continue to incur increased costs as a result of operating as a public company and our management will have to devote substantial time to public company compliance obligations.

As a public company, we will continue to incur substantial legal, accounting and other expenses that we did not incur as a private company. We will continue to incur substantial expenses even though we as an “emerging growth company” may rely upon the disclosure and governance exemptions under the JOBS Act. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and our stock exchange, impose various requirements on public companies, including changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements and any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, as amended by the JOBS Act, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage.

Compliance with the SEC's new rule for disclosures on sourcing of "conflict minerals" will likely be time consuming and potentially costly and could adversely affect our reputation.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted a new rule that applies to companies that use certain minerals and metals, known as conflict minerals, in their products, including certain products manufactured for them by third parties. The new rule will require companies that use conflict minerals in the production of their products to  conduct diligence as to whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries and to file certain information with the SEC about the use of these minerals.  We will incur additional costs to comply with the due diligence and disclosure requirements.  In addition, depending upon our findings, or our inability to make reliable findings, about the source of any conflict minerals that we use, our reputation could be harmed.   While the first report is not due until 2014, we will need to incur costs in preparation for this reporting in 2013.  Certain industry organizations have filed a petition challenging the adoption of the new rule by the SEC, but we are unable to predict the impact of this challenge on the applicability of the new rule.
Risks related to our common stock
The market price of our common stock may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated or disproportionate to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. The market price of our common stock could fluctuate significantly in response to the factors described in this “Risk Factors” section and elsewhere in this Form 10-K and other factors, many of which are beyond our control, including:

•	actual or anticipated variation in anticipated operating results of us or our competitors;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	announcements by us or our competitors of new solutions, new or terminated significant contracts, commercial relationships or capital commitments;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announced or completed acquisitions of businesses, technologies or assets by us or our competitor;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	our public float relative to the total number of shares of our common stock that are issued and outstanding;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	rumors and market speculation involving us or other companies in our industry;

•	any major change in our management;

•	unfavorable economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war or incidents of terrorism.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own approximately 42% of our common stock outstanding as of December 31, 2012. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders, including you, oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

Our management has broad discretion over the use of proceeds from our public offerings and might not apply the proceeds of our public offerings in ways that increase the value of your investment in our company.
Our management has broad discretion to use the net proceeds to us from our initial public offering and our secondary public offering, and you are relying on the judgment of our management regarding the application of these proceeds, without the opportunity to assess whether the proceeds are being used appropriately. The failure of our management to apply the $70.5 million net proceeds of our initial public offering and the $36.0 million net proceeds from our secondary public offering effectively could harm our business, financial condition and operating results, and may not increase the value of your investment in our company. Largely as a result of these public offerings, we had $127.5 million invested in cash, cash equivalents, and short-term investments at December 31, 2012. We have not allocated these net proceeds for specific purposes other than allocating a portion of the proceeds from our initial public offering to the repayment in full of outstanding borrowings under our credit facility, which we repaid in April 2012. We intend to use the net proceeds from our public offerings for general corporate and working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies or assets, but at this time, we have no current understandings, agreements or commitments to do so. Our management might not be able to yield a significant return or any return on any investment of these net proceeds.
Our stock price could decline due to the substantial number of outstanding shares of our common stock that are available for sale on the public market.
All of our outstanding shares recently became freely tradable without restrictions or further registration under the federal securities laws, except for shares held by directors, executive officers and other affiliates which are subject to volume limitations under Rule 144 of the Securities Act of 1933 and various vesting agreements.  If the holders of the shares that were previously subject to transfer restrictions sell, or indicate an intention to sell, substantial amounts of our common stock could be available for sale in the public market, and the trading price of our common stock could decline.  Additional shares subject to outstanding warrants and shares subject to outstanding options and reserved for future issuance under our stock option and purchase plans could also be available for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.

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
Certain provisions of our restated certificate of incorporation and restated bylaws and Delaware law could discourage, delay or prevent a change of control of our company or change in our management that the stockholders of our company consider favorable. These provisions:

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of stockholders;

•	establish advance notice procedures for nominating candidates to our board of directors or proposing matters that can be acted upon by stockholders at stockholder meetings;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholders from cumulating their votes for the election of directors;

•
permit newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors to be filled only by majority vote of our remaining directors, even if less than a quorum is then in office;

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that our directors may be removed only for “cause” and only with the approval of the holders of at least 66 2/3rds percent of our outstanding stock; and

•	require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws.

Section 203 of the Delaware General Corporation Law may also discourage, delay or prevent a change of control of our company.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
We do not currently own any of our facilities. The following table sets forth the location, approximate size, primary use and lease expiration dates of our leased facilities. Our facilities are in good operating condition and adequately serve our business needs.

Location	Approximate square feet	Primary use	Lease expiration date
San Jose, California	57,930	Headquarters and product warehousing	April 1, 2016
Knoxville, Tennessee	7,502	Development, sales and support	March 31, 2016
San Francisco, California	3,093	ExperiaHealth headquarters	April 19, 2014
Toronto, Canada	4,260	Development, sales and support	April 30, 2017
Reading, United Kingdom	1,000	Sales and support	December 31, 2014

Item 3.	Legal Proceedings
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the New York Stock Exchange under the symbol “VCRA” since March 28, 2012. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $16.00 per share on March 27, 2012. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	Low	High
Year ending December 31, 2012
First Quarter (beginning March 28, 2012)	$20.20	$24.91
Second Quarter	$20.70	$28.15
Third Quarter	$24.17	$32.97
Fourth Quarter	$22.11	$31.25

Holders of Common Stock
As of December 31, 2012, we had 149 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Stock Performance

This stock performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Vocera Communications, Inc. under the Securities Act or the Exchange Act.
The following stock performance graph compares the cumulative total return provided to holders of the common stock of Vocera Communications, Inc. relative to the cumulative total returns of the New York Stock Exchange Composite Index and the Standard & Poors 1500 Health Care Technology Index since the pricing of the initial public offering of Vocera’s common stock on March 28, 2012.  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on March 28, 2012, and its relative performance is tracked through December 31, 2012.

	Assumed investment date	End of performance period
	3/28/2012	12/31/2012
Vocera Communications Inc.	100.00	119.35
NYSE Composite	100.00	105.02
S&P Health Care Technology	100.00	101.94

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
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on March 28, 2012 pursuant to Rule 424(b). On April 3, 2012, we paid off all of our then-outstanding debt.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 31, 2012	833	$2.16	—	—
November 30, 2012	468	5.04	—	—
December 31, 2012	0	—	—	—
Total	1,301	$3.20	—	—

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
We derived the statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 from our audited financial statements included elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 from our audited financial statements that do not appear in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Consolidated statements of operations data:
Total revenue	$100,957	$79,503	$56,803	$41,139	$39,826
Gross profit	64,336	47,996	35,628	25,273	20,059
Net income (loss)	2,893	(2,479)	1,210	(992)	(6,313)
Less: undistributed earnings attributable to participating securities	(1,366)	—	(1,210)	—	—
Net income (loss) attributable to common stockholders	$1,527	$(2,479)	$—	$(992)	$(6,313)

Net income (loss) per share attributable to common stockholders
Basic and diluted	$0.08	$(0.74)	$0.00	$(0.49)	$(3.13)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	17,979	3,370	2,223	2,039	2,014
Diluted	20,608	3,370	2,846	2,039	2,014

	As of December 31,
(in thousands)	2012	2011	2010	2009	2008
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$127,510	$14,898	$8,642	$8,931	$6,193
Total assets	167,305	49,818	33,933	19,801	19,385
Total borrowings	—	8,333	5,405	1,777	1,661
Convertible preferred stock warrant liability	—	1,853	1,127	802	567
Convertible preferred stock	—	53,013	52,758	52,758	52,758
Total stockholders’ equity (deficit)	123,125	(49,399)	(50,364)	(53,372)	(52,902)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A, “Risk factors” and elsewhere in this Annual Report on Form 10-K.

Business overview
We are a provider of mobile communication solutions focused on addressing critical communication challenges facing hospitals today. We help our customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through our Voice Communication, Secure Messaging and Care Transition solutions. Our Voice Communication solution, which includes a lightweight, wearable, voice-controlled communication badge and a software platform, enables users to connect instantly with other hospital staff simply by saying the name, function or group name of the desired recipient. Our Secure Messaging solution securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. Our Care Transition solution is a hosted voice and text based software application that captures, manages and monitors patient information when responsibility for the patient is transferred or “handed-off” from one caregiver to another, or when the patient is discharged from the hospital.
At the core of our Voice Communication solution is a patent-protected software platform that we introduced in 2002. We have significantly enhanced and added features and functionality to this solution through ongoing development based on frequent interactions with our customers. Our software platform is built upon a scalable architecture and recognizes more than 100 voice commands. Users can instantly communicate with others using the Vocera communication badge, or through Vocera Connect client applications available for iPhone and Android smartphones, as well as Cisco wireless IP phones and other mobile devices. Our Voice Communication solution can also be integrated with nurse call and other clinical systems to immediately and efficiently alert hospital workers to patient needs. We have shipped over 500,000 communication badges to our customers.
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
We primarily sell products and maintenance services directly to end users. To date, substantially all of our revenue has been derived from sales of our Voice Communication solution, including product maintenance and related services. Revenue grew 27.0% to $101.0 million in 2012 from $79.5 million in 2011, and our 2011 revenue grew 40.0% from $56.8 million in 2010. For the year ended December 31, 2012 we recorded net income of $2.9 million. For the year ended December 31, 2011, we recorded a net loss of $2.5 million, which included $1.0 million of additional outside service costs as we prepared to become a public company.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We are not reliant on any one or group of customers. For 2012, our largest end customer represented only 2.7% of revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom and Australia, most of our customers are located in the United States. International customers represented 10.7% and 7.3% of our revenue in 2012 and in 2011, respectively. We are developing plans to expand our presence in other English speaking markets and enter non-English speaking markets.

Our growth in 2012 was primarily due to increased product sales of our Voice Communication solution, and, to a lesser extent, to an increase in services sales. We had balanced growth in product sales in 2012, with increases in sales to new customers and expanded deployments by existing customers, as well as sales of replacement badges due, in part, to favorable reception of our new B3000 badges. We believe that we have the ability to continue to grow in each of these areas in 2013. In addition, we are continuing to invest to accelerate the development of new products for our healthcare and targeted non-healthcare markets. In the fourth quarter of 2012 and continuing into the first quarter of 2013, we expanded and, we believe, upgraded our sales organization with the addition of new sales personnel and bifurcating sales roles between obtaining new customers and managing the installed customer base. In recent months, we also entered into sales contracts with four national health systems. A potential challenge in 2013 are sales to US government customers, which have experienced a slowdown and deferral of orders due to the ongoing effects of and uncertainty around sequestration and debt ceiling issues. We believe that our business to US government customers will continue to be less visible and predictable in 2013 as we experienced in the third and fourth quarters of 2012.

Acquisitions
During the last four months of 2010, we completed four acquisitions, for total purchase consideration of $10.0 million. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the respective acquisition date. We recorded $4.4 million as identifiable intangible assets and $5.6 million as goodwill. We also incurred $1.0 million in acquisition related expenses, which was recorded in general and administrative expense. These acquisitions did not contribute significantly to our revenue in 2010.
The acquisitions of Integrated Voice Systems and of the OptiVox product line enhanced our product offerings by incorporating solutions designed to streamline patient hand-offs, enabling caregivers to capture and transfer important information in a secure, manageable, web-enabled manner. The acquisition of Wallace Wireless provided us with smartphone messaging solutions enabling the secure delivery of text messages, alerts and other information directly to and from smartphones, complementing our Voice Communication solution. The acquisition of DS Consulting Associates, d/b/a ExperiaHealth, enabled us to provide patient experience consulting services to help hospitals improve patient experience and safety.

Components of operating results
Revenue.    We generate revenue from the sale of products and services. As discussed further in the section titled “Critical accounting policies and estimates—Revenue recognition and deferred revenue” below, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.
Revenue is comprised of the following:

•
Product.    Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges, badge accessories, including batteries, battery chargers, lanyards, clips and other ancillary badge components, and our Vocera smartphone. Software revenue is derived primarily from the sale of perpetual licenses to our Voice Communication solution. We derive additional software revenue from the sale of term licenses, which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of term licenses, ratably over the applicable term.

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

Cost of revenue.    Cost of revenue is comprised of the following:

•
Cost of product.    Cost of product is comprised primarily of materials costs, software license costs, warranty, and manufacturing overhead for test engineering, material requirements planning and our shipping and receiving functions. Cost of product also includes facility costs and write-offs for excess and obsolete inventory, as well as depreciation and amortization expenses. As we introduce new products, we expect material costs will increase as a percent of revenue for a period of time.

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

•
Interest income.    Interest income consists primarily of interest income earned on our cash, cash equivalent and short-term investment balances. Our interest income will vary each reporting period depending on our average cash, cash equivalent and short-term investment balances during the period and market interest rates.

•
Interest expense.    Interest expense includes interest expense related to debt and financing obligations resulting from our credit facility and security agreement, which was paid off in full on April 3, 2012. We expect interest expense to fluctuate in the future with changes in our borrowings.

•
Other income (expense), net.    Other income (expense), net consists primarily of income from a stipend for market research regarding the industry in which our company operates that we provided to a market research firm, and the change in the fair value of our convertible preferred stock warrants. Our convertible preferred stock warrants were classified as liabilities and, as such, were marked-to-market at each balance sheet date with the corresponding gain or loss from the adjustment recorded as other income (expense), net. Upon the consummation of our initial public offering, on April 2, 2012, these warrants converted into warrants to purchase common stock and are no longer marked-to-market. Other income (expense), net also includes any foreign exchange gains and losses.

Provision for income taxes.    We are subject to income taxes in the countries where we sell our solutions. We anticipate that in the future as we expand our sale of solutions to customers outside the United States, we will become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly. Currently, each of our international subsidiaries is operating under cost plus agreements where the U.S. parent company reimburses the international subsidiary for its costs plus an arm's length profit.
Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce deferred tax assets to the amount reasonably expected to be realized. Changes in valuation allowances are reflected as component of provision for income taxes.
At December 31, 2012, we had a valuation allowance against net deferred tax assets of $21.5 million. While we are encouraged by the pretax profit earned in 2012 and by the favorable trend of our financial results, management believes it is appropriate to obtain confirmatory evidence that the improvement in our results of operations is sustainable, and that realization of at least some of the deferred income tax assets is more likely than not, before reversing a portion of the valuation allowance to earnings.
We intend to review on a quarterly basis our conclusions about the appropriate amount of its deferred income tax asset valuation allowance. If we continue to generate profits in 2013 and beyond, it is likely that the US valuation allowance position will be reversed in the foreseeable future. We expect a significant benefit to be recorded in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.

Results of operations
The following table is a summary of our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.

	Years ended December 31,
	2012		2011		2010
(in thousands, except percentages)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Consolidated statements of operations data:
Revenue
Product	$65,028	64.4%	$50,322	63.3%	$35,516	62.5%
Service	35,929	35.6	29,181	36.7	21,287	37.5
Total revenue	100,957	100.0	79,503	100.0	56,803	100.0
Cost of revenue
Product	21,551	21.3	17,465	22.0	12,222	21.5
Service	15,070	14.9	14,042	17.7	8,953	15.8
Total cost of revenue	36,621	36.3	31,507	39.6	21,175	37.3
Gross profit	64,336	63.7	47,996	60.4	35,628	62.7
Operating expenses
Research and development	11,618	11.5	9,335	11.7	6,698	11.8
Sales and marketing	33,432	33.1	28,151	35.4	20,953	36.9
General and administrative	14,390	14.3	11,316	14.2	6,723	11.8
Total operating expenses	59,440	58.9	48,802	61.4	34,374	60.5
Income (loss) from operations	4,896	4.8	(806)	(1.0)	1,254	2.2
Interest income	171	0.2	17	—	33	0.1
Interest expense	(84)	(0.1)	(332)	(0.4)	(77)	(0.1)
Other expense, net	(1,463)	(1.4)	(1,073)	(1.3)	(367)	(0.6)
Income (loss) before income taxes	3,520	3.5	(2,194)	(2.8)	843	1.5
(Provision for) benefit from income taxes	(627)	(0.6)	(285)	(0.4)	367	0.6
Net income (loss)	$2,893	2.9%	$(2,479)	(3.1)%	$1,210	2.1%
Years ended December 31, 2012 compared to December 31, 2011
Revenue:

	Years ended December 31,
	2012	2011	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Revenue
Product	$65,028	$50,322	$14,706	29.2%
Service	35,929	29,181	6,748	23.1
Total revenue	$100,957	$79,503	$21,454	27.0
Total revenue increased $21.5 million, or 27.0%, from 2011 to 2012.
Product revenue increased $14.7 million, or 29.2% in 2012. Device revenue increased $10.6 million, or 28.7%, and software revenue increased $4.1 million, or 30.7%. The 2012 increase in device revenue, which related entirely to our Voice Communication solution, was driven by an increase in unit sales of badges and related accessories from new customers making initial purchases, existing customers expanding deployments within their facilities to new departments and users, and customers replacing badges. The list prices for our products did not change substantially in 2012. The 2012 increase in software revenue was comprised of $3.5 million from an increase in the sale of licenses of our Voice Communication solution to new and existing customers and $0.6 million from other software revenue.

Service revenue increased $6.7 million, or 23.1% in 2012. Software maintenance and support revenue increased $4.8 million, or 22.4%, and professional services and training revenue increased $2.0 million, or 25.2%. The 2012 increase in software maintenance and support revenue was primarily a result of a larger customer base but also included $1.0 million from extended warranty contracts and $0.3 million from other software services. The 2012 increase in professional services and training revenue included $0.9 million as a result of an increase in the number of new deployments and expansions of our Voice Communication solution. The remaining increase in professional services and training revenue of $0.9 million was from other service offerings.
Cost of revenue:

	Years ended December 31,
	2012	2011	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$21,551	$17,465	$4,086	23.4%
Service	15,070	14,042	1,028	7.3
Total cost of revenue	$36,621	$31,507	$5,114	16.2
Gross margin
Product	66.9%	65.3%	1.6%
Service	58.1	51.9	6.2
Total gross margin	63.7	60.4	3.3
Cost of product revenue increased $4.1 million, or 23.4%, from 2011 to 2012. This increase was primarily due to the higher product revenue, offset by decreases due to lower per unit material and manufacturing costs as a result of increased unit volume and lower warranty expenses in 2012 due to lower return rates on our B3000 badge compared to the B2000 badge and to lower cost estimates for refurbishment and replacement alternatives. In 2011, we recorded a $0.6 million provision for excess inventory of the Vocera Wi-Fi smartphone due to quantities-on-hand exceeding forecast demand. Excluding the excess inventory charge, product gross margins in 2011 would have been only 0.4% lower than those realized in 2012.
Cost of service revenue increased $1.0 million, or 7.3%, from 2011 to 2012. This increase was primarily due to a $0.9 million increase in employee wages and other personnel costs in our technical support and professional services organizations to support growth in customer deployments and in our installed base. Headcount in our services organization increased from 71 employees at December 31, 2011 to 80 employees at December 31, 2012.
Operating expenses:

	Years ended December 31,
	2012	2011	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$11,618	$9,335	$2,283	24.5%
Sales and marketing	33,432	28,151	5,281	18.8
General and administrative	14,390	11,316	3,074	27.2
Total operating expenses	$59,440	$48,802	$10,638	21.8
Research and development expense.    Research and development expense increased $2.3 million, or 24.5%, from 2011 to 2012. This increase was primarily due to an increase in employee wages and other personnel related costs of $1.6 million, a $0.3 million increase in stock compensation expenses and $0.4 million increase in other support costs. Headcount in our research and development organization increased from 50 employees at December 31, 2011 to 59 employees at December 31, 2012.
Sales and marketing expense.    Sales and marketing expense increased $5.3 million, or 18.8%, from 2011 to 2012. This increase was primarily due to a $4.1 million increase in employee wages and other personnel costs to support corporate marketing and sales efforts, a $1.0 million increase in stock compensation expenses, $0.4 million increase in travel, $0.5 million increase in other support, offset by a $0.7 million decrease in brand and product launch expenses associated with the B3000 release in 2011. Headcount in our sales and marketing organization increased from 115 employees at December 31, 2011 to 136 employees at December 31, 2012. In particular, we expanded our sales force in the fourth quarter of 2012 and expect sales and marketing expense to increase as this expanded sales organization is in place for the full year.

General and administrative expense.    General and administrative expense increased $3.1 million, or 27.2%, from 2011 to 2012. This increase was due to a $2.9 million increase in employee wages and other personnel costs, a $0.6 million increase in stock compensation expense, a $0.4 million increase in outside services costs as we prepared to become a public company, partially offset by a $0.8 million decrease in other support costs. Headcount in our general and administrative organization increased from 35 employees at December 31, 2011 to 44 employees at December 31, 2012.

	Years ended December 31,
(in thousands, except percentages)	2012	2011	Change
Non-operating income (expense) elements:
Interest income	$171	$17	$154
Interest expense	(84)	(332)	248
Other income (expense), net	(1,463)	(1,073)	(390)

Income taxes:
Provision for income taxes	(627)	(285)	(342)
Income (loss) before income taxes	3,520	(2,194)	5,714
Effective tax rate %	17.8%	(13.0)%	30.8%
Interest income.    Interest income increased $0.2 million from 2011 to 2012 due to higher cash balances from the proceeds of our initial public offering and follow-on offering completed in 2012.
Interest expense.    Interest expense decreased $0.2 million from 2011 to 2012 as we paid all outstanding debt upon completion of our initial public offering.
Other income (expense), net.    The $0.4 million increase in other expense from 2011 to 2012 is due to a $0.7 million increase in fair market value of the convertible preferred stock warrants offset by a $0.2 million increase in other income and a $0.1 million decrease in foreign exchange losses.
Provision for income taxes. The $0.6 million provision on $3.5 million of pretax income in 2012 represented an effective tax rate of 17.8%. For 2011, the provision of $0.3 million on the consolidated pretax loss of $2.2 million represented a negative effective rate of 13.0%. The lower-than-normal 17.8% rate for 2012 was due primarily to the impact of the utilization of the valuation allowance on net deferred tax assets, together with permanent tax adjustments for stock options. The negative 13.0% rate for 2011 is due primarily to the increase in the valuation allowance on net deferred tax assets, together with tax liabilities in the foreign subsidiaries.
Years ended December 31, 2011 compared to December 31, 2010
Revenue:

	Years ended December 31,
	2011	2010	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Revenue
Product	$50,322	$35,516	$14,806	41.7%
Service	29,181	21,287	7,894	37.1
Total revenue	$79,503	$56,803	$22,700	40.0
Total revenue increased $22.7 million, or 40.0%, from 2010 to 2011.
Product revenue increased $14.8 million, or 41.7% in 2011. Device revenue increased $10.4 million, or 38.8%, and software revenue increased $4.4 million, or 50.6%. The 2011 increase in device revenue, which related entirely to our Voice Communication solution, was driven by an increase in unit sales of badges and related accessories from new customers making initial purchases, existing customers expanding deployments within their facilities to new departments and users, and customers replacing badges. The list prices for our products did not change substantially in 2011. The 2011 increase in software revenue was comprised of $2.4 million from acquisitions completed in the second half of 2010 and $2.0 million from an increase in the sale of licenses of our Voice Communication solution to new and existing customers.

Service revenue increased $7.9 million, or 37.1% in 2011. Software maintenance and support revenue increased $4.0 million, or 22.9%, and professional services and training revenue increased $3.9 million, or 101.6%. The 2011 increase in software maintenance and support revenue was primarily a result of a larger customer base but also included $0.4 million from acquisitions completed in the second half of 2010. The 2011 increase in professional services and training revenue included $2.7 million as a result of an increase in the number of new deployments and expansions of our Voice Communication solution. The remaining increase in professional services and training revenue of $1.2 million was from acquisitions completed in the second half of 2010. Prior to our transition to a direct sales strategy, our reseller channel primarily provided the professional services associated with new deployments and expansions. We substantially expanded the capacity of our professional services organization from 32 professionals at December 31, 2010 to 40 professionals at December 31, 2011. A portion of the professional services and training revenue recorded in 2011 was due to the completion of services that we were not able to complete in 2010 due to the limited size of our staff.
Cost of revenue:

	Years ended December 31,
	2011	2010	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$17,465	$12,222	$5,243	42.9%
Service	14,042	8,953	5,089	56.8
Total cost of revenue	$31,507	$21,175	$10,332	48.8
Gross margin
Product	65.3%	65.6%	(0.3)%
Service	51.9	57.9	(6.0)
Total gross margin	60.4	62.7	(2.3)
Cost of product revenue increased $5.2 million, or 42.9%, from 2010 to 2011. This increase was primarily due to the higher product revenue. We recorded a provision for excess inventory of the Vocera Wi-Fi smartphone in 2011 due to quantities-on-hand exceeding forecast demand. This resulted in a charge of $0.6 million. Excluding the excess inventory charge, product gross margins would have improved in 2011 due to lower per unit material and manufacturing costs, largely due to increased unit volume.
Cost of service revenue increased $5.1 million, or 56.8%, from 2010 to 2011. This increase was primarily due to a $2.7 million increase in employee wages and other personnel costs in our professional services organization to support growth in customer deployments. Cost of service revenue also increased $1.3 million as a result of personnel costs and other expenses associated with the 2010 acquisitions. Headcount in our services organization increased from 60 employees at December 31, 2010 to 71 employees at December 31, 2011.
Operating expenses:

	Years ended December 31,
	2011	2010	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses
Research and development	$9,335	$6,698	$2,637	39.4%
Sales and marketing	28,151	20,953	7,198	34.4
General and administrative	11,316	6,723	4,593	68.3
Total operating expenses	$48,802	$34,374	$14,428	42.0
Research and development expense.    Research and development expense increased $2.6 million, or 39.4%, from 2010 to 2011. This increase was primarily due to personnel costs and other expenses associated with the 2010 acquisitions of $1.5 million, an increase in employee wages and other personnel costs of $0.7 million, and a $0.4 million increase in outside service and development costs. Headcount in our research and development organization increased from 42 employees at December 31, 2010 to 50 employees at December 31, 2011.

Sales and marketing expense.    Sales and marketing expense increased $7.2 million, or 34.4%, from 2010 to 2011. This increase was primarily due to a $3.2 million increase in employee wages and other personnel costs to support corporate marketing and sales efforts, a $1.3 million increase in expenses related to brand and product launch expenses, and a $0.5 million increase in equipment and supplies related expenses. Sales and marketing expenses also increased $2.2 million as a result of personnel costs and other expenses associated with the 2010 acquisitions. Headcount in our sales and marketing organization increased from 95 employees at December 31, 2010 to 115 employees at December 31, 2011.
General and administrative expense.    General and administrative expense increased $4.6 million, or 68.3%, from 2010 to 2011. This increase was due to a $2.5 million increase in employee wages and other personnel costs, a $0.8 million increase in stock compensation expense, and a $0.7 million increase in outside services costs as we prepared to become a public company. General and administrative expenses also increased $0.4 million as a result of personnel costs and other expenses due to the 2010 acquisitions. Headcount in our general and administrative organization increased from 24 employees at December 31, 2010 to 35 employees at December 31, 2011.

	Years ended December 31,
(in thousands, except percentages)	2011	2010	Change
Non-operating income (expense) elements:
Interest income	$17	$33	$(16)
Interest expense	(332)	(77)	(255)
Other income (expense), net	(1,073)	(367)	(706)

Income taxes:
(Provision for) benefit from income taxes	(285)	367	(652)
Income (loss) before income taxes	(2,194)	843	(3,037)
Effective tax rate %	(13.0)%	(43.5)%	30.5%
Interest income.    Interest income decreased slightly from 2010 to 2011 due to a lower return on cash balances.
Interest expense.    Interest expense increased $0.3 million from 2010 to 2011 due to increased borrowings.
Other income (expense), net.    The $0.7 million increase in other expense from 2010 to 2011 is due primarily to the change in fair market value of the convertible preferred stock warrants.
(Provision for) benefit from income taxes. The 2011 tax provision of $0.3 million on the consolidated pretax loss of $2.2 million represented a negative effective rate of 13.0%, while in 2010, the $0.4 million benefit for income taxes in 2010 on net income of $0.8 million represented a negative effective rate of 43.5%. Contributors to a tax benefit recorded against positive income in 2010 included benefits realized in 2010 related to the release of the valuation allowance on deferred tax assets used to offset deferred tax liabilities that we recognized as a result of the acquisitions made in 2010. The negative 2011 rate reflected the same factors, together with liabilities in the foreign subsidiaries.

Liquidity and capital resources

	Years ended December 31,
(in thousands)	2012	2011	2010
Consolidated statements of cash flow data:
Net cash provided by operating activities	$12,294	$5,512	$4,782
Net cash used in investing activities	(37,532)	(2,454)	(9,449)
Net cash provided by financing activities	102,861	3,198	4,378
Net increase (decrease) in cash and cash equivalents	$77,623	$6,256	$(289)
As of December 31, 2012, we had cash and cash equivalents and short-term investments of $127.5 million and no debt.
On April 2, 2012, we completed our initial public offering in which we and existing stockholders sold 6,727,500 shares of common stock at $16.00 per share, before underwriting discounts and commissions. We sold 5,000,000 shares and existing stockholders sold an aggregate of 1,727,500 shares, including 877,500 shares as a result of the underwriters’ exercise of their over-allotment option. We recorded net proceeds of $70.5 million from the initial public offering, after subtraction of underwriters’ discounts and commissions, and offering expenses incurred in both 2011 and 2012. We did not receive any proceeds from the sale of shares by existing stockholders in our initial public offering.

On September 12, 2012, we completed a follow-on public offering in which we and existing stockholders sold 5,548,750 shares of common stock at $28.75 per share, before underwriting discounts and commissions. We sold 1,337,500 shares and existing stockholders sold an aggregate of 4,211,250 shares, including an aggregate of 723,750 shares as a result of the underwriters' exercise of their over-allotment option. We received net proceeds of approximately $36.0 million, after deducting underwriting discounts and commissions and other expenses of the offering. We did not receive any proceeds from the sale of shares by existing stockholders in our follow-on public offering.
We have also financed a portion of our operations and acquisitions with term loans, equipment lines of credit and revolving lines of credit. In January 2009, we entered into a loan and security agreement with Comerica Bank, N.A., or Comerica, which was subsequently amended in February 2010 and December 2010. These amendments renewed the working capital line of credit for $5.0 million, and increased the term loan facility from $2.0 million to $5.0 million. In April 2012, we used a portion of the proceeds from our initial public offering to pay in full the outstanding revolving line of credit of $4.5 million and the outstanding term loan balance of $3.3 million. We allowed this line of credit to expire in April 2012.
Proceeds from transfers of our sales-type leases to third-party financial companies are allocated between the net investment in sales-type leases and the executory cost component for remaining service obligations based on relative present value. The difference between the amount of proceeds allocated to the net investment in lease and the carrying value of the net investment in lease is included in product revenue. Proceeds allocated to the executory cost component are accounted for as financing liabilities.
We are not a capital-intensive business, nor do we expect to be in the future. During 2012, 2011 and 2010, our purchases of property and equipment were $2.6 million, $2.4 million and $0.7 million, respectively. The expenditures in 2012 included progress to date on our ERP implementation, as well as spending to support headcount growth with computer and equipment needs and the build out of additional leased space available in April 2013. The expenditures in 2011 primarily related to leasehold improvements and computer equipment to support the increase in our headcount and B3000 production equipment.
We believe that our existing sources of liquidity will satisfy our anticipated working capital and capital requirements for at least the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors, including our rate of growth, the rate at which we add personnel to generate and support future growth, and potential future acquisitions.
In the future, we may seek to sell additional equity securities or borrow funds. The sale of additional equity or convertible securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or other borrowings, these securities or borrowings could have rights senior to those of our common stock and could contain covenants that could restrict our operations. Any required additional capital may not be available on reasonable terms, if at all.
Operating activities
Cash provided by operating activities was $12.3 million in 2012, due in part to net income in 2012 of $2.9 million, based on 3.3% higher gross margins on a 27% increase in revenues. Operating cash flow also excludes the following non-cash items: the mark-to-market valuation of preferred stock warrants of $1.6 million prior to our initial public offering, depreciation and amortization of $1.7 million, amortization of intangible assets of $0.9 million and stock-based compensation of $4.2 million, which was higher in 2012 due to the higher quantity and fair value of stock option and RSU grants. Additional operating cash inflows were generated by the $5.8 million increase in deferred revenues and $3.3 million increase in accrued liabilities, both driven by our continued business growth. These items were partially offset by operating cash outflows of $5.9 million for the growth-driven increase in accounts receivable, $1.2 million for the increase in prepaid expenses and other current assets, and $1.1 million for the decrease in accounts payable. We expect accounts receivable balances will fluctuate over time depending on the timing of product shipments within the given period.
Cash provided by operating activities was $5.5 million in 2011, which was primarily due to an increase in deferred revenue of $6.3 million as a result of the increase in sales in 2011, the change in accounts payable of $3.0 million, an increase in accrued liabilities of $0.9 million, stock-based compensation expense of $1.5 million, changes in the valuation of preferred stock warrants and option liabilities of $1.4 million, amortization of intangible assets of $1.0 million and depreciation and amortization of $1.0 million. This was offset by a net loss of $2.5 million and change in accounts receivable of $6.7 million due to the increase in volume and the timing of product shipments during 2011. Inventory increased $1.1 million in 2011 as we began transitioning to the B3000 badge.
Cash provided by operating activities was $4.8 million in 2010, which was primarily attributable to net income of $1.2 million plus stock-based compensation expense of $0.5 million, changes in the valuation of warrant and option liabilities of $0.4 million, depreciation and amortization of $0.7 million, amortization of intangible assets of $0.2 million and net changes in current assets and liabilities of $1.7 million. Inventory increased $1.7 million in 2010 as we elected to build inventory prior to our transition to a new contract manufacturer.
Investing activities
Cash used in investing activities was $37.5 million in 2012, which was primarily attributable to the purchase of short-term investments of $104.9 million, net of maturities received of $69.9 million, plus the purchase of property and equipment and leasehold improvements of $2.5 million.
Cash used in investing activities was $2.5 million in 2011, which was primarily attributable to the purchase of property and equipment and leasehold improvements related to expansion of our corporate offices. Our purchases of property and equipment during the year were higher than normal as we expanded our leasehold improvements and procured additional computer equipment to support the increase in headcount. We also invested in manufacturing tools and equipment to support our newly introduced B3000 badge.
Cash used in investing activities was $9.4 million in 2010, which was primarily attributable to the $8.8 million in cash, net of cash received, used for four acquisitions we completed in the last four months of 2010, and the purchase of property and equipment in the amount of $0.7 million.
Financing activities
Cash provided by financing activities was $102.9 million in 2012, which was primarily attributable to the net proceeds received from our initial public offering of $72.1 million and the net proceeds from our follow-on offering of $36.0 million, partially offset by the $8.3 million repayment of our credit facility and term loan. Additional financing activities that contributed cash included $1.7 million of proceeds from the exercise of stock options and $1.1 million of cash received for future executory costs for lease-related performance obligations.
Cash provided by financing activities was $3.2 million in 2011, which was primarily attributable to a $2.9 million net increase in debt and $1.8 million in proceeds from the exercise of stock options and preferred stock warrants offset by $1.5 million of expenses related to our initial public offering. In June 2011, we drew $4.5 million on the revolving line of credit for general corporate purposes as we added headcount and continued to invest in our operations for future growth.
Cash provided by financing activities was $4.4 million in 2010, which was primarily attributable to a $3.1 million net increase in debt and $1.2 million in proceeds from the exercise of stock options. The net increase in debt included a new $5.0 million term loan used to partially finance the four acquisitions during 2010.

Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2012:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$5,027	$1,532	$3,025	$470	$—
Non-cancelable purchase commitments(2)	4,123	4,123	—	—	—
Total	$9,150	$5,655	$3,025	$470	$—

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with our independent contract manufacturer and other vendors.

As of December 31, 2012, we had $151,000 of net deferred tax liabilities and $183,000 from uncertain tax positions, both recorded within other long-term liabilities. The timing and amounts of any payments which could result from the net deferred tax liabilities and unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing and amounts of any eventual payment cannot be estimated for inclusion in the table above. We do not expect a significant tax payment related to these obligations to occur within the next 12 months. Such tax contingencies are separately disclosed and discussed in Note 13.

Off-balance sheet arrangements
During 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, stock-based compensation, accounting for business combinations and the provision for income taxes. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that we believe to be reasonable under the circumstances.
The accounting estimates we use in the preparation of our consolidated financial statements will change as events occur, more experience is acquired, additional information is obtained and our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
While our significant accounting policies are more fully described in Note 1 of the “Notes to our consolidated financial statements” included in Item 8, “Financial Statements and Supplementary Data,” we believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements.
Revenue recognition
We derive revenue from the sales of communication badges, smartphones, perpetual software licenses for software that is essential to the functionality of the communication badges, software maintenance, extended warranty and professional services. We also derive revenue from the sale of licenses for software that is not essential to the functionality of the communication badges, as well as certain subscription-based revenues. Sales tax is excluded from reported total revenue.
Revenue is recognized when all of the below criteria are met:

•	there is persuasive evidence that an arrangement exists, in the form of a written contract, amendments to that contract, or purchase orders from a third party;

•	delivery has occurred or services have been rendered;

•	the price is fixed or determinable after evaluating the risk of concession; and

•	collectability is reasonably assured based on customer creditworthiness and past history of collection.
A typical sales arrangement involves multiple elements, such as sales of communications badges, perpetual software licenses, professional services and maintenance services which entitle customers to unspecified upgrades, bug fixes, patch releases and telephone support. Revenue from the sale of communication badges and perpetual software licenses is recognized upon shipment or delivery at the customers’ premises as the contractual provisions governing sales of these products do not include any provisions regarding acceptance, performance or general right of return or cancellation or termination provisions adversely affecting revenue recognition. Revenue from the sale of maintenance services on software licenses is recognized over the period during which the services are provided, which is generally one year. Revenue from professional services is recognized either on a fixed fee basis based on milestones or on a time and materials basis as the services are provided, both of which generally take place over a period of two to twelve weeks.
For contracts that were signed prior to January 1, 2010 and were not materially modified after that date, we recognize revenue on such arrangements in accordance with the discussion under the authoritative guidance for Software Revenue Recognition for all elements under such arrangements, as our software licenses sold as part of such multiple element arrangements are considered essential to the functionality of the communications system. The arrangement consideration is allocated between each element in a multiple element arrangement based on vendor-specific objective evidence, or VSOE, of fair value. We applied the residual method whereby only the fair value of the undelivered element, based on VSOE, is deferred and the remaining residual fee is recognized when delivered. We established VSOE of fair value for maintenance services based on actual renewal rates. The VSOE of fair value for professional services is based on the rates charged for those services when sold independently from a software license.
In October 2009, the Financial Accounting Standards Board, or the FASB, amended the guidance for revenue recognition for tangible products containing software components that function together to deliver the products essential functionality and also amended the accounting guidance for multiple element arrangements. We concluded that both standards were applicable to our products and arrangements and elected to early adopt these standards on a prospective basis for revenue arrangements entered into or materially modified after January 1, 2010. Under the new guidance, tangible products, containing both software and non-software components that function together to deliver a tangible product’s essential functionality, will no longer be subject to software revenue accounting.

The amended guidance for multiple element arrangements:

•	provides updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated and how the consideration should be allocated;

•
requires an entity to allocate revenue in an arrangement using best evidence of selling price, or BESP, if a vendor does not have vendor specific evidence, or VSOE, of fair value or third party evidence, or TPE, of fair value; and

•	eliminates the use of the residual method and require an entity to allocate revenue using the relative selling price method.
Under the new guidance, tangible products and the essential software licenses that work together with such tangible products to provide them their essential functionality are now not subject to software revenue recognition accounting rules (non-software elements), while nonessential software licenses are still governed under software revenue recognition rules (software elements). In such multiple element arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. For our multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence, or TPE, if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE are available. We then further allocate consideration within the software group to the respective elements within that group following the authoritative guidance for software revenue recognition and our policies as described above.
We allocate revenue to all deliverables based on their relative selling prices, which for the majority of our products and services is based on VSOE of fair value. We have established VSOE of fair value for our communication badges, smartphones, software maintenance, extended warranty and professional services. VSOE of fair value is established based on selling prices when the elements are sold separately and such selling prices fall within a relatively narrow band or through actual maintenance renewal rates. We establish best evidence of selling price, or BESP, considering multiple factors including normal pricing and discounting practices, which considers market conditions, internal costs and gross margin objectives. We established BESP for perpetual licenses based on a range of actual discounts off list price, as the actual selling prices for perpetual licenses fall within a relatively narrow range.
Each element is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis and, for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements do not include a general right of return. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions. The adoption of the amended revenue recognition guidance did not result in any significant changes to the individual deliverables to which we allocate revenue as the fair value for most of the deliverables is based on VSOE, or the timing of revenue recognized from the individual deliverables.
We also derive revenue from the provision of hosted services on a subscription basis and software sold under term licenses. Revenue from the sale of these products and services are not sold as part of multiple element arrangements and such arrangements are recognized ratably over the term of the arrangement.

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
Stock-based compensation
Stock options
We record all stock-based awards, which consist of stock option grants, at fair value as of the grant date and recognize the expense over the requisite service period (generally over the vesting period of the award). The expenses relating to these awards have been reflected in our financial statements. Stock options granted to our employees vest over periods of 12 to 48 months. With the exception of stock options granted in connection with the acquisition of ExperiaHealth, which vested upon certain milestones being met, stock options granted to non-employees generally vest on the date of grant.
We use the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. This model requires the following major inputs: the estimated fair value of the underlying common stock, the expected life of the option, the expected volatility of the underlying common stock over the expected life of the option, the risk-free interest rate and expected dividend yield. The following assumptions were used for each respective period for employee stock-based compensation:

	Years ended December 31,
	2012	2011	2010
Expected term (in years)	5.23 - 5.60	5.49 - 5.73	5.77
Volatility	47.9% - 48.7%	44.7% - 47.6%	44.0% - 44.5%
Risk-free interest rate	0.72% - 1.03%	0.98% - 2.48%	1.90% - 2.63%
Dividend yield	0.0%	0.0%	0.0%
At December 31, 2012, there was $7.2 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.69 years. We did not grant any non-employee options in the twelve months ended December 31, 2012.
The Company bases the risk-free rate for the expected term of options on the U.S. Treasury Constant Maturity Rate as of the grant date. The computation of expected life was determined based on the historical exercise and forfeiture behavior of our employees, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected stock price volatility for our common stock was estimated based on the historical volatility of a group of comparable companies for the same expected term of our options. The comparable companies were selected based on industry and market capitalization data. We assumed the dividend yield to be zero, as we have never declared or paid dividends and do not expect to do so in the foreseeable future.
Stock-based compensation expense is recognized based on a straight-line amortization method over the respective vesting period of the award and has been reduced for estimated forfeitures. We estimated the expected forfeiture rate based on our historical experience, considering voluntary termination behaviors, trends of actual award forfeitures, and other events that will impact the forfeiture rate. To the extent our actual forfeiture rate is different from our estimate, the stock-based compensation expense is adjusted accordingly.
Restricted Stock Units
During the year ended December 31, 2012, we began incorporating restricted stock units as an element of our compensation plans. Beginning in May 2012, we granted certain employees restricted stock units, which vest one third on the first anniversary of the grant, one third on the second anniversary of the grant and one third upon the third anniversary of the grant. We did not grant any restricted stock units prior to May 2012.
Goodwill and intangible assets
We allocate the purchase price of any acquisitions to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies and historical experience. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually as of September 30th, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. No impairment was recorded in 2012, 2011 or 2010. As of December 31, 2012, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our business climate and the buying habits of our customers along with changes in the costs to provide our products and services. We have identified two operating segments (Product and Service) which we also consider to be reporting units. For the 2012 goodwill impairment test, we used the qualitative assessment permitted under recent accounting guidance, and concluded there was no goodwill impairment, without proceeding to Steps 1 and 2 of the quantitative approach.
Intangible assets
In connection with the acquisitions we made in 2010, we recorded intangible assets. We applied an income approach to determine the values of these intangible assets. The income approach measures the value of an asset based on the future cash flows it is expected to generate over its remaining life. The application of the income approach requires estimates of future cash flows based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. In applying the income approach, we used the excess earnings method to value our customer relationships and in-process research and development intangible assets and the relief from royalty method to value our developed technology and trade name intangible assets. We used the with-and-without method to value a non-compete intangible asset. The cash flows expected to be generated by each intangible asset were discounted to their present value equivalent using rates believed to be indicative of market participant discount rates.
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. Finite-lived intangible assets consist of customer contracts, trademarks and non-compete agreements. We evaluate our intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2012, 2011 or 2010.
Significant judgments required in assessing the impairment of goodwill and intangible assets include the identification of reporting units, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value as to whether an impairment exists and, if so, the amount of that impairment.
Income taxes
We use the asset and liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes. In cases where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, we provide for a valuation allowance. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the amount of net operating losses available for income tax purposes through December 31, 2012, we had a full valuation reserve against our deferred tax assets. We continue to evaluate the realizability of our U.S. and Canadian deferred tax assets. If our financial results improve, we will reassess the need for a full valuation allowance each quarter and, if we determine that it is more likely than not the deferred tax assets will be realized, we will adjust the valuation allowance.
At December 31, 2012, we had a valuation allowance against net deferred tax assets of $21.5 million. While we are encouraged by the pretax profit earned in 2012 and by the favorable trend of our financial results, management believes it is appropriate to obtain confirmatory evidence that the improvement in our results of operations is sustainable, and that realization of at least some of the deferred income tax assets is more likely than not, before reversing a portion of the valuation allowance to earnings.

We intend to review on a quarterly basis our conclusions about the appropriate amount of its deferred income tax asset valuation allowance. If we continue to generate profits in 2013 and beyond, it is likely that the US valuation allowance position will be reversed in the foreseeable future. We expect a significant benefit to be recorded in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon our management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in our financial statements.
We include interest and penalties with income taxes on the accompanying statement of operations. Our tax years after 2008 are subject to tax authority examinations. Additionally, our net operating losses and research credits prior to 2012 are subject to tax authority adjustment.

Recently issued accounting guidance
In June 2011, the FASB issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance eliminated the previous option to report other comprehensive income, or OCI, and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income was deferred by FASB in December 2011. We adopted these accounting standards effective January 1, 2012; the adoption of these standards did not have any material impact on our financial position or our results of operations. In February 2013, the FASB resolved the deferred guidance on OCI reclassifications with a new rule effective in the first quarter of 2013, which is not expected to have any material impact. The latest rule on OCI reclassifications does not require any new disclosure not already required under US GAAP, but limits the alternatives to the face of the income statement or the notes, with cross-reference to other notes in certain circumstances.

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Prior to the amendment, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is calculated as being less than its carrying amount, then the second step of the quantitative test is to be performed to measure the amount of impairment loss, if any. We adopted this accounting standard effective January 1, 2012; the adoption of this standard did not have a material impact on our financial position or results of operations
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an "emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The decision to opt out of the extended transition period is irrevocable.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, historically we have invested in money market funds. With the proceeds from our two public offerings in 2012, we have invested in a broader portfolio of high credit quality short-term securities. To minimize the exposure due to an adverse shift in interest rates, we maintain an average portfolio duration of one year or less.

During the six months ending December 31, 2012 we earned $145,000 of interest income on our cash equivalent and short-term investment portfolio, averaging approximately an annual pretax return of 0.3%. Therefore, in the future, if similar invested balances prevailed, a decline in market interest rates from 0.3% to zero would reduce our annual interest income by approximately $0.3 million.
Historically our operations have consisted of research and development and sales activities in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. In the fourth quarter of 2010, we acquired Wallace Wireless, Inc., a company based in Toronto, Canada. At the date of acquisition, this company had 16 employees. We expect to generate future revenue and incur future expenses associated with operating our Canadian subsidiary relating to this acquisition. We are developing plans to expand our international presence. Accordingly, we expect that our exposure to changes in foreign currency exchange rates and economic conditions will increase in future periods.

Item 8.	Financial Statements and Supplementary Data

Report of independent registered public accounting firm
To The Board of Directors and Stockholders
of Vocera Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit), comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Vocera Communications, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 12, 2013

Vocera Communications, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$92,521	$14,898
Short-term investments	34,989	—
Accounts receivable	21,697	15,782
Other receivables	550	865
Inventories	2,772	3,363
Restricted cash	304	303
Prepaid expenses and other current assets	2,504	2,851
Total current assets	155,337	38,062
Property and equipment, net	3,631	2,701
Other long-term assets	495	339
Intangible assets, net	2,267	3,141
Goodwill	5,575	5,575
Total assets	$167,305	$49,818
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	$2,854	$4,087
Product warranty	297	983
Accrued payroll and other accruals	11,457	10,143
Deferred revenue, current	22,451	18,220
Borrowings, current	—	6,500
Total current liabilities	37,059	39,933
Deferred revenue, long-term	5,882	4,273
Borrowings, long-term	—	1,833
Other long-term liabilities	1,239	165
Total liabilities	44,180	46,204
Commitments and contingencies (Note 9)
Convertible preferred stock; $0.0003 par value - no shares and 26,013,736 shares authorized as of December 31, 2012 and December 31, 2011, respectively; zero and 12,171,980 issued and outstanding shares as of December 31, 2012 and December 31, 2011, respectively	—	53,013
Stockholders' equity (deficit)
Preferred stock, $0.0003 par value - 5,000,000 and zero shares authorized as of December 31, 2012 and December 31, 2011, respectively; no shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares and 30,423,297 shares authorized as of December 31, 2012 and December 31, 2011, respectively; 24,229,356 and 3,780,490 issued and outstanding shares as of December 31, 2012 and December 31, 2011, respectively	7	1
Additional paid-in capital	177,081	7,461
Accumulated other comprehensive income	5	—
Accumulated deficit	(53,968)	(56,861)
Total stockholders’ equity (deficit)	123,125	(49,399)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$167,305	$49,818
The accompanying notes are an integral part of these financial statements.

Vocera Communications, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2012	2011	2010
Revenue
Product	$65,028	$50,322	$35,516
Service	35,929	29,181	21,287
Total revenue	100,957	79,503	56,803
Cost of revenue
Product	21,551	17,465	12,222
Service	15,070	14,042	8,953
Total cost of revenue	36,621	31,507	21,175
Gross profit	64,336	47,996	35,628
Operating expenses
Research and development	11,618	9,335	6,698
Sales and marketing	33,432	28,151	20,953
General and administrative	14,390	11,316	6,723
Total operating expenses	59,440	48,802	34,374
Income (loss) from operations	4,896	(806)	1,254
Interest income	171	17	33
Interest expense	(84)	(332)	(77)
Other income (expense), net	(1,463)	(1,073)	(367)
Income (loss) before income taxes	3,520	(2,194)	843
(Provision for) benefit from income taxes	(627)	(285)	367
Net income (loss)	$2,893	$(2,479)	$1,210
Less: undistributed earnings attributable to participating securities	(1,366)	—	(1,210)
Net income (loss) attributable to common stockholders	$1,527	$(2,479)	$—

Net income (loss) per share attributable to common stockholders
Basic and diluted	$0.08	$(0.74)	$0.00
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	17,979	3,370	2,223
Diluted	20,608	3,370	2,846

The accompanying notes are an integral part of these financial statements.

Vocera Communications, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Years ended December 31,
	2012	2011	2010
Net income (loss)	$2,893	$(2,479)	$1,210
Other comprehensive gain, net:
Unrealized gain on investments, net of tax	5	—	—
Comprehensive income (loss)	$2,898	$(2,479)	$1,210

The accompanying notes are an integral part of these financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In Thousands, except share and per share amounts)

	Common stock		Additional paid-in capital	Accumulated other compre- hensive gain	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2009	2,056,219	$1	$2,219	—	$(55,592)	$(53,372)
Exercise of stock options	324,946	—	357	—	—	357
Non-employee stock-based compensation expense	—	—	1	—	—	1
Employee stock-based compensation expense	—	—	507	—	—	507
Stock options issued with acquisition	—	—	54	—	—	54
Common stock issued in conjunction with business acquisitions	395,929	—	879	—	—	879
Net income	—	—	—	—	1,210	1,210
Balance at December 31, 2010	2,777,094	$1	$4,017	—	$(54,382)	$(50,364)
Exercise of stock options	1,005,366	—	1,224	—	—	1,224
Vesting of early exercised stock options	—	—	217	—	—	217
Non-employee stock-based compensation expense	—	—	457	—	—	457
Employee stock-based compensation expense	—	—	1,001	—	—	1,001
ExperiaHealth performance awards	—	—	549	—	—	549
Repurchase of early exercised options	(1,970)	—	(4)	—	—	(4)
Net loss	—	—	—	—	(2,479)	(2,479)
Balance at December 31, 2011	3,780,490	$1	$7,461	—	$(56,861)	$(49,399)
Conversion of preferred stock to common stock	12,937,750	4	53,352	—	—	53,356
Issuance of common stock upon initial public offering	5,000,000	2	70,533	—	—	70,535
Issuance of common stock upon follow-on offering	1,337,500	—	35,975	—	—	35,975
Reclassification of preferred stock warrant liability into additional paid-in capital upon initial public offering	—	—	3,141	—	—	3,141
Exercise of stock options	1,073,732	—	1,684	—	—	1,684
Vesting of early exercised stock options	—	—	307	—	—	307
Cashless exercise of common stock warrants	78,487	—	—	—	—	—
Issuance of restricted stock awards	24,152	—	—	—	—	—
Non-employee stock-based compensation expense	—	—	29	—	—	29
Employee stock-based compensation expense	—	—	4,203	—	—	4,203
Income tax benefits from employee stock plans	—	—	406	—	—	406
Repurchase of early exercised options	(2,755)	—	(10)	—	—	(10)
Net income	—	—	—	—	2,893	2,893
Change in unrealized gain on available-for-sale securities	—		—	5	—	5
Balance at December 31, 2012	24,229,356	$7	$177,081	$5	$(53,968)	$123,125
The accompanying notes are an integral part of these financial statements

Vocera Communications, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$2,893	$(2,479)	$1,210
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,742	1,004	732
Amortization of purchased intangibles	873	1,006	223
Non-cash interest income	(18)	—	—
Loss on disposal of property and equipment	27	—	—
Bad debt (recovery) expense	—	(10)	10
Inventory provision	224	563	—
Stock-based compensation expense	4,203	1,001	507
Non-employee stock-based compensation expense	29	457	1
Excess tax benefits from employee stock plans - operating	(325)	—	—
Change in fair value of warrant liability	1,631	981	325
Change in fair value of option liability	—	450	99
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,916)	(6,670)	(1,571)
Other receivables	417	(74)	(227)
Inventories	367	(1,103)	(1,672)
Prepaid expenses and other current assets	(1,192)	(9)	(495)
Other long term assets	(156)	(254)	13
Accounts payable	(1,145)	2,969	(114)
Accrued liabilities	3,313	873	2,829
Warranty reserve	(686)	378	33
Deferred revenue	5,840	6,301	3,311
Other long-term liabilities	173	128	(432)
Net cash provided by operating activities	12,294	5,512	4,782
Cash flows from investing activities
Payment for purchase of property and equipment	(2,566)	(2,392)	(672)
Business acquisitions, net of cash acquired	—	—	(8,776)
Purchase of short-term investments	(104,869)	—	—
Maturities of short-term investments	69,902	—	—
Changes in restricted cash	—	(62)	(1)
Proceeds from disposal of fixed assets	1	—	—
Net cash used in investing activities	(37,532)	(2,454)	(9,449)
Cash flows from financing activities
Cash from lease-related performance obligations	1,114	—	—
Borrowings	—	4,500	5,003
Principal payment of borrowings	(8,333)	(1,572)	(1,866)
Proceeds from initial public offering, net of offering costs	72,070	—	—
Proceeds from secondary public offering, net of offering costs	35,975	—	—
Payment for repurchase of common stock	(10)	(4)	—
Excess tax benefits from employee stock plans - financing	325	—	—
Proceeds from exercise of stock options	1,720	1,811	1,241
Proceeds from exercise of preferred stock warrants	—	2	—
Common stock issuance costs	—	(1,539)	—
Net cash provided by financing activities	102,861	3,198	4,378
Net increase (decrease) in cash and cash equivalents	77,623	6,256	(289)
Cash and cash equivalents at beginning of period	14,898	8,642	8,931
Cash and cash equivalents at end of period	$92,521	$14,898	$8,642
Supplemental cash flow information
Cash paid for interest	$91	$314	71
Cash paid for income taxes	556	—	—
Supplemental disclosure of non-cash investing and financing activities
Issuance of stock and stock options in business acquisitions	$—	$—	$879
Costs related to the initial public offering in accounts payable and accrued liabilities	—	86	—
Property and equipment in accounts payable and accrued liabilities	321	165	—
The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Background
Vocera Communications, Inc. (“the Company”) is a provider of mobile communication solutions focused on addressing critical communication challenges facing hospitals today. Vocera helps its customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through its Voice Communication, Secure Messaging, and Care Transition solutions. The Voice Communication solution, which includes a lightweight, wearable, voice-controlled communication badge and a software platform, enables users to connect instantly with other hospital staff simply by saying the name, function or group name of the desired recipient. The Secure Messaging solution securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. The Care Transition solution is a hosted voice and text based software application that captures, manages and monitors patient information when responsibility for the patient is transferred or “handed-off” from one caregiver to another, or when the patient is discharged from the hospital. These three solutions are complemented by our ExperiaHealth business, which is focused on improving patient experience.
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd and Vocera Communications Australia Pty Ltd. in 2005, and Vocera Hand-Off, Inc., Vocera Canada, Ltd. and ExperiaHealth, Inc. in 2010.
The Company completed its initial public offering (“IPO”) of common stock on April 2, 2012 in accordance with the Securities Act of 1933, as amended (the “Securities Act”). The Company sold 5,000,000 shares and certain of its stockholders sold 1,727,500 shares, including 877,500 shares for the underwriters' over-allotment option, through a firm commitment underwritten, public offering. The shares were sold at the price of $16.00 per share, before underwriting discounts and commissions and offering costs. The Company recorded net proceeds of $70.5 million from the IPO, after subtraction of underwriters' discounts and commissions, and offering expenses incurred in both 2011 and 2012. The Company did not receive any proceeds from the sale of shares by existing stockholders in its IPO.

On September 12, 2012, the Company completed a follow-on public offering in which the Company and existing stockholders sold 5,548,750 shares of common stock at $28.75 per share, before underwriting discounts and commissions. The Company sold 1,337,500 shares and existing stockholders sold an aggregate of 4,211,250 shares, including an aggregate of 723,750 shares as a result of the underwriters' exercise of their over-allotment option. The Company received net proceeds of approximately $36.0 million, after deducting underwriting discounts and commissions and other expenses of the offering. The Company did not receive any proceeds from the sale of shares by existing stockholders in its follow-on public offering.
Since its inception, the Company has incurred significant losses and, as of December 31, 2012, it had an accumulated deficit of $54.0 million. The Company has funded its operations primarily with customer payments for its products and services, proceeds from the issuances of convertible preferred stock, proceeds from the issuance of common stock in connection with its IPO and follow-on offering, borrowings under its term loan facility and the utilization of its line of credit. As of December 31, 2012, the Company had cash, cash equivalents and short-term investments of $127.5 million, primarily as a result of its two public offerings in 2012.
The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least the next 12 months. Failure to generate sufficient revenue, achieve planned gross margins, or control operating costs may require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could require the Company to modify, delay or abandon some of its planned future expansion or expenditures or reduce some of its ongoing operating costs, which could harm its business, operating results, financial condition and ability to achieve its intended business objectives. If the Company raises additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, its existing stockholders could suffer significant dilution in their percentage ownership of the Company and any new securities it issues could have rights, preferences and privileges senior to those of holders of its common stock.
Basis of presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior period amounts have been reclassified to be consistent with current period presentation.
The board of directors of the Company and its stockholders approved a 1-for-6 reverse stock split of the Company’s common and preferred shares that was effected on March 26, 2012. All share and per share information included in the accompanying financial statements have been adjusted to reflect this reverse stock split.

Use of estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, useful lives assigned to long-lived assets, warranty reserves, inventory reserves, the valuation of common and preferred stock and related warrants and options, stock-based compensation expense, provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.
Cash, cash equivalents and short-term investments
The Company’s cash equivalents and short-term investments consist of commercial paper, corporate debt securities and U.S. agency notes. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. Investments with an original maturity of three months or less at the time of purchase are classified as cash equivalents.
Restricted cash
Cash classified as restricted on the balance sheet was $0.3 million at December 31, 2012 and 2011, respectively, the majority of which is security for a corporate travel card facility and credit card processing services. All restricted cash is current based upon the terms of the restriction on the credit card facilities.
Allowance for doubtful accounts
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks as it does not require collateral from its customers.
The following table presents the changes in the allowance for doubtful accounts:

	Years ended December 31,
(in thousands)	2012	2011	2010
Allowance—beginning of period	$—	$(10)	$—
Recoveries from (provisions for) bad debts	—	10	(10)
Provisions charged to other accounts	—	—	—
Write-offs and other	—	—	—
Allowance—end of period	$—	$—	$(10)
Inventories
Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value or replacement cost). The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions.
Concentration of credit risk and other risks and uncertainties
Financial instruments that subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company’s cash and cash equivalents are primarily deposited with high quality financial institutions and in money market funds. Deposits at these institutions and funds may, at times, exceed federally insured limits. Management believes that these financial institutions and funds are financially sound and, accordingly, that minimal credit risk exists. The Company has not experienced any losses on its deposits of cash and cash equivalents. Marketable securities are stated at fair value, and accounted for as available-for-sale within short-term investments. The counterparties to the agreements relating to the Company’s investment securities consist of major corporations, financial institutions and government agencies of high credit standing.
The primary hardware component of the Company’s products is currently manufactured by a third-party contractor in Mexico. A significant disruption in the operations of this contractor may impact the production of the Company’s products for a substantial period of time, which could harm the Company’s business, financial condition and results of operations.
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. At December 31, 2012 and 2011, no customer accounted for 10% or more of accounts receivable. For the years ended December 31, 2012, 2011 and 2010, no customer represented 10% or more of revenue.
Property and equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful economic lives of the assets. Assets generally have useful economic lives of three years except for leasehold improvements, which are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs which are not considered improvements and do not extend the useful life of the assets are charged to operations as incurred.
The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. Fair value is estimated based on discounted future cash flows. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair values. To date, the Company has not recorded any impairment charges.
Software Development Costs.
The Company capitalizes certain internal and external costs incurred to acquire and create internal use software. Capitalized software is included in property and equipment when development is complete and is amortized on a straight-line basis over the estimated useful life of the related asset, which is approximately five years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, the Company capitalized costs of $1.1 million, $0.3 million and $0.2 million, respectively.
Goodwill and intangible assets
The Company allocates the purchase price of any acquisitions to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies and historical experience. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that the Company has made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. If such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2012, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in the Company's business climate and the buying habits of the Company's customers along with changes in the costs to provide the Company's products and services. The Company has identified two operating segments (Product and Service) which management also considers to be reporting units. For the 2012 goodwill impairment test, the Company used the qualitative assessment permitted under recent accounting guidance, and concluded there was no goodwill impairment, without proceeding to Steps 1 and 2 of the quantitative approach.

Intangible assets
In connection with the acquisitions made in 2010, the Company recorded intangible assets. The Company applied an income approach to determine the values of these intangible assets.The income approach measures the value of an asset based on the future cash flows it is expected to generate over its remaining life. The application of the income approach requires estimates of future cash flows based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. In applying the income approach, the Company used the excess earnings method to value its customer relationships and in-process research and development intangible assets and the relief from royalty method to value the developed technology and trade name intangible assets. The Company used the with-and-without method to value a non-compete intangible asset. The cash flows expected to be generated by each intangible asset were discounted to their present value equivalent using rates believed to be indicative of market participant discount rates.
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. Finite-lived intangible assets consist of customer contracts, trademarks and non-compete agreements. The Company evaluates intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2012, 2011 or 2010.
Significant judgments required in assessing the impairment of goodwill and intangible assets include the identification of reporting units, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value as to whether an impairment exists and, if so, the amount of that impairment.
Convertible preferred stock warrants
Prior to the Company’s IPO, the warrants that were related to the Company’s convertible preferred stock were classified as liabilities on the Company’s consolidated balance sheet. The warrants were subject to reassessment at each balance sheet date, and any change in fair value was recognized as a component of other income (expense), net. The Company adjusted the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or the completion of a liquidation event. The warrants to purchase preferred stock were converted into warrants to purchase shares of common stock at the applicable conversion rate for the related common stock upon the closing of the Company’s IPO on April 2, 2012. The common stock warrants are classified within stockholder's equity (deficit) because they are considered to be "indexed to the entity's own stock". The warrants were revalued and converted upon the closing of the IPO and as such, as of December 31, 2012, the convertible preferred stock liability is zero.
Revenue recognition
The Company derives revenue from the sales of communication badges, smartphones, perpetual software licenses for software that is essential to the functionality of the communication badges, software maintenance, extended warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the communication badges. Sales tax is excluded from reported total revenue.
Revenue is recognized when all of the below criteria are met:

•	there is persuasive evidence that an arrangement exists, in the form of a written contract, amendments to that contract, or purchase orders from a third party;

•	delivery has occurred or services have been rendered;

•	the price is fixed or determinable after evaluating the risk of concession; and

•	collectability is reasonably assured based on customer creditworthiness and past history of collection.
A typical sales arrangement involves multiple elements, such as sales of communication badges, perpetual software licenses, professional services and maintenance services which entitle customers to unspecified upgrades, bug fixes, patch releases and telephone support. Revenue from the sale of communication badges and perpetual software licenses is recognized upon shipment or delivery at the customers’ premises as the contractual provisions governing sales of these products do not include any provisions regarding acceptance, performance or general right of return or cancellation or termination provisions adversely affecting revenue recognition. Revenue from the sale of maintenance services on software licenses is recognized over the period during which the services are provided, which is generally one year. Revenue from professional services is recognized either on a fixed fee basis based on milestones or on a time and materials basis as the services are provided, both of which generally take place over a period of two to twelve weeks.
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
In October 2009, the Financial Accounting Standards Board (“FASB”) amended the guidance for revenue recognition for tangible products containing software components that function together to deliver the products essential functionality and also amended the accounting guidance for multiple element arrangements. The Company concluded that both standards were applicable to the Company’s products and arrangements and elected to early adopt these standards on a prospective basis for revenue arrangements entered into or materially modified after January 1, 2010. Under the new guidance, tangible products, containing both software and non-software components that function together to deliver a tangible product’s essential functionality, will no longer be subject to software revenue accounting.
The amended guidance for multiple element arrangements:

•	provides updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated and how the consideration should be allocated;

•
requires an entity to allocate revenue in an arrangement using best evidence of selling price, or BESP, if a vendor does not have vendor specific evidence, or VSOE, of fair value or third party evidence, or TPE, of fair value; and

•	eliminates the use of the residual method and require an entity to allocate revenue using the relative selling price method.
Under the new guidance, tangible products and the essential software licenses that work together with such tangible products to provide them their essential functionality are now not subject to software revenue recognition accounting rules (non-software elements), while non-essential software licenses are still governed under software revenue recognition rules (software elements). In such multiple element arrangements, the Company first allocates the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. For its multiple-element arrangements, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence, or TPE, if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE are available. The Company then further allocate consideration within the software group to the respective elements within that group following the authoritative guidance for software revenue recognition and our policies as described above.
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
Each element is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis and, for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. The Company considers a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, the Company’s revenue arrangements do not include a general right of return. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions. The adoption of the amended revenue recognition guidance did not result in any significant changes to the individual deliverables to which the Company allocates revenue as the fair value for most of the deliverables is based on VSOE, or the timing of revenue recognized from the individual deliverables.

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

For the year ended December 31, 2012, the Company transferred $3.8 million of lease receivables, recording an immaterial net gain and $1.1 million of financing liabilities for future performance of executory service obligations. For lease receivables retained as of December 31, 2012 the Company recorded $0.6 million of net investment in sales-type leases, equivalent to the minimum lease payments for the delivered product.
Shipping and handling costs
Shipping and handling costs charged to customers are included in revenue and the associated expense is recorded in cost of products sold in the statements of operations for all periods presented.
Research and development expenditures
Research and development costs are charged to operations as incurred. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs up to general availability of the software will be capitalized and amortized on a straight-line basis over the estimated product life, or based on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the time between the establishment of technological feasibility and general availability has been very short and therefore no significant costs have been incurred. Accordingly, the Company has not capitalized any software development costs.
Advertising costs
Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising costs for the years ended December 31, 2012, 2011 and 2010 were immaterial.
Product warranties
The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. The Company provides for the estimated costs of hardware warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty includes parts and labor over a period generally ranging from one to three years. The Company provides no warranty for software. The Company regularly re-evaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Warranty costs are reflected in the consolidated statement of operations as cost of sales.
Stock-based compensation
For options granted to employees, stock-based compensation is measured at grant date based on the fair value of the award and is expensed on a straight-line basis over the requisite service period. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. Restricted stock awards and restricted stock units, first awarded in 2012, result in compensation expense, straightlined over the requisite service period, based on the award date closing stock price. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to non-employees is amortized over the vesting period, on a straight-line basis.

For stock options issued to employees and non-employees with specific performance criteria, the Company makes a determination at each balance sheet date whether the performance criteria are probable of being achieved. Compensation expense is recognized until such time as the performance criteria are met or when it is probable that the criteria will not be met.
The Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through its statement of operations.
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
Income taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, the Company records deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that the Company expects will be in effect when they recover those assets or settle those liabilities, as the case may be, to measure those taxes. In cases where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, the Company provides for a valuation allowance. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
The Company has deferred tax assets, resulting from net operating losses, research and development credits and temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, it would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2012 and 2011, respectively. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets for these years.
At December 31, 2012, the Company had a valuation allowance against net deferred tax assets of 21.2 million. While the Company is encouraged by the pretax profit earned in 2012 and by the favorable trend in the Company's financial results, management believes it is appropriate to obtain confirmatory evidence that the improvement in the Company's results of operations is sustainable, and that realization of at least some of the deferred income tax assets is more likely than not, before reversing a portion of the valuation allowance to earnings.
The Company intends to review on a quarterly basis its conclusions about the appropriate amount of its deferred income tax asset valuation allowance. If the Company continues to generate profits in 2013 and beyond, it is likely that the US valuation allowance position will be reversed in the foreseeable future. The Company expects a significant benefit to be recorded in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in the financial statements.
The Company includes interest and penalties with income taxes in the accompanying statement of operations. All of the Company’s net operating losses and research credit carryforwards prior to 2012 are subject to tax authority adjustment and all years after 2008 are still subject to tax authority examinations. The Company is currently not subject to any income tax audit examinations by tax authorities in any jurisdictions including U.S. federal, state and local or foreign countries.

Foreign currency translation
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar.  Accordingly, monetary assets and liabilities in non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Company’s consolidated statements of operations. Translation gains and losses have not been significant to date.
Segments
Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company has two operating segments which are both reportable business segments: (i) Product; and (ii) Service.
Comprehensive income (loss)
Historically, there were no components of comprehensive income which were excluded from net income (loss). For the year ended December 31, 2012, the Company had a small unrealized gain on available-for-sale securities. There were no other components within other comprehensive income for the year ended December 31, 2012.
Recent accounting pronouncements
In June 2011, the FASB issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance eliminated the previous option to report other comprehensive income, or OCI, and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income was deferred by FASB in December 2011. We adopted these accounting standards effective January 1, 2012; the adoption of these standards did not have any material impact on the Company's financial position or our results of operations. In February 2013, the FASB resolved the deferred guidance on OCI reclassifications with a new rule effective in the first quarter of 2013, again not expected to have any material impact. The latest rule on OCI reclassifications does not require any new disclosure not already required under US GAAP, but limits the alternatives to the face of the income statement or the notes, with cross-reference to other notes in certain circumstances.

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
The Company qualifies as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an "emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, the Company is choosing to “opt out” of such extended transition period, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The decision to opt out of the extended transition period is irrevocable.

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
The carrying values of the Company’s cash and cash equivalents and short-term investments approximate their fair value due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the year ended December 31, 2012 there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
The Company's cash and money market funds, which include bank deposits, are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. The Company's other cash equivalents and short-term investments are classified within Level 2 of the fair value hierarchy because they are valued by professional pricing services using market-corroborated inputs from similar  instruments, rather than direct observation of quoted prices in active markets. Each security is compared to a benchmark yield at the balance sheet date, with adjustment for its specific characteristics.
The Company’s preferred stock warrants were classified within Level 3 of the fair value hierarchy because they were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment.
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2012 and 2011, respectively, are summarized as follows (in thousands):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$45,040	$—	$—	$45,040	$—	$—	$—	$—
Commercial paper	—	32,487	—	32,487	—	—	—	—
U.S. government and agency securities	—	10,001	—	10,001	—	—	—	—
Total assets measured at fair value	$45,040	$42,488	$—	$87,528	$—	$—	$—	$—

Liabilities
Convertible preferred stock warrants	$—	$—	$—	$—	$—	$—	$1,853	$1,853
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$1,853	$1,853
The Company performed a fair value assessment of the preferred stock warrant inputs at the end of each reporting period. The fair value of the preferred stock warrant liability was estimated using an option pricing model that takes into account the contract terms as well as multiple inputs such as the Company’s stock price, risk-free interest rates and expected volatility that the Company could not corroborate with market data. These warrants to purchase preferred stock were converted into warrants to purchase shares of common stock at the applicable conversion rate for the related common stock upon the closing of the Company's IPO on April 2, 2012. The warrants were revalued and converted upon the closing of the IPO, and as such, as of December 31, 2012 the convertible preferred stock warrant liability is zero.
For the period from January 1, 2012 through April 2, 2012, the Company valued these preferred stock warrants using a stock price of $16.00 - $23.40, risk-free interest rates of 0.07% - 0.66%, and expected volatility of 45% - 50%. For the year ending December 31, 2011 the Company used a stock price of $13.32 - $14.16, risk-free interest rates of 0.10% - 6.00%, and expected volatility of 45% - 50%. Any change in fair value was recognized as a component of other income (expense), net, in the consolidated statements of operations.

The following table presents a reconciliation of the preferred stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	Years ended December 31,
	2012	2011	2010
Fair value at beginning of period	$1,853	$1,127	$802
Change in fair value	1,631	981	325
Exercise of preferred stock warrants	(343)	(255)	—
Conversion of preferred stock warrants to common stock warrants	(3,141)	—	—
Fair value at end of period	$—	$1,853	$1,127
The estimated fair value of the Company's current and long-term borrowings based on a market approach was approximately $8.3 million as of December 31, 2011 and represented a Level 2 valuation. The Company did not have any current or long-term borrowings as of December 31, 2012. When determining the estimated fair value of the Company's debt, the Company used a commonly accepted valuation methodology and market-based risk measurements, such as credit risk.

3.	Cash, Cash Equivalents and Short-Term Investments
The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	As of December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$39,982	$—	$—	$39,982
Money market funds	45,040	—	—	45,040
Commercial paper	7,498	1	—	7,499
Total cash and cash equivalents	92,520	1	—	92,521
Short-Term Investments:
Commercial paper	24,987	1	—	24,988
U.S. government and agency securities	9,998	3	—	10,001
Total short-term investments	34,985	4	—	34,989
Total cash, cash equivalents and short-term investments	$127,505	$5	$—	$127,510
As of December 31, 2012, all of the Company's available-for-sale securities have a maturity of less than one year. At December 31, 2011, the Company did not have any cash equivalents or short-term investments.

4.	Income (loss) per share
Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the completion of the Company’s IPO on April 2, 2012, holders of Series A through Series F preferred stock were each entitled to receive non-cumulative dividends at the annual rate of 8% per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a dividend is paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock did not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities. Additionally, the Company considers shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities as the holders of these shares have a nonforfeitable right to dividends. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income (loss) per common share.

Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less income attributable to participating securities between common stock and participating securities. In computing diluted net income (loss) attributable to common stockholders for calculation of diluted net income (loss) per share, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders for calculation of diluted net income (loss) per share by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Years ended December 31,
(in thousands, except for share and per share amounts)	2012	2011	2010
Numerator:
Net income (loss)	$2,893	$(2,479)	$1,210
Less: undistributed earnings attributable to participating securities	(1,366)	—	(1,210)
Net income (loss) attributable to common stockholders	$1,527	$(2,479)	$—
Reallocation of undistributed earnings attributable to participating securities	32	—	—
Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$1,559	$(2,479)	$—

Denominator:
Weighted-average shares used to compute basic net income (loss) per common share	17,979	3,370	2,223
Effect of potentially dilutive securities:
Employee stock options and restricted stock units	2,547	—	623
Stock warrants	82	—	—
Weighted average shares used to compute diluted income (loss) per common share	20,608	3,370	2,846
Net income (loss) per share
Net income (loss) per common share - basic and diluted	$0.08	$(0.74)	$0.00
For the years ended 2012, 2011 and 2010, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	As of December 31,
(in thousands)	2012	2011	2010
Convertible preferred stock (on an as if converted basis)	—	12,916	12,899
Options to purchase common stock	367	3,808	2,913
Common stock subject to repurchase	—	169	115
Warrants to purchase convertible preferred stock	—	213	238
Restricted stock units	25	—	—

5.	Goodwill and intangible assets
Goodwill
The Company had $5.6 million of goodwill for each of the years as of December 31, 2012 and 2011. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has two reporting units: Product and Service; as of December 31, 2012 all of the Company's goodwill resides in the Product reporting unit. The Company performed the annual required test of impairment of goodwill as of September 30, 2012. The Company’s annual impairment test did not indicate impairment at any of its reporting units. No impairment was recorded in 2012, 2011 or 2010. As of December 31, 2012, no changes in circumstances indicate that goodwill carrying values may not be recoverable.
Intangible assets
The fair values for acquired intangible assets were determined by management relying in part on valuations performed by independent valuation specialists. Acquisition related intangible assets are amortized over the life of the assets on a basis that resembles the economic benefit of the assets. This results in amortization that is higher in earlier periods of the useful life. To date there has been no impairment of the Company's intangible assets. The estimated useful lives and carrying value of acquired intangible assets are as follows:

		December 31, 2012			December 31, 2011
(in thousands)	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Trademarks	6.9	$70	$30	$40	$70	$16	$54
Non-compete Agreements	2.0	70	60	10	70	13	57
Customer relationships	8.6	2,350	1,117	1,233	2,350	690	1,660
Developed technology	6.0	1,880	896	984	1,880	510	1,370
Total intangible assets, net		$4,370	$2,103	$2,267	$4,370	$1,229	$3,141
Amortization of intangible assets was $0.9 million, $1.0 million and $0.2 million for 2012, 2011 and 2010, respectively.
Amortization of acquired intangible assets is reflected in cost of revenue and operating expenses. The estimated future amortization of acquired intangible assets as of December 31, 2012 was as follows:

(in thousands)	Future amortization
2013	$727
2014	567
2015	389
2016	258
2017	156
Thereafter	170
Future amortization expense	$2,267

6.	Balance Sheet Components
Inventories

	December 31,
(in thousands)	2012	2011
Raw materials	$23	$250
Finished goods	2,749	3,113
Total inventories	$2,772	$3,363

Property and equipment

	December 31,
(in thousands)	2012	2011
Computer equipment and software	$4,127	$3,712
Furniture fixtures and equipment	886	1,018
Leasehold improvements	1,654	1,493
Manufacturing tools and equipment	2,710	3,027
Construction in process	1,100	90
	10,477	9,340
Less: Accumulated depreciation	(6,846)	(6,639)
Property and equipment, net	$3,631	$2,701
Depreciation and amortization expense during 2012, 2011 and 2010 was $1.7 million, $1.0 million, and $0.7 million, respectively.
Accrued payroll and other accruals

	December 31,
(in thousands)	2012	2011
Payroll and related expenses	$7,845	$4,424
Uninvoiced purchases	1,823	1,741
Preferred stock warrant liability	—	1,853
Deferred rent	591	500
Exercise of unvested stock options	198	373
Customer prepayments	115	387
Sales and use tax payable	323	343
Other	562	522
Total accrued payroll and other accruals	$11,457	$10,143

7.	Product Warranties
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
A reconciliation of the changes in the Company’s warranty reserve for 2012, 2011 and 2010 is as follows:

	December 31,
(in thousands)	2012	2011	2010
Balance at the beginning of the period	$983	$605	$572
Warranty expense accrued for shipments in period	971	1,554	1,069
Changes in liability related to pre-existing warranties	(673)	59	177
Warranty settlements made	(984)	(1,235)	(1,213)
Balance at the end of the period	$297	$983	$605

The change in liability related to the pre-existing warranties for the year ended December 31, 2012 is primarily due to lower return rates on the Company's B3000 badge compared to the B2000 badge and to lower cost estimates for refurbishment and replacement alternatives.

8.	Borrowings
Term loan and revolving line of credit
In June 2004, the Company entered into a loan and security agreement with a bank which was amended in December 2010 (the “Amendment”). The Amendment renewed the revolving line of credit at $5.0 million, and increased the term loan from $2.0 million to $5.0 million. At December 31, 2011, the Company was in compliance with all loan covenants. Subsequent to the Company’ s IPO, on April 3, 2012, the Company paid off in full the outstanding revolving line of credit of $4.5 million and the outstanding term loan balance of $3.3 million. In February 2013, all asset liens relating to the expired term loan were lifted.

9.	Commitments and contingencies
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
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third- party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2012 and 2011, approximately $4.1 million and $4.9 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non cancelable operating leases, which will expire between April 2014 and April 2017. Rent expense for 2012, 2011 and 2010 was $1.9 million, $1.7 million and $1.2 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
Future minimum lease payments at December 31, 2012 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2013	$1,532
2014	1,545
2015	1,480
2016	440
2017 and thereafter	30
Total minimum lease payments	$5,027
Legal matters
From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the Company’s financial position or the results of operations of that period or on the Company’s cash flows.

10.	Convertible preferred stock and preferred stock
The six series of convertible preferred stock with their respective authorized number of shares, issued and outstanding number of shares, value on the balance sheet net of issuance costs, and liquidation value at December 31, 2011 are shown below:

(in thousands, except share amounts)	Authorized	Issued	Proceeds net of issuance costs	Liquidation preference
Series A	510,354	510,351	$1,014	$1,035
Series B	896,464	896,464	7,043	7,100
Series C	4,235,087	4,210,519	11,905	12,000
Series D	3,483,333	3,430,215	11,036	11,256
Series E	1,791,666	1,361,592	8,772	9,002
Series F	2,089,964	1,762,839	12,990	13,160
	13,006,868	12,171,980	$52,760	$53,553
The six series of convertible preferred stock with their respective authorized number of shares, issued and outstanding number of shares, value on the balance sheet net of issuance costs, and liquidation value at December 31, 2010 are shown below:

(in thousands, except share amounts)	Authorized	Issued	Proceeds net of issuance costs	Liquidation preference
Series A	510,354	510,351	1,014	1,035
Series B	896,464	896,464	7,043	7,100
Series C	4,235,087	4,210,519	11,905	12,000
Series D	3,483,333	3,413,044	11,036	11,200
Series E	1,791,666	1,361,279	8,770	9,000
Series F	2,089,964	1,762,839	12,990	13,160
	13,006,868	12,154,496	52,758	53,495
There was no convertible preferred stock outstanding at December 31, 2012.
Conversion
Each share of preferred stock was convertible, at the option of the holder, into common stock. Series A, Series C, Series D, Series E and Series F had a conversion ratio of 1:1. Series B preferred stock had a conversion ratio of 1:1.8304. Each share of preferred stock automatically converted into the number of shares of common stock into which such shares were convertible at the then effective conversion ratio upon the earlier of: (1) the closing of a firm commitment underwritten public offering of common stock at a per share price of at least $15 per share with net proceeds of at least $25.0 million or (2) an affirmative vote by the majority of preferred stock stockholders. In connection with the Company’s IPO, in April 2012, each share of then-outstanding preferred stock was converted to common stock at the ratio described above.
In April 2012, the Company filed a Restated Certificate of Incorporation, which authorized the Company to issue up to 5,000,000 shares of undesignated preferred stock with a par value of $0.0003 per share, of which no shares were outstanding as of December 31, 2012.
Warrants for preferred stock
In connection with the loan and security agreement entered into in October 2005 (Note 8), the Company issued warrants to purchase 52,938 shares of Series E at an exercise price of $6.6114 per share. Upon the close of the Company’s IPO, these warrants automatically converted into warrants to purchase common stock. These warrants were cashless exercised in exchange for 37,795 shares of common stock in April 2012.
In connection with the sale of Series E in October 2005, the Company issued warrants to purchase 136,119 shares of Series E to investors who purchased Series E in October 2005 at an exercise price of $6.6114 per share. In 2011, three investors exercised warrants to purchase a total of 313 shares of Series E. In connection with the Company’s IPO, 1,956 warrants were cashless exercised in exchange for 1,147 Series E preferred shares. Upon the close of the Company’s IPO, the remaining warrants automatically converted into warrants to purchase common stock. During 2012, 55,217 of these warrants were cashless exercised in exchange for 40,692 shares of common stock. At December 31, 2012 warrants to purchase 78,633 shares of common stock were outstanding and expire in October 2015.
Outstanding warrants to purchase preferred stock were classified as liabilities, which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration or the completion of a liquidation event, including the completion of an initial public offering, at which time the preferred stock warrant liability automatically converted into a warrant to purchase shares of common stock and was reclassified to stockholders’ equity (deficit). The common stock warrants are classified within stockholder's equity (deficit) because they are considered to be "indexed to the entity's own stock". The Company recorded an expense in other income (expense), net of $1.6 million, $1.0 million and $0.3 million for 2012, 2011 and 2010, respectively, to reflect the change in the fair value of these outstanding warrants.
The holders of all the warrants described in the paragraphs above may convert the warrant, in whole or in part, in lieu of exercising the warrant. The number of shares to be issued in such a conversion shall be determined by dividing (a) the aggregate fair market value of the shares issuable upon the exercise of the warrant minus the aggregate warrant price of such shares by (b) the fair market value of one share at the time of conversion.

11.	Common Stock and Share-based Compensation
The Company’s certificate of incorporation, as amended, authorizes the Company to issue 100 million shares of $0.0003 par value common stock.
At December 31, 2012, the Company has reserved shares for issuance of common stock as follows:

Common Shares
Reserved under stock option plans	86,668
Exercise of warrants to purchase common stock	78,633
165,301
Incentive stock option plans
The Company has three equity incentive plans: the 2000 Stock Option Plan (the “2000 Plan”), the 2006 Stock Option Plan (the “2006 Plan”) and the 2012 Stock Option Plan (the “2012 Plan”). On March 26, 2012, all shares that were reserved under the 2006 Plan but not subject to outstanding awards became available for grant under the 2012 Plan. No additional shares will be issued under the 2006 Plan. The 2000 Plan terminated in March 2010 and no additional shares will be issued under this plan. All options currently outstanding under the 2000 Plan and the 2006 Plan continue to be governed by the terms and conditions of those plans. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and stock bonuses. The ISOs will be granted at a price per share not less than the fair value at date of grant. Options granted to new hires generally vest over a 4-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter, options granted as merit awards generally vest monthly over a four-year period. Options granted generally are exercisable up to 10 years.
Early exercise of stock options
The Company typically allows employees to exercise options granted under the 2000 and 2006 Plans prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 6, Balance sheet components—Accrued payroll and other accruals), and reclassified to common stock as the Company’s repurchase right lapses. At December 31, 2012 and 2011 and 2010, there were unvested shares in the amount of 48,260, 112,967 and 2,666, respectively, which were subject to repurchase at an aggregate price of $0.2 million, $0.4 million and $0 million, respectively.
Common stock subject to repurchase
Pursuant to the acquisition arrangement with Wallace Wireless, two employees were given the right to purchase 112,612 shares of common stock for $2.22 per share from the Company. Per this agreement, the Company had the right, but not the obligation, to repurchase the unvested shares of common stock upon termination of the employment of these two individuals, at the original purchase price per share. The repurchase rights with respect to the common stock lapsed over the vesting period, which was 24 months from the acquisition date. These restricted shares were legally issued and outstanding and have been included in stockholders’ equity (deficit). The amounts received in exchange for these shares were included in accrued payroll and other accruals in the accompanying consolidated balance sheet and were reclassified to equity as the shares vest. At December 31, 2012, these shares became fully vested.

The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan and the 2012 Plan and non-plan stock option agreements:

		Options outstanding
	Shares available for grant	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in years)	(in thousands)
Outstanding at December 31, 2011	1,101,111	3,808,222	$3.57	6.68	$28,682
Shares removed from the plan	(167,166)	—
Options granted	(579,155)	579,155	23.06
Options exercised	—	(1,096,784)	2.23
Options canceled	94,774	(94,774)	5.83
Options expired	8,260	(8,260)	3.12
Early exercised options repurchased and added back to the pool	2,755	—
Outstanding at December 31, 2012	460,579	3,187,559	$7.51	6.81	$56,362
Options vested and expected to vest as of December 31, 2012		3,140,429	$7.37	6.77	$55,943
Options vested and exercisable as of December 31, 2012		1,864,148	$3.64	5.45	$40,014
At December 31, 2012, there was $7.2 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.69 years.
Using the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted to employees during 2012, 2011 and 2010 was $10.19 per share, $3.30 per share, and $0.96 per share respectively. Further information regarding the value of employee options vested and exercised during 2012, 2011 and 2010 is set forth below.

	Years ended December 31,
(in thousands)	2012	2011	2010
Grant-date fair value of options vested during period	$2,256	$881	$469
Intrinsic value of options exercised during period	24,846	2,565	261
The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. This model requires the following major inputs: the estimated fair value of the underlying common stock, the expected life of the option, the expected volatility of the underlying common stock over the expected life of the option, the risk-free interest rate and expected dividend yield. The following assumptions were used for each respective period for employee stock-based compensation:

	Years ended December 31,
	2012	2011	2010
Expected Term (in years)	5.23 - 5.60	5.49 - 5.73	5.77
Volatility	47.9% - 48.7%	44.7% - 47.6%	44.0% - 44.5%
Risk-free interest rate	0.72% - 1.03%	0.98% - 2.48%	1.90% - 2.63%
Dividend yield	0.0%	0.0%	0.0%
Prior to the Company’s IPO, the risk-free rate for the expected term of options was based on the U.S. Treasury Constant Maturity Rate as of the grant date. The computation of expected life was determined based on the historical exercise and forfeiture behavior of the Company’s employees, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected stock price volatility for the Company’s common stock was estimated based on the historical volatility of a peer group of publicly-traded companies for the same expected term of the options. The peer group was selected based on industry and market capitalization data. The Company assumed the dividend yield to be zero, as the Company has never declared or paid dividends and does not expect to do so in the foreseeable future.

Employee Stock Purchase Plan

In March 2012, the Company's 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, except for the first offering period which is for 11 months, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. No shares were purchased under the plan in 2012.
The Company used the following assumptions to estimate the fair value of the ESPP offered for the year ended December 31, 2012: expected term of 6-11 months, volatility of 43.2% - 50.0%, risk-free interest rate of 0.14% - 0.18% and dividend yield of zero.
Restricted Stock Awards and Restricted Stock Units
In 2012, the Company began incorporating restricted stock awards and RSUs as an element of its compensation plans. In February 2012, the Company granted certain of its directors restricted stock awards which vests 50% on the first anniversary of the grant, and 50% on the second anniversary of the grant. In May 2012, the Company granted certain employees RSUs, which vest one third on the first anniversary of the grant, one third on the second anniversary of the grant and one third upon the third anniversary of the grant.
A summary of the restricted stock activity for the year ended December 31, 2012 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2011	—	—	—	—
Granted	24,152	$12.42	381,334	$25.34
Vested	—	—	—	—
Forfeited	—	—	(7,426)	25.06
Outstanding at December 31, 2012	24,152	$12.42	373,908	$25.34
Non-Employee Stock-Based Compensation
For the years ended December 31, 2012, 2011 and 2010, the Company granted zero, 67,916 and 84,166 options to non-employees, respectively. Of the 84,166 options granted during the year ended December 31, 2010, 83,333 were granted in connection with the acquisition of ExperiaHealth, which the Company issued contingent upon certain revenue milestones being met for 2010 and 2011. All other options granted to non-employees during the three years ended December 31, 2012 were fully vested on the date of grant. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option vests, or if fully vested, on the date of grant. For stock options issued to non-employees with specific performance criteria, the Company makes a determination at each balance sheet date whether the performance criteria are probable of being achieved. Compensation expense is recognized at the time it is determined that it is probable the performance criteria will be met.
The fair value of the stock options granted to non-employees was calculated using the Black-Scholes option-pricing model with the following assumptions:

	As of December 31,
	2012	2011	2010
Expected Term (in years)	8.67	8.83 - 10	10
Volatility	46.7%	45.0% - 54.0%	46.0%
Risk-free interest rate	1.77%	1.63% - 3.41%	2.43%
Dividend yield	0.0%	0.0%	0.0%
For the years ended December 31, 2012, 2011 and 2010, the Company recognized expenses of approximately $29,000, $907,000 and $100,000, respectively, related to these options.
Allocation of Stock-Based Compensation Expense
Stock-based compensation expense is recognized based on a straight-line amortization method over the respective vesting period of the award and has been reduced for estimated forfeitures. The Company estimated the expected forfeiture rate based on its historical experience, considering voluntary termination behaviors, trends of actual award forfeitures, and other events that will impact the forfeiture rate. To the extent the Company’s actual forfeiture rate is different from the estimate, the stock-based compensation expense is adjusted accordingly.
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees)

	Years ended December 31,
(in thousands)	2012	2011	2010
Cost of revenue	$421	$30	$10
Research and development	449	121	50
Sales and marketing	1,262	285	126
General and administrative	2,100	1,022	322
Total stock-based compensation	$4,232	$1,458	$508

12.	Segments
The Company has two operating segments which are both reportable business segments: (i) Product; and (ii) Service, which are comprised of the Company’s and its wholly-owned subsidiaries’ results from operations. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.
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

The following table presents a summary of the operating segments:

	Years ended December 31,
(in thousands)	2012	2011	2010
Revenue
Product	$65,028	$50,322	$35,516
Service	35,929	29,181	21,287
Total revenue	100,957	79,503	56,803
Gross profit
Product	43,477	32,857	23,294
Service	20,859	15,139	12,334
Total gross profit	64,336	47,996	35,628
Research and development	11,618	9,335	6,698
Sales and marketing	33,432	28,151	20,953
General and administrative	14,390	11,316	6,723
Income (loss) from operations	4,896	(806)	1,254
Interest income	171	17	33
Interest expense and other finance charges	(84)	(332)	(77)
Other income (expense), net	(1,463)	(1,073)	(367)
Income (loss) before income taxes	$3,520	$(2,194)	$843
Supplemental information
The following tables and discussion present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region.

	Years ended December 31,
(in thousands)	2012	2011	2010
Revenue
Product
Device	$47,725	$37,088	$26,728
Software	17,303	13,234	8,788
Total product	65,028	50,322	35,516
Service
Maintenance and support	26,237	21,439	17,447
Professional services and training	9,692	7,742	3,840
Total service	35,929	29,181	21,287
Total revenue	$100,957	$79,503	$56,803
The Company’s revenue by geographic region, based on customer location, is summarized as follows:

	Years ended December 31,
(in thousands)	2012	2011	2010
Revenue
United States	$90,108	$73,719	$51,266
International	10,849	5,784	5,537
Total revenue	$100,957	$79,503	$56,803

The Company’s tangible long-lived assets by geographic region, consisting of net property and equipment, are summarized as follows:

	December 31,
(in thousands)	2012	2011	2010
Property and equipment, net
United States	$3,465	$2,646	$1,302
International	166	55	5
Total property and equipment, net	$3,631	$2,701	$1,307
At December 31, 2012 and 2011, no customer accounted for 10% or more of accounts receivable. For the years ended December 31, 2012, 2011 and 2010, no customer represented 10% or more of revenue.

13.	Income taxes
The components of income (loss) before income taxes are as follows:

	Years ended December 31,
(in thousands)	2012	2011	2010
United States	$3,205	$(2,421)	$921
International	315	227	(78)
Total income (loss) before income taxes	$3,520	$(2,194)	$843
The components of the provision (benefit) for income taxes are as follows:

	Years ended December 31,
(in thousands)	2012	2011	2010
Current
Federal	$7	$25	$(26)
State	512	156	83
Foreign	38	55	9
	557	236	66
Deferred
Federal	60	60	(310)
State	10	9	(96)
Foreign	—	(20)	(27)
	70	49	(433)
Total income tax provision (benefit)	$627	$285	$(367)
The Company had an effective tax rate of 18%, (13)% and (44)% for the periods ended December 31, 2012, 2011 and 2010, respectively.

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows:

	Years ended December 31,
(in thousands)	2012	2011	2010
U.S. federal taxes (benefit) at statutory rate	$1,197	$(746)	$316
State income taxes, net of federal benefit	151	109	3
Foreign income taxes at rates other than the US rate	(10)	(72)	2
Stock-based compensation	397	340	229
Change in valuation allowance	(1,494)	546	(1,168)
Non-deductible warrant expense	625	334	110
Non-deductible acquisition costs	—	—	283
Research and development credits	(220)	(290)	(174)
Other	(19)	64	32
Total	$627	$285	$(367)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	As of December 31,
(in thousands)	2012	2011
Deferred tax assets
Net operating loss carryforward	$14,270	$17,775
Research and development credits	2,637	2,365
Depreciation and amortization	84	55
Reserves and accruals	4,502	3,229
Total deferred tax assets	21,493	23,424
Valuation allowance	(21,193)	(22,687)
Net deferred tax assets	300	737
Deferred tax liabilities	(451)	(824)
Net deferred tax liabilities	$(151)	$(87)
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2012; accordingly, the Company has recorded a full valuation allowance on its deferred tax assets. While the Company is encouraged by the pretax profit earned in 2012 and by the favorable trend in the Company's financial results, management believes it is appropriate to obtain confirmatory evidence that the improvement in the Company's results of operations is sustainable, and that realization of at least some of the deferred income tax assets is more likely than not, before reversing a portion of the valuation allowance to earnings. The Company intends to review on a quarterly basis its conclusions about the appropriate amount of its deferred income tax asset valuation allowance. If the Company continues to generate profits in 2013 and beyond, it is likely that the US valuation allowance position will be reversed in the foreseeable future. The Company expects a significant benefit to be recorded in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.
The Company’s valuation allowance decreased by $1.5 million and increased by $0.5 million for the years ended December 31, 2012 and 2011, respectively. The $1.5 million decrease during 2012 in the valuation allowances was primarily due to the utilization of loss carryforwards and changes in temporary differences between tax and financial statement recognition of revenue and expense. The increase during 2011 was primarily driven by increases in reserves and accruals.
Included the net operating loss carryovers below is approximately $15 million of federal net operating loss and approximately $4 million of state net operating loss carryovers attributable to excess stock option deductions. According to the authoritative guidance, concerning when tax benefits related to excess stock option deductions can be credited to paid-in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable. The Company follows the authoritative guidance for ordering to determine when such NOL has been realized.
At December 31, 2012, the Company had $48.0 million and $52.0 million, respectively, of federal and state net operating loss carryforwards. The federal net operating loss carryforward begins expiring in 2015, and the state net operating loss carryforward begins expiring in 2013, if not utilized.
In addition, the Company has federal research and development tax credits carryforwards of approximately $2.0 million and state research and development tax credit carryforwards of approximately $2.0 million. The federal credit carryforwards begin expiring 2021 and the state credits carry forward indefinitely. The Internal Revenue Code contains provisions which limit the amount of net operating loss and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred.
The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets since January 1, 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Balance at the beginning of the period	$22,687	$21,588	$22,734
Net operating loss utilization	(3,505)	(884)	(741)
R&D tax credit increase	272	383	199
Depreciation and amortization increase (decrease)	29	(309)	169
Reserves and accruals increase	1,273	1,581	292
Deferred tax assets (increase) decrease	437	328	(1,065)
Balance at the end of the period	$21,193	$22,687	$21,588
The following table reflects changes in the unrecognized tax benefits since January 1, 2011:

	Years ended December 31,
(in thousands)	2012	2011
Gross amount of unrecognized tax benefits as of the beginning of the period	$908	$675
Increases related to prior year tax provisions	7	—
Decreases related to prior year tax provisions	—	(1)
Increases related to current year tax provisions	164	234
Gross amount of unrecognized tax benefits as of the end of the period	$1,079	$908
As a result of the Company’s historic losses and related valuation allowances, the Company has recorded the uncertain tax amounts above entirely as reductions to deferred tax assets which are subject to a full valuation allowance in its consolidated balance sheet. The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, penalties and interest were zero for all periods. As the Company is not currently under examination, it is reasonable to assume that the balance of gross unrecognized tax benefits will likely not change in the next twelve months.
The Company files income tax returns in the United States on federal basis and various states. The Company is not currently under any United States federal, state and local, or non-U.S. income tax examinations by tax authorities for any taxable years. The Company's Canadian tax return is currently under audit for the year ended December 31, 2011. All of the Company’s net operating losses and research credit carryforwards prior to 2012 are subject to tax authority adjustment and all years after 2008 are still subject to the tax authority examinations.
The Company has not provided for U.S. federal and foreign withholding taxes on $0.5 million of the Company’s non-U.S. subsidiaries’ undistributed earnings as of December 31, 2012, because such earnings are considered indefinitely reinvested in its international operations.

Quarterly results of operations (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2012. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

(In thousands, except per share data)	Quarter Ended
2012	March 31,	June 30,	September 30,	December 31,
Total revenue	$23,119	$24,878	$25,968	$26,992
Gross profit	$14,121	$15,584	$16,988	$17,643
Net income (loss)	$(836)	$1,181	$1,737	$811
Net income (loss) attributable to common stockholders	$(836)	$103	$1,728	$808

Net income (loss) per share attributable to common stockholders:
Basic	$(0.23)	$0.00	$0.08	$0.03
Diluted	$(0.23)	$0.00	$0.07	$0.03
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	3,661	21,738	22,450	23,951
Diluted	3,661	24,520	$25,337	26,136

	Quarter Ended
2011	March 31,	June 30,	September 30,	December 31,
Total revenue	$18,323	$19,073	$20,401	$21,706
Gross profit	$11,509	$11,501	$12,250	$12,736
Net income (loss)	$155	$(1,497)	$(900)	$(237)
Net income (loss) attributable to common stockholders	$—	$(1,497)	$(900)	$(237)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.00	$(0.45)	$(0.25)	$(0.07)
Weighted average shares used to compute net income (loss) per common share:
Basic	2,943	3,313	3,589	3,620
Diluted	4,918	3,313	3,589	3,620

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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

As of December 31, 2012 we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.
Exemption from Management's Report on Internal Control Over Financial Reporting
This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Prior Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.
In connection with our preparation of the financial statements for six months ended June 30, 2012, adjustments to our financial statements were identified which resulted from a control deficiency that we considered to constitute a material weakness. This control deficiency related to the design and operation of controls for the preparation of the statement of cash flows as we did not maintain effective controls to ensure the accuracy and appropriate presentation and disclosure of the statement of cash flows. Specifically, the controls were not designed to consider non-cash activity related to issuance costs from the completion of our IPO. The material weakness resulted in material errors and adjustments to cash flows from operating and financing activities included within the condensed consolidated financial statements for the period ended June 30, 2012. Additionally, this material weakness could have resulted in financial information or disclosures that would constitute a material misstatement of our interim condensed consolidated financial statements and/or year-end consolidated financial statements that might not have been prevented or detected.
Remediation Plan Execution and Status
In response to the identified material weakness in the Statement of Cash Flows, our management, with oversight from our Audit Committee, executed the implementation of the following remediation steps beginning in the quarter ended September 30, 2012. These efforts were focused on (i) redesigning the statement of cash flow spreadsheet, specifically related to non-cash items; (ii) completing a second more detailed review of the statement of cash flows at the end of each period; (iii) adopting an enhanced secondary review of the statement of cash flows, by agreeing each movement to supporting schedule and recalculating the amounts in the worksheet; and (iv) employing the services of external consultants to assist with the completion of the review.
We believe these steps, which are now fully implemented, have addressed the material weakness previously identified and have enhanced our internal control over financial reporting, as well as our disclosure controls and procedures. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
As described above, we executed the remediation plan for an existing material weakness identified in the second quarter of 2012. There were no other changes in our internal control over financial reporting which occurred during the quarter ended December 31, 2012 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders.

Our written codes of conduct apply, collectively, to all of our directors and employees, including executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The codes of conduct are available on our website at www.vocera.com under the hyperlink titled "Corporate Governance." Changes to or waivers of the codes of conduct will be disclosed on the same website.

Item 11.	Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2013 Annual Meeting of Stockholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements:
The financial statements filed as part of this report are listed in the “Index to Financial Statements” under Part II, Item 8 of this report.
2. Financial Statement Schedule:
All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.
3. Exhibits:
See Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCERA COMMUNICATIONS, INC.

Date: March 12, 2013	By:	/S/ Robert J. Zollars
Robert J. Zollars Chief Executive Officer
(Principal Executive Officer)
Date: March 12, 2013	By:	/S/ William R. Zerella
William R. Zerella Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Zollars, William R. Zerella and Jay M. Spitzen, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Zollars
Robert J. Zollars	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2013

/s/ William R. Zerella
William R. Zerella	Chief Financial Officer (Principal Accounting and Financial Officer)	March 12, 2013

/s/ Brian D. Ascher
Brian D. Ascher	Director	March 12, 2013

/s/ John B. Grotting
John B. Grotting	Director	March 12, 2013

/s/ Jeffrey H. Hillebrand
Jeffrey H. Hillebrand	Director	March 12, 2013

/s/ Howard E. Janzen
Howard E. Janzen	Director	March 12, 2013

/s/ John N. McMullen
John N. McMullen	Director	March 12, 2013

/s/ Hany M. Nada
Hany M. Nada	Director	March 12, 2013

/s/ Sharon O'Keefe
Sharon O'Keefe	Director	March 12, 2013

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit title	Form	File No.	Date	Number	Filed herewith

3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-175932	August 24, 2012	3.01

3.02	Restated Bylaws of the Registrant.	S-1	333-175932	August 24, 2012	3.02

4.01	Amended and Restated Investor Rights Agreement, dated as of October 10, 2006, by and among the Registrant and certain investors of the Registrant.	S-1	333-175932	August 1, 2011	4.02

10.01	Forms of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-175932	August 1, 2011	10.01

10.02+	2000 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)		February 24, 2012	10.02

10.03+	2006 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)	333-175932	February 24, 2012	10.03

10.04+	2012 Equity Incentive Plan and forms of equity award agreements.	S-1(A3)	333-175932	March 13, 2012	10.04

10.05+	2012 Employee Stock Purchase Plan.	S-1(A3)	333-175932	March 13, 2012	10.05

10.06+	Form of Option Agreement dated July 31, 2007, by and between the Registrant and each of Brent Lang, Victoria Perkins, Martin Silver and Robert Zollars.	S-1	333-175932	August 1, 2011	10.06

10.07+	2010 Stock Option Agreement to purchase common stock, dated as of November 3, 2010, issued by the Registrant to DS Consulting Associates, LLC and 2011 Stock Option Agreement to purchase common stock, dated as of November 3, 2010 issued by the Registrant to DS Consulting Associates, LLC.	S-1	333-175932	August 1, 2011	10.07

10.8	Lease Agreement, dated as of September 26, 2007, by and between 525 Race Street, LLC and the Registrant, as amended on February 17, 2011.	S-1	333-175932	August 1, 2011	10.11

10.9	Second Amended and Restated Loan and Security Agreement, dated as of January 30, 2009, by and between Comerica Bank and the Registrant, as amended on February 19, 2010, December 13, 2010, August 8, 2011, October 19, 2011 and December 31, 2011.	S-1(A2)	333-175932	February 24, 2012	10.12

10.10†	Original Equipment Manufacturer Agreement, dated as of April 25, 2002, by and between Nuance Communications, Inc. and the Registrant, as amended through April 4, 2006.	S-1	333-175932	August 1, 2011	10.13

10.11†	Contract Manufacturing Agreement, dated as of June 7, 2010, by and between SMTC Corporation and the Registrant.	S-1	333-175932	August 1, 2011	10.14

10.12+	Form of Change of Control Severance Agreement by and between the Registrant and each of its executive officers.	S-1(A2)	333-175932	February 24, 2012	10.15

10.13+	Separation Agreement, dated as of December 20, 2011, by and between Martin Silver and the Registrant.	S-1(A2)	333-175932	February 24, 2012	10.16

10.14+	Form of non-plan Restricted Stock Purchase Agreement for non-employee directors.	S-1(A2)	333-175932	February 24, 2012	10.17

10.15+	Form of Irrevocable Contingent Option Exercise Agreement by and between the Registrant and Martin Silver.	S-1(A4)	333-175932	March 26, 2012	10.18

21.01	List of subsidiaries.					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (included on signature page).					X

31.01*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS#	XBRL Instance Document					X

101.SCH#	XBRL Taxonomy Schema Linkbase Document					X

101.CAL#	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF#	XBRL Taxonomy Definition Linkbase Document					X

101.LAB#	XBRL Taxonomy Labels Linkbase Document					X

101.PRE#	XBRL Taxonomy Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan or arrangement.

†	Portions of have been granted confidential treatment by the SEC.

*
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

#
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.