Form 10-Q
period 2013-03-31
VOCERA COMMUNICATIONS, INC.
filed 2013-05-14
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2013
Common Stock, $0.0003 par value per share	24,501,724 shares

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$116,407	$92,521
Short-term investments	10,000	34,989
Accounts receivable, net of allowance of $23 and $0 at March 31, 2013 and December 31, 2012, respectively	14,886	21,697
Other receivables	333	550
Inventories	4,565	2,772
Prepaid expenses and other current assets	3,719	2,808
Total current assets	149,910	155,337
Property and equipment, net	4,713	3,631
Intangible assets, net	2,087	2,267
Goodwill	5,575	5,575
Other long-term assets	515	495
Total assets	$162,800	$167,305
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,021	$2,854
Accrued payroll and other liabilities	7,572	11,754
Deferred revenue, current	21,748	22,451
Total current liabilities	32,341	37,059
Deferred revenue, long-term	5,410	5,882
Other long-term liabilities	1,269	1,239
Total liabilities	39,020	44,180
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of March 31, 2013 and December 31, 2012; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 24,481,612 and 24,229,356 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	181,239	177,081
Accumulated other comprehensive income	1	5
Accumulated deficit	(57,467)	(53,968)
Total stockholders’ equity	123,780	123,125
Total liabilities and stockholders’ equity	$162,800	$167,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenue
Product	$12,960	$14,637
Service	9,453	8,482
Total revenue	22,413	23,119
Cost of revenue
Product	4,610	5,429
Service	4,084	3,569
Total cost of revenue	8,694	8,998
Gross profit	13,719	14,121
Operating expenses
Research and development	3,614	2,511
Sales and marketing	10,232	7,530
General and administrative	3,298	3,087
Total operating expenses	17,144	13,128
(Loss) income from operations	(3,425)	993
Interest income	24	12
Interest expense and other finance charges	—	(71)
Other expense, net	(47)	(1,597)
Loss before income taxes	(3,448)	(663)
Provision for income taxes	(51)	(173)
Net loss	$(3,499)	$(836)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.14)	$(0.23)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	24,282	3,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net loss	$(3,499)	$(836)
Other comprehensive loss, net:
Decrease in unrealized gain on investments, net	(4)	—
Comprehensive loss	$(3,503)	$(836)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(3,499)	$(836)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	536	553
Change in non-cash interest	14	—
Loss on disposal of property and equipment	—	3
Allowance for doubtful accounts	23	—
Inventory write-down	26	4
Stock-based compensation expense	1,704	317
Non-employee stock-based compensation expense	—	29
Excess tax benefits from employee stock plans - operating	(257)	—
Change in fair value of warrant liability	—	1,706
Changes in operating assets and liabilities:
Accounts receivable	6,789	(45)
Other receivables	115	(161)
Inventories	(1,819)	264
Prepaid expenses and other assets	(932)	(747)
Accounts payable	133	(1,942)
Accrued and other liabilities	(3,844)	94
Deferred revenue	(1,175)	1,029
Net cash (used in) provided by operating activities	(2,186)	268
Cash flows from investing activities
Purchase of property and equipment	(1,502)	(545)
Maturities of short-term investments	24,971	—
Net cash provided by (used in) investing activities	23,469	(545)
Cash flows from financing activities
Cash from lease-related performance obligations	106	—
Principal payments on long-term borrowings	—	(500)
Payment for repurchase of early exercised options	(3)	(6)
Excess tax benefits from employee stock plans - financing	257	—
Proceeds from issuance of common stock from the employee stock purchase plan	1,596	—
Proceeds from exercise of stock options	421	288
Proceeds from exercise of common stock warrants	226	—
Common stock issuance costs	—	(250)
Net cash provided by (used in) financing activities	2,603	(468)
Net increase (decrease) in cash and cash equivalents	23,886	(745)
Cash and cash equivalents at beginning of period	92,521	14,898
Cash and cash equivalents at end of period	$116,407	$14,153

Supplemental disclosure of non-cash investing and financing activities:
Costs related to the initial public offering in accounts payable and accrued liabilities	$—	$1,988
Property and equipment in accounts payable and accrued liabilities	257	116

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
The Company completed its initial public offering (“IPO”) of common stock on April 2, 2012 in accordance with the Securities Act of 1933, as amended ("Securities Act"). The Company sold 5,000,000 shares and certain of its stockholders sold 1,727,500 shares, including 877,500 shares for the underwriters' over-allotment option, through a firm commitment underwritten, public offering. The shares were sold at the initial public offering price of $16.00 per share, before underwriting discounts and commissions and offering costs. The Company recorded proceeds of $70.5 million for the IPO, net of offering expenses and underwriters' discounts and commissions.
The Company completed a follow-on offering of common stock on September 12, 2012 in accordance with the Securities Act. The Company sold 1,337,500 shares and certain of its stockholders sold 4,211,250 shares. Included in both of these sales was 723,750 shares for the underwriters' over-allotment option, through a firm commitment underwritten, public offering. The shares were sold at the public offering price of $28.75 per share for aggregate gross offering proceeds of $38.4 million to the Company and $121.1 million to the selling stockholders. The Company recorded proceeds of $36.0 million for the follow-on offering, net of offering expenses and underwriters' discounts and commissions.
Basis of presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or any other future year. Certain prior period amounts have been reclassified to be consistent with current period presentation.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, useful lives assigned to long-lived assets, warranty reserves, stock-based compensation expense, provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

Fair Value of Financial Instruments
The carrying value of the Company’s operating financial instruments, including accounts receivable, deposits, accounts payable, accrued liabilities and accrued compensation, approximates fair value due to their short maturities. Cash and cash equivalents and short-term investments are carried at fair value.
Cash Equivalents and Short-term Investments
The Company’s cash equivalents and short-term investments consist of money market funds, commercial paper and U.S. agency notes. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. Investments with an original purchase maturity of less than three months are classified as cash equivalents, those with longer maturities are classified as short-term investments. As of March 31, 2013 and December 31, 2012, all of the Company's available-for-sale securities had maturities of less than one year.
Revenue recognition
The Company derives revenue from the sales of communication badges, smartphones, perpetual software licenses for software that is essential to the functionality of the communication badges, software maintenance, extended warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the communication badges. The Company's revenue recognition policy has not changed from that described in its Annual Report on Form 10-K for the year ended December 31, 2012.
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
For the three months ended March 31, 2013, the Company transferred $0.3 million of lease receivables and recorded $0.1 million of financing liabilities for future performance of executory service obligations. For lease receivables retained as of March 31, 2013, the Company recorded $0.1 million of net investment in sales-type leases, equivalent to the minimum lease payments less the unearned interest portion.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance eliminated the previous option to report other comprehensive income, or OCI, and its components in the consolidated statement of stockholders' equity. The Company adopted this accounting standard effective January 1, 2012; the adoption had no material impact on the financial position or results of operations of the Company. In February 2013, the FASB resolved the deferred guidance on OCI reclassifications with a new rule effective in the first quarter of 2013, which was adopted but did not have any material impact.

2.	Fair value of financial instruments
The Company’s cash and cash equivalents and short-term investments are carried at their fair values, usually with immaterial differences from their amortized cost, due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the three months ended March 31, 2013 there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.

The Company's money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company's other cash equivalents and short-term investments are classified within Level 2 of the fair value hierarchy because they are valued by professional pricing services using market-corroborated inputs from similar instruments, rather than direct observation of quoted prices in active markets. Each security is compared to a benchmark yield at the balance sheet date, with adjustment for its specific characteristics.
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2013 and December 31, 2012, are summarized as follows (in thousands):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$77,542	$—	$—	$77,542	$45,040	$—	$—	$45,040
Commercial paper	—	—	—	—	—	32,487	—	32,487
U.S. government and agency securities	—	10,000	—	10,000	—	10,001	—	10,001
Total assets measured at fair value	$77,542	$10,000	$—	$87,542	$45,040	$42,488	$—	$87,528
The Company had no liabilities as of March 31, 2013 and December 31, 2012 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$38,865	$—	$—	$38,865
Money market funds	77,542	—	—	77,542
Total cash and cash equivalents	116,407	—	—	116,407

Short-Term Investments:
U.S. government and agency securities	9,999	1	—	10,000
Total short-term investments	9,999	1	—	10,000
Total cash, cash equivalents and short-term investments	$126,406	$1	$—	$126,407

	As of December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$39,982	$—	$—	$39,982
Money market funds	45,040	—	—	45,040
Commercial paper	7,498	1	—	7,499
Total cash and cash equivalents	92,520	1	—	92,521
Short-Term Investments:
Commercial paper	24,987	1	—	24,988
U.S. government and agency securities	9,998	3	—	10,001
Total short-term investments	34,985	4	—	34,989
Total cash, cash equivalents and short-term investments	$127,505	$5	$—	$127,510

The tables above exclude restricted cash, primarily held in certificates of deposit, of $0.3 million as of March 31, 2013 and December 31, 2012 which are classified in prepaids and other current assets on the balance sheet.

4.	Income (loss) per share
Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the completion of the Company's IPO in April 2012, holders of Series A through Series F convertible preferred stock were each entitled to receive non-cumulative dividends at the annual rate of 8% per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a dividend were to be paid on common stock, the holders of convertible preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the convertible preferred stock did not have a contractual obligation to share the losses of the Company. The Company considered its convertible preferred stock as participating securities. Additionally, the Company considers shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities as the holders of these shares have a non-forfeitable right to dividends. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net loss per common share.
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Numerator:
Net loss	$(3,499)	$(836)

Denominator:
Weighted-average shares used to compute net loss per common share- basic and diluted	24,282	3,661

Net loss per share
Net loss per common share - basic and diluted	$(0.14)	$(0.23)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2013	2012
Convertible preferred stock (on an if converted basis)	—	12,938
Options to purchase common stock	3,180	3,682
Common stock subject to repurchase	36	195
Warrants to purchase convertible preferred stock	—	187
Warrants to purchase common stock	44	—
Restricted stock units	441	—
Restricted stock awards	12	—

5.	Goodwill and intangible assets
Goodwill
As of March 31, 2013 and December 31, 2012, the Company had $5.6 million of goodwill acquired. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the annual required test of impairment of goodwill as of September 30, 2012, using the qualitative approach (or "Step Zero") as permitted by FASB's rules for goodwill impairment testing. The Company’s annual impairment test did not indicate impairment at any of its reporting units. No impairment was recorded in 2012. As of March 31, 2013, no changes in circumstances indicate that goodwill carrying values may not be recoverable.
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

		March 31, 2013			December 31, 2012
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9	$2,350	$1,201	$1,149	$2,350	$1,117	$1,233
Developed technology	6	1,880	988	892	1,880	896	984
Trademarks	7	70	33	37	70	30	40
Non-compete agreements	2	70	61	9	70	60	10
Intangible assets		$4,370	$2,283	$2,087	$4,370	$2,103	$2,267
Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2013 and March 31, 2012, respectively.
Amortization of acquired intangible assets is reflected in cost of revenue and operating expenses. The estimated future amortization of existing acquired intangible assets as of March 31, 2013 was as follows (in thousands):

(in thousands)	Future amortization
2013 (remaining nine months)	$547
2014	567
2015	389
2016	258
2017	156
Thereafter	170
Future amortization expense	$2,087

6.	Balance Sheet Components
Inventories

(in thousands)	March 31, 2013	December 31, 2012
Raw materials	$815	$23
Finished goods	3,750	2,749
Total inventories	$4,565	$2,772

Property and Equipment

(in thousands)	March 31, 2013	December 31, 2012
Computer equipment and software	$4,281	$4,127
Furniture, fixtures and equipment	886	886
Leasehold improvements	1,663	1,654
Manufacturing tools and equipment	2,784	2,710
Construction in process	2,301	1,100
Property and equipment, at cost	11,915	10,477
Less: Accumulated depreciation	(7,202)	(6,846)
Property and equipment, net	$4,713	$3,631
Depreciation and amortization expense was $0.4 million and $0.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively.
Accrued payroll and other liabilities

(in thousands)	March 31, 2013	December 31, 2012
Payroll and related expenses	$3,925	$7,845
Accrued payables	1,551	1,823
Deferred rent, current portion	610	591
Lease financing, current portion	302	213
Product warranty	207	297
Exercise of unvested stock options	160	198
Customer prepayments	188	115
Sales and use tax payable	348	323
Other	281	349
Total accrued payroll and other liabilities	$7,572	$11,754
The Company generally provides for the estimated costs of product warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair or replacement costs, and knowledge of specific product failures (if any). The product warranty includes parts and labor over a period of one year. The Company provides no warranty for software. The Company regularly re-evaluates its estimates to assess the adequacy of the recorded warranty liabilities and to adjust the amounts as necessary.
The changes in the Company's product warranty reserve are as follows:

	Three months ended March 31,
(in thousands)	2013	2012
Balance at the beginning of the period	$297	$983
Warranty expense accrued for shipments in period	74	354
Changes in liability related to pre-existing warranties	49	149
Warranty settlements made	(213)	(257)
Balance at the end of the period	$207	$1,229

7.	Commitments and contingencies
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
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third party manufacturer that have been purchased by them based on confirmed orders from the Company. As of March 31, 2013 and December 31, 2012, approximately $4.1 million and $4.1 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between April 2014 and April 2017. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
Future minimum lease payments at March 31, 2013 under non-cancelable operating leases are as follows (in thousands):

(in thousands)	Operating leases
2013 (remaining nine months)	$1,194
2014	1,545
2015	1,480
2016	440
2017 and thereafter	30
Total minimum lease payments	$4,689

8.	Stock-based Compensation and Awards
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
Early Exercise of Stock Options
The Company typically allows employees to exercise options granted under the 2000 and 2006 Plans prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 6, Accrued Liabilities), and reclassified to common stock as the Company’s repurchase right lapses. As of March 31, 2013 and December 31, 2012, 35,585 and 48,260 shares held by employees were subject to repurchase at an aggregate price of $0.2 million and $0.2 million, respectively.
Cash exercise of common stock warrants
During the three months ended March 31, 2013 holders of common stock warrants exercised 34,142 shares for cash proceeds of $0.2 million. There were no cash exercises in the prior year period.

Stock Option Activity
A summary of the stock option activity for the three months ended March 31, 2013 is presented below:

	Options outstanding
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in years)	(in thousands)
Outstanding at December 31, 2012	460,579	3,187,559	$7.51	6.8	$56,362
Shares added to the plan	1,211,487
Options granted	(108,145)	108,145	25.98
Options exercised	—	(103,822)	3.07
Options canceled	11,529	(11,529)	11.94
Options expired	229	(229)	11.10
Early exercised options repurchased and added back to the pool	1,492	—
Outstanding at March 31, 2013	1,577,171	3,180,124	$8.26	6.7	$48,104
The cash received for exercises of stock options during the three months ended March 31, 2013 includes the collection of approximately $0.1 million classified in other receivables at December 31, 2012.
At March 31, 2013, there was $7.7 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.6 years. The Company did not grant non-employee options in either of the three months ended March 31, 2013 or 2012.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. This model requires the following inputs: the estimated fair value of the underlying common stock, the expected term of the option, the expected volatility of the underlying common stock over the expected life of the option, the risk-free interest rate and expected dividend yield.
The following assumptions were used for each respective period for employee stock options:

	Three months ended March 31,
	2013	2012
Expected Term (in years)	5.43	5.60
Volatility	48.1%	47.9%
Risk-free interest rate	0.81%	1.03%
Dividend yield	0%	0%
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, except for the first offering period which was for eleven months. Additionally, in April 2013, our compensation committee determined the next offering period under our ESPP, which will commence on August 15, 2013, will last for a duration of three months (expiring on November 14, 2013) and, following the expiration of such offering period, each offering period thereafter will commence on each November 15 and May 15 and will have of a single six month purchase period.
At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. On the initial purchase date during the three months ended March 31, 2013, employees purchased 115,784 shares of common stock at an average exercise price of $13.79. As of March 31, 2013, there were 293,175 shares which remained available for future issuance under the ESPP.

The following assumptions were used for each respective period for the ESPP:

	Three months ended March 31,
	2013	2012
Expected Term (in years)	0.50	0.88
Volatility	33.3%	50.8%
Risk-free interest rate	0.13%	0.18%
Dividend yield	0%	0%
Restricted Stock Awards and Restricted Stock Units
In 2012, the Company began incorporating restricted stock awards and RSUs as an element of the Company's compensation plans. In February 2012, the Company granted certain of its directors restricted stock which vests 50% on the first anniversary of the grant and 50% on the second anniversary of the grant. Since May 2012, the Company has granted certain employees RSUs, which vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
A summary of restricted stock activity for the three months ended March 31, 2013 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2012	24,152	$12.42	373,908	$25.34
Granted	—	—	78,149	25.99
Vested	(12,076)	12.42	—	—
Forfeited	—	—	(10,939)	25.37
Outstanding at March 31, 2013	12,076	$12.42	441,118	$25.41
At March 31, 2013, there was $0.1 million of unrecognized net compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 0.9 years. At March 31, 2013, there was $8.5 million of unrecognized net compensation cost related to RSUs which is expected to be recognized over a weighted-average period of 2.4 years.
Allocation of Stock-Based Compensation Expense
Stock-based compensation expense is recognized based on a straight-line amortization method over the respective vesting period of the award and has been reduced for estimated forfeitures. The Company estimated the expected forfeiture rate based on its historical experience, considering voluntary termination behaviors, trends of actual award forfeitures, and other events that will impact the forfeiture rate. To the extent the Company's actual forfeiture rate is different from the estimate, the stock-based compensation expense is adjusted accordingly.
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Three months ended March 31,
(in thousands)	2013	2012
Cost of revenue	$222	$21
Research and development	209	26
Sales and marketing	579	66
General and administrative	694	233
Total stock based compensation	$1,704	$346

9.	Segments
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
The following table presents a summary of the operating segments:

	Three months ended March 31,
(in thousands)	2013	2012
Revenue
Product	$12,960	$14,637
Service	9,453	8,482
Total revenue	22,413	23,119

Cost of Revenue
Product	4,610	5,429
Service	4,084	3,569
Total cost of revenue	8,694	8,998

Gross profit
Product	8,350	9,208
Service	5,369	4,913
Total gross profit	13,719	14,121

Operating expenses	17,144	13,128
Interest income (expense), net and other	(23)	(1,656)
Loss before income taxes	$(3,448)	$(663)

10.	Income Taxes
Income tax expense was $51,000 and $173,000 for the three months ended March 31, 2013 and 2012, respectively. The positive tax expense in both periods was primarily due to profitable international operations and, for the three months ended March 31, 2012, profitable international operations and state income taxes.
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
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in past years and the $3.5 million net loss for the three months ended March 31, 2013, the Company believes that it is not more likely than not that its deferred tax assets can be realized as of March 31, 2013. Accordingly, the Company has retained the full valuation allowance on its deferred tax assets previously determined for the year ended December 31, 2012.

While the Company generated pretax profit in 2012, management believes it is appropriate to obtain confirmatory evidence that the Company's results of operations will sustain this profitability in 2013, before reversing a portion of the valuation allowance to earnings.
The Company will review on a quarterly basis its conclusions about the appropriate amount of its deferred income tax asset valuation allowance. If the Company generates profits in 2013, it is likely that the US valuation allowance position may be reversed in the foreseeable future. The Company expects a significant benefit in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.
As of March 31, 2013, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2012.

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
At the core of our Voice Communication solution is a patent-protected software platform that we introduced in 2002. We have significantly enhanced and added features and functionality to this solution through ongoing development based on frequent interactions with our customers. Our software platform is built upon a scalable architecture and recognizes more than 100 voice commands. Users can instantly communicate with others using the Vocera communication badge, or through Vocera Connect client applications available for BlackBerry, iPhone and Android smartphones, as well as Cisco wireless IP phones and other mobile devices. Our Voice Communication solution can also be integrated with nurse call and other clinical systems to immediately and efficiently alert hospital workers to patient needs. Since inception we have shipped over 500,000 communication badges to our customers.
We outsource the manufacturing of our products. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain manufacturing operations. We work closely with our contract manufacturer, SMTC Corporation and key suppliers to manage the procurement, quality and cost of components. We seek to maintain an optimal level of finished goods inventory to meet our forecast sales and unanticipated shifts in sales volume and mix.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We have very low customer revenue concentrations. Our largest end-customers represented only 1.9% and 2.7% of revenue for the three months ended March 31, 2013 and the year ended 2012, respectively. While we have international customers in other English speaking countries such as Canada, the United Kingdom and Australia, most of our customers are located in the United States. International customers represented 11.4% and 10.7% of our revenue in the three months ended March 31, 2013 and the year ended 2012, respectively. We are developing plans to expand our presence in other English speaking markets and enter non-English speaking markets.
To date, substantially all of our revenue has been derived from sales of our Voice Communication solution, including product maintenance and related services. Revenue declined 3.1% from $23.1 million for the three months ended March 31, 2012 to $22.4 million for the three months ended March 31, 2013. For the three months ended March 31, 2013, we recorded a net loss of $3.5 million.

We believe uncertainty surrounding the effects of the sequestration and healthcare reform act is affecting all our customers, both government and non-government, and reducing our ability to forecast near-term results. The primary impact this is having on our business is elongating the sales cycle. In the first quarter of 2013, none of the new government purchase orders we had been waiting for were received. While we continue to be disappointed with the pace of getting these new government contracts finalized, we expect that these delayed orders are all still included in the new federal budget.
In addition, several large expansions we had expected to close in the first quarter of 2013 were not consummated, including some sizeable expansion orders that were expected to both book and ship within the quarter. We have increasingly found that health systems have put in place large expense reduction initiatives as a result of healthcare reform, resulting in exceptionally high scrutiny for hospitals' capital budgets.
The number of new hospital accounts added in the first quarter of 2013 was the strongest since 2009, with customer additions from a wide variety of health systems in all parts of the country. These all came from the private sector, as no new federal hospitals were signed in the first quarter. Although not all such new accounts contributed to first quarter 2013 revenues, adding these new customers early in the year should benefit our 2013 results, as well as allowing us to significantly increase our presence in those hospitals over time.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

Interest income, interest expense and other expense, net.

•
Interest income. Interest income consists primarily of interest income earned on our cash and cash equivalent balances. Our interest income will vary each reporting period depending on our average cash and cash equivalent balances during the period and market interest rates.

•	Interest expense. Interest expense includes interest expense related to debt and financing obligations.

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

Provision for income taxes. We are subject to income taxes in certain countries where we sell our solutions. We anticipate that in the future as we expand our sale of solutions to customers outside the United States, we may become subject to taxation based on the foreign statutory rates in additional countries where these sales take place and our effective tax rate could fluctuate accordingly. Currently, each of our international subsidiaries is operating under cost plus agreements where the U.S. parent company reimburses the international subsidiary for its costs plus an arm's length profit.
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
At March 31, 2013, we had a valuation allowance against our deferred tax assets. While we generated pretax profit in 2012, our management believes it is appropriate to obtain confirmatory evidence that our results of operations will sustain this profitability in 2013, before reversing a portion of the valuation allowance to earnings.
We will review on a quarterly basis our conclusions about the appropriate amount of its deferred income tax asset valuation allowance. If we generate profits in 2013, it is likely that the US valuation allowance position may be reversed in the foreseeable future. We expect a significant benefit in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.
Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
	2013		2012
(in thousands)	(unaudited)
Consolidated statement of operations data:	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$12,960	57.8%	$14,637	63.3%
Service	9,453	42.2	8,482	36.7
Total revenue	22,413	100.0	23,119	100.0
Cost of revenues
Product	4,610	20.6	5,429	23.5
Service	4,084	18.2	3,569	15.4
Total cost of revenues	8,694	38.8	8,998	38.9
Gross profit	13,719	61.2	14,121	61.1
Operating expenses:
Research and development	3,614	16.1	2,511	10.9
Sales and marketing	10,232	45.7	7,530	32.6
General and administrative	3,298	14.7	3,087	13.4
Total operating expenses	17,144	76.5	13,128	56.8
(Loss) income from operations	(3,425)	(15.3)	993	4.3
Interest income	24	0.1	12	0.1
Interest expense	—	—	(71)	(0.3)
Other expense	(47)	(0.2)	(1,597)	(6.9)
Loss before income taxes	(3,448)	(15.4)	(663)	(2.9)
Provision for income taxes	(51)	(0.2)	(173)	(0.7)
Net loss	$(3,499)	(15.6)%	$(836)	(3.6)%
Comparison of the three months ended March 31, 2013 and 2012
Revenue:

	Three months ended March 31,
	2013	2012	Change
(in thousands)	Amount	Amount	Amount	%
Product revenue
Devices	$9,942	$10,353	$(411)	(4.0)%
Software	3,018	4,284	(1,266)	(29.6)
Total product	12,960	14,637	(1,677)	(11.5)

Service revenue
Maintenance and support	7,344	6,110	1,234	20.2
Professional services and training	2,109	2,372	(263)	(11.1)
Total service	9,453	8,482	971	11.4
Total revenue	$22,413	$23,119	$(706)	(3.1)

Total revenue decreased $0.7 million, or 3.1%, from the three months ended March 31, 2012 to March 31, 2013.

Product revenue decreased $1.7 million, or 11.5%. Device revenue decreased $0.4 million, or 4.0%, and software revenue decreased $1.3 million, or 29.6%. The decrease in device revenue, which related entirely to our Voice Communication solution, was driven primarily by a decrease in unit sales of badges and related accessories from new customers making initial purchases, existing customers expanding deployments within their facilities to new departments and users, and customers replacing badges. The list prices for our products did not change substantially from 2012. The decrease in software revenue was mainly a result of a decrease in sales of Voice Communication software licenses, primarily to existing customers to support enterprise expansions. We believe that our revenue for the three months ended March 31, 2013 was adversely affected by certain macro conditions affecting the U.S. healthcare industry. In particular, sales to U.S. federal government customers were adversely affected by the budget sequestration in the first quarter of 2013 and sales to commercial hospitals were adversely affected by these hospitals seeking to reduce costs due to declining utilization and reduced reimbursement rates under the healthcare reform act. In addition we had inconsistent performance across U.S sales regions, resulting in delays in closing certain anticipated expansion orders.

Service revenue increased $1.0 million, or 11.4% from the three months ended March 31, 2012 to March 31, 2013. Software maintenance and support revenue increased $1.2 million, or 20.2%, and professional services and training revenue decreased $0.3 million, or 11.1%. The increase in software maintenance and support revenue was primarily a result of a larger customer base increasing software maintenance revenue by $0.7 million and an increase in extended warranty revenue of $0.5 million. The decrease in professional services and training revenue is due to a decrease in the number of new deployments and expansions of our Voice Communication solution at established customers, which more than offset the initiation of a large number of new customer contracts.

Cost of revenue:

	Three months ended March 31,
	2013	2012	Change
	Amount	Amount	Amount	%
Cost of revenue
Product	$4,610	$5,429	$(819)	(15.1)%
Service	4,084	3,569	515	14.4
Total cost of revenue	$8,694	$8,998	$(304)	(3.4)

Gross margin
Product	64.4%	62.9%	1.5%
Service	56.8	57.9	(1.1)
Total gross margin	61.2	61.1	0.1

Cost of product revenue decreased $0.8 million, or 15.1%, from the three months ended March 31, 2012 to March 31, 2013. The decrease in cost of product revenue was primarily due to lower unit shipments. Product gross margin as a percentage of revenue increased in the 2013 period compared to the corresponding period in 2012 due to lower manufacturing costs for the B3000 badge. We do not expect the cost to manufacture the B3000 to decline substantially throughout the remainder of 2013.

Cost of service revenue increased $0.5 million, or 14.4%, from the three months ended March 31, 2012 to March 31, 2013. This increase was primarily due to a $0.3 million increase in employee wages and other personnel costs in our services organization to support growth in customer deployments and technical support. Headcount increased from 74 as of March 31, 2012 to 83 as of March 31, 2013.

Operating expenses:

	Three months ended March 31,
	2013	2012	Change
	Amount	Amount	Amount	%
Operating expenses:
Research and development	$3,614	$2,511	$1,103	43.9%
Sales and marketing	10,232	7,530	2,702	35.9
General and administrative	3,298	3,087	211	6.8
Total operating expenses	$17,144	$13,128	$4,016	30.6

Research and development expense. Research and development expense increased $1.1 million, or 43.9%, from the three months ended March 31, 2012 to March 31, 2013. This increase was primarily due to a $0.6 million increase in personnel costs and other expenses associated with an increase in headcount from 50 to 59, a $0.1 million increase due to additional external resources for R&D projects, a $0.1 million increase in non-recurring engineering for R&D projects, and a $0.2 million increase in stock-based compensation.

Sales and marketing expense. Sales and marketing expense increased $2.7 million, or 35.9%, from the three months ended March 31, 2012 to March 31, 2013. This increase was primarily due to a $1.3 million increase in employee wages with an increase in headcount from 116 to 145, $0.5 million due to additional travel costs as our sales force becomes more mobile, $0.5 million increase in stock-based compensation, $0.2 million in marketing expenses and $0.1 million increase in outside services.

General and administrative expense. General and administrative expense increased $0.2 million, or 6.8%, from the three months ended March 31, 2012 to March 31, 2013. This increase was due to a $0.5 million increase in stock compensation offset by a decrease of $0.2 million due to audit fees and external recruiting fees.

Other income (expense):

	Three months ended March 31,
(in thousands)	2013	2012	Change
Interest income	$24	$12	$12
Interest expense	—	(71)	71
Other expense, net	(47)	(1,597)	1,550
Interest income. Interest income increased from the three months ended March 31, 2012 to March 31, 2013 due to higher cash balances.

Interest expense. We did not incur any interest expense in the three months ended March 31, 2013 as we paid down all outstanding debt after completing our initial public offering in 2012.

Other expense, net. The $1.6 million of other expense for the three months ended March 31, 2012 was due primarily to $1.7 million of non-cash interest expense related to outstanding convertible preferred stock warrants. The warrants were converted to common stock in 2012 when we completed our initial public offering.

Liquidity and capital resources
As of March 31, 2013, we had cash and cash equivalents and short-term investments of $126.4 million and no debt borrowings.
On April 2, 2012, we completed our initial public offering in which we and existing stockholders sold 6,727,500 shares of common stock at $16.00 per share, before underwriting discounts and commissions. We sold 5,000,000 shares and existing stockholders sold an aggregate of 1,727,500 shares, including 877,500 shares as a result of the underwriters' exercise of their over-allotment option. We recorded proceeds of $70.5 million for the IPO, net of offering expenses and underwriters' discounts and commissions. We did not receive any proceeds from the sale of shares by existing stockholders in our initial public offering.
On September 12, 2012, we completed a follow-on public offering in which we and existing shareholders sold 5,548,750 shares of common stock at $28.75 per share, before underwriting discounts and commissions. We sold 1,337,500 shares and existing stockholders sold an aggregate of 4,211,250 shares, including an aggregate of 723,750 shares as a result of the underwriters' exercise of their over-allotment option. We recorded proceeds of approximately $36.0 million, net of offering expenses and underwriters' discounts and commissions. We did not receive any proceeds from the sale of shares by existing stockholders in our follow-on public offering.
On April 3, 2012, we paid in full the outstanding amount under the revolving line of credit. We allowed the line of credit to expire in April 2012.
We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months.

	Three months ended March 31,
(in thousands)	2013	2012
Consolidated Statements of Cash Flow Data:
Net cash (used in) provided by operating activities	$(2,186)	$268
Net cash provided by (used in) investing activities	23,469	(545)
Net cash provided by (used in) financing activities	2,603	(468)
Net increase (decrease) in cash and cash equivalents	$23,886	$(745)
Operating activities
Cash used in operating activities was $2.2 million for the three months ended March 31, 2013, due to net loss of $3.5 million, partly offset by exclusion of non-cash items such as depreciation and amortization of $0.5 million for property and equipment and acquired intangible assets and stock-based compensation of $1.7 million. The $6.8 million reduction in accounts receivable was the only significant operating cash inflow, attributable to collections on prior periods' invoices exceeding current periods' billings. This was offset by cash outflows due to a $2.7 million net reduction in accrued bonuses, reflecting year-end bonus payouts and a $1.1 million net reduction in accrued liabilities for ESPP contributions withheld, a $1.8 million increase in inventory due to an $0.8 million finished goods increase in B2000 and B3000 badges as well as an end-of-life memory chip purchase of $0.7 million, a $1.2 million decrease in deferred revenues and a $0.9 million increase in prepaid expense, mainly for insurance and taxes.
Cash provided by operating activities was $0.3 million for the three months ended March 31, 2012, after the exclusion from the net loss of $0.8 million of non-cash items such as the mark to market valuation of the preferred stock warrants of $1.7 million, depreciation and amortization of $0.6 million for property and equipment and acquired intangible assets and stock-based compensation of $0.3 million. These items offset an increase in deferred revenue of $1.0 million, a decrease in accounts payable of $1.9 million due to a pay down of vendor balances from the year end, and a decrease in other assets and liabilities of $0.5 million.
Investing activities
Cash provided by investing activities was $23.5 million for the three months ended March 31, 2013, due to $25.0 million of short-term investment maturities, partly offset by $1.5 million for the purchase of property and equipment and leasehold improvements. The fixed asset purchases included $0.7 million for our ERP implementation project and $0.4 million for our headquarters building expansion.
Cash used in investing activities of $0.5 million for the three months ended March 31, 2012 was due to the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $2.6 million for the three months ended March 31, 2013, primarily attributable to $1.6 million from our initial ESPP purchase, as well as $0.4 million from stock option exercises, a $0.3 million reclass of excess tax benefits from stock-based compensation from operating cash flow, $0.2 million from cash exercise of common stock warrants and $0.1 million of cash from lease-related performance obligations.
Cash used in financing activities was $0.5 million for the three months ended March 31, 2012, which was primarily attributable to a $0.5 million decrease in debt due to principal payments being made and $0.3 million of expenses incurred as part of our initial public offering, offset by $0.3 million of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements
During the three months ended March 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. To achieve this objective, historically we have invested in money market funds. With the proceeds from our two public offerings in 2012, we have invested in a broader portfolio of high credit quality short-term securities. To minimize the exposure due to an adverse shift in interest rates, we maintain an average portfolio duration of one year or less.

For the initial operation of our portfolio, for the six months ended December 31, 2012 we earned $145,000 of interest income on our cash equivalents and short-term investments, averaging approximately an annual pretax return of 0.3%. Therefore, in the future, if similar invested balances prevailed, a decline in market interest rates from 0.3% to zero would reduce our annual interest income by approximately $0.3 million.
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
As of March 31, 2013 we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
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

Risks related to our business and industry

We have incurred significant losses in the past, and may experience losses in the future. As a result, our business may be harmed and our stock price could decline.

Although we reported net income for the year ended December 31, 2012, we have incurred significant losses in the past and reported a net loss of $3.5 million for the three months ended March 31, 2013. As of March 31, 2013, we had an accumulated deficit of $57.5 million. We expect our expenses to increase due to the hiring of additional personnel and the additional operational and reporting costs associated with being a public company. If we cannot return to profitability in 2013, our business may be harmed and our stock price could further decline.

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

To date, substantially all of our revenue has been derived from sales of our Voice Communication solution to the healthcare market and, in particular, hospitals. Any decrease in revenue from sales of our Voice Communication solution would harm our business. Sales of our Voice Communication solution to the healthcare market accounted for 91% and 92% of our revenue for the three months ended March 31, 2013 and the year ended 2012, respectively. In addition, we obtained a significant portion of these sales from existing hospital customers. We anticipate that sales of our Voice Communication solution will represent a significant portion of our revenue for the foreseeable future. While we are evaluating new solutions for non-healthcare markets, we may not be successful in applying our technology in all of these markets. In any event, we do not anticipate that sales of our Voice Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

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

Even if hospital personnel determine that our Voice Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints, ever increasing demands from a growing number of patients and impediments to obtaining reimbursements for their service. In addition, hospitals, including both governmental and non-governmental customers, are experiencing budgeting issues due to the ongoing effects of and uncertainty around the U.S. government sequestration and debt ceiling issues, and as a consequence, we may continue to experience a slowdown and deferral of orders for our Voice Communication solution that could negatively impact our sales. We believe hospitals are currently allocating funds for capital and infrastructure improvements to benefit from recently enacted electronic medical records incentives, which may impact their ability to purchase and deploy our solution. We might not be able to sustain or increase our revenue from sales of our Voice Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

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

If our business does not grow as we expect, or we are not able to manage our growth effectively, our operating results will suffer.

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

Our primary focus has been on selling our communications solutions to the healthcare market, with other markets addressed only opportunistically.  We recently created our Mobility Business Unit for sales efforts to customers outside the healthcare market, and it will initially focus on customers in selected industries.  We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. Our Voice Communication solution has been deployed in over 200 customers in non-healthcare markets, including hospitality, retail and libraries. Total revenue from non-healthcare customers accounted for 3% of our revenue in the three months ended March 31, 2013 and 3% of our revenue in the year ended 2012, respectively. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if our solutions are adopted more slowly than we anticipate, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements, or that sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our Voice Communication solution. Our B3000 badge, introduced in late 2011, has reduced demand for our existing B2000 badges, and we must therefore successfully manage the transition from existing badges, avoid excessive inventory levels and ensure that sufficient supplies of new badges can be delivered to meet customer demand. We also may incur substantial costs or delays in the manufacture of the B3000 badge and any additional new products or models as we seek to optimize production methods and processes at our contract manufacturer. In addition, we expect that we will at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

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

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 32.8% and 26.0% of our revenue for the three months ended March 31, 2013 and the year ended 2012, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

The failure of our equipment lease customers to pay us under leasing agreements with them that we do not sell to third party lease finance companies could harm our revenue and operating results.

In 2012 we began offering our badges and related hardware accessories to our customers through multi-year equipment lease agreements. For a sale, we recognize product-related revenue at the net present value of the lease payment stream once our obligations related to such sale have been met. We plan to sell the bulk of these leases, including the related accounts receivables, to third party lease finance companies on a non-recourse basis. We will have to retain unsold leases in-house, which will expose us to the creditworthiness of such equipment lease customers over the lease term. For the leases that we retain in-house, our ability to collect payments from a customer or to recognize revenue for the sale could be impaired if the customer fails to meet its obligations to us such as in the case of its bankruptcy filing or deterioration in its financial position, or has other creditworthiness issues, any of which could harm our revenue and operating results.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the three months ended March 31, 2013 and the year ended 2012, we obtained 11.4% and 10.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own approximately 43% of our common stock outstanding as of March 31, 2013. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders, including you, oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

Our management has broad discretion over the use of proceeds from our public offerings and might not apply the proceeds of our public offerings in ways that increase the value of your investment in our company.
Our management has broad discretion to use the net proceeds to us from our initial public offering and our secondary public offering, and you are relying on the judgment of our management regarding the application of these proceeds, without the opportunity to assess whether the proceeds are being used appropriately. The failure of our management to apply the $70.5 million net proceeds of our initial public offering and the $36.0 million net proceeds from our secondary public offering effectively could harm our business, financial condition and operating results, and may not increase the value of your investment in our company. Largely as a result of these public offerings, we had $126.4 million invested in cash, cash equivalents, and short-term investments as of March 31, 2013. We have not allocated these net proceeds for specific purposes other than allocating a portion of the proceeds from our initial public offering to the repayment in full of outstanding borrowings under our credit facility, which we repaid in April 2012. We intend to use the net proceeds from our public offerings for general corporate and working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies or assets, but at this time, we have no current understandings, agreements or commitments to do so. Our management might not be able to yield a significant return or any return on any investment of these net proceeds.

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
None.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1- January 31, 2013	763	$2.16	—	—
February 1- February 28, 2013	729	2.16	—	—
March 1- March 31, 2013	0	—	—	—
Total	1,492	$2.16	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

VOCERA COMMUNICATIONS, INC.
Date: May 14, 2013	By:	/S/ Robert J. Zollars
Robert J. Zollars Chief Executive Officer
(Principal Executive Officer)
Date: May 14, 2013	By:	/S/ William R. Zerella
William R. Zerella Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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