Form 10-Q
period 2013-06-30
VOCERA COMMUNICATIONS, INC.
filed 2013-08-13
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common Stock, $0.0003 par value per share	24,721,049

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$40,739	$92,521
Short-term investments	84,532	34,989
Accounts receivable, net of allowance of $3 and $0 at June 30, 2013 and December 31, 2012, respectively	19,093	21,697
Other receivables	439	550
Inventories	4,213	2,772
Prepaid expenses and other current assets	3,277	2,808
Total current assets	152,293	155,337
Property and equipment, net	5,560	3,631
Intangible assets, net	1,907	2,267
Goodwill	5,575	5,575
Other long-term assets	709	495
Total assets	$166,044	$167,305
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,181	$2,854
Accrued payroll and other current liabilities	8,490	11,754
Deferred revenue, current	23,491	22,451
Total current liabilities	35,162	37,059
Deferred revenue, long-term	5,569	5,882
Other long-term liabilities	1,640	1,239
Total liabilities	42,371	44,180
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of June 30, 2013 and December 31, 2012; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 24,715,261 and 24,229,356 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	183,242	177,081
Accumulated other comprehensive income	(87)	5
Accumulated deficit	(59,489)	(53,968)
Total stockholders’ equity	123,673	123,125
Total liabilities and stockholders’ equity	$166,044	$167,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Product	$15,340	$16,155	$28,300	$30,792
Service	9,956	8,723	19,409	17,205
Total revenue	25,296	24,878	47,709	47,997
Cost of revenue
Product	5,336	5,472	9,946	10,901
Service	4,170	3,822	8,254	7,391
Total cost of revenue	9,506	9,294	18,200	18,292
Gross profit	15,790	15,584	29,509	29,705
Operating expenses
Research and development	3,418	2,694	7,032	5,205
Sales and marketing	10,679	8,002	20,911	15,532
General and administrative	3,629	3,617	6,927	6,704
Total operating expenses	17,726	14,313	34,870	27,441
(Loss) income from operations	(1,936)	1,271	(5,361)	2,264
Interest income	59	14	83	26
Interest expense and other finance charges	—	(3)	—	(74)
Other (expense) income, net	(84)	105	(131)	(1,492)
(Loss) income before income taxes	(1,961)	1,387	(5,409)	724
Provision for income taxes	(61)	(206)	(112)	(379)
Net (loss) income	(2,022)	1,181	(5,521)	345
Less: undistributed earnings attributable to participating securities	—	(1,078)	—	(345)
Net (loss) income attributable to common stockholders	$(2,022)	$103	$(5,521)	$—

Net (loss) income per share attributable to common stockholders
Basic and diluted	$(0.08)	$0.00	$(0.23)	$0.00
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	24,555	21,738	24,419	12,700
Diluted	24,555	24,520	24,419	15,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(2,022)	$1,181	$(5,521)	$345
Other comprehensive (loss) income, net:
Change in unrealized (loss) gain on investments, net	(88)	(191)	(92)	(191)
Comprehensive (loss) income	$(2,110)	$990	$(5,613)	$154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(5,521)	$345
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,111	1,278
Change in non-cash interest	(22)	(12)
Loss on disposal of property and equipment	—	3
Allowance for doubtful accounts	9	—
Inventory write-down	70	141
Stock-based compensation expense	3,720	1,278
Excess tax benefits from employee stock plans - operating	(82)	—
Change in fair value of warrant liability	—	1,631
Changes in operating assets and liabilities:
Accounts receivable	2,595	(2,141)
Other receivables	9	(591)
Inventories	(1,510)	290
Prepaid expenses and other assets	(683)	(1,546)
Accounts payable	132	(2,030)
Accrued and other liabilities	(3,108)	620
Deferred revenue	727	2,499
Net cash (used in) provided by operating activities	(2,553)	1,765
Cash flows from investing activities
Purchase of property and equipment	(2,642)	(909)
Purchase of short-term investments	(85,809)	(59,903)
Maturities of short-term investments	36,196	—
Net cash used in investing activities	(52,255)	(60,812)
Cash flows from financing activities
Cash from lease-related performance obligations	554	—
Principal payments on long-term borrowings	—	(8,333)
Proceeds from initial public offering, net of offering costs	—	72,221
Payment for repurchase of early exercised options	(3)	(6)
Excess tax benefits from employee stock plans - financing	82	—
Proceeds from issuance of common stock from the employee stock purchase plan	1,596	—
Proceeds from exercise of stock options	1,014	384
Tax withholdings paid on behalf of employees for net share settlement	(443)	—
Proceeds from exercise of common stock warrants	226	—
Net cash provided by financing activities	3,026	64,266
Net (decrease) increase in cash and cash equivalents	(51,782)	5,219
Cash and cash equivalents at beginning of period	92,521	14,898
Cash and cash equivalents at end of period	$40,739	$20,117

Supplemental disclosure of non-cash investing and financing activities:
Costs related to the initial public offering in accounts payable and accrued liabilities	$—	$202
Property and equipment in accounts payable and accrued liabilities	360	109

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
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd and Vocera Communications Australia Pty Ltd. in 2005, and Vocera Hand-Off Communications, Inc., Vocera Canada, Ltd. and ExperiaHealth, Inc. in 2010. In August 2013, we merged Vocera Hand-Off Communications, Inc. and ExperiaHealth, Inc. with and into our parent company, Vocera Communications, Inc.
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
Cash Equivalents and Short-term Investments
The Company’s cash equivalents and short-term investments consist of money market funds, commercial paper, U.S. government agency notes, U.S. Treasury notes. municipal debt and corporate debt. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date. Investments with an original purchase maturity of less than three months are classified as cash equivalents, all those with longer maturities are classified as short-term investments.
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
For the three months and six months ended June 30, 2013, the Company transferred $0.6 million and $0.8 million, respectively, of lease receivables with immaterial net gains in each period. For the three months and six months ended June 30, 2013, the Company recorded $0.4 million and $0.6 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of June 30, 2013, the Company recorded $0.9 million of net investment in sales-type leases, equivalent to the minimum lease payments less the unearned interest portion.
Recent Accounting Pronouncements
In July 2013, the FASB issued new guidance for the gross versus net presentation of unrecognized tax benefits. The FASB concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) or other tax credit carryforward when settlement in this manner is available under the tax law. The new guidance is effective for the Company's first quarter of 2014, applied prospectively. The Company has the option to apply the rule retrospectively and early adoption is permitted. Adoption of this standard is not expected to impact the financial position or results of operations of the Company.

2.	Fair value of financial instruments
The Company’s cash and cash equivalents and short-term investments are carried at their fair values, usually with immaterial differences from their amortized cost, due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the six months ended June 30, 2013 there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
The Company's money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value of the Company's Level 2 fixed income securities are obtained from independent pricing services, which may use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or other inputs corroborated by observable market data.
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2013 and December 31, 2012, are summarized as follows (in thousands):

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$8,410	$—	$—	$8,410	$45,040	$—	$—	$45,040
Commercial paper	—	5,384	—	5,384	—	32,487	—	32,487
U.S. government agency securities	—	11,188	—	11,188	—	10,001	—	10,001
U.S. Treasury securities	—	4,759	—	4,759	—	—	—	—
Municipal debt securities	—	4,793	—	4,793	—	—	—	—
Corporate debt securities	—	77,425	—	77,425	—	—	—	—
Total assets measured at fair value	$8,410	$103,549	$—	$111,959	$45,040	$42,488	$—	$87,528
The Company had no liabilities as of June 30, 2013 and December 31, 2012 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$13,312	$—	$—	$13,312
Money market funds	8,410	—	—	8,410
Commercial paper	3,250	—	—	3,250
U.S. government agency securities	4,749	—	—	4,749
Corporate debt securities	11,017	2	(1)	11,018
Total cash and cash equivalents	40,738	2	(1)	40,739

Short-Term Investments:
Commercial paper	2,134	—	—	2,134
U.S. government agency securities	6,446	—	(6)	6,440
U.S. Treasury securities	4,762	—	(3)	4,759
Municipal debt securities	4,802	—	(10)	4,792
Corporate debt securities	66,476	1	(70)	66,407
Total short-term investments	84,620	1	(89)	84,532
Total cash, cash equivalents and short-term investments	$125,358	$3	$(90)	$125,271
The company has determined that the unrealized losses on cash equivalents and short-term investments at June 30, 2013 do not constitute an "other than temporary impairment."

	As of December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$39,982	$—	$—	$39,982
Money market funds	45,040	—	—	45,040
Commercial paper	7,498	1	—	7,499
Total cash and cash equivalents	92,520	1	—	92,521
Short-Term Investments:
Commercial paper	24,987	1	—	24,988
U.S. government agency securities	9,998	3	—	10,001
Total short-term investments	34,985	4	—	34,989
Total cash, cash equivalents and short-term investments	$127,505	$5	$—	$127,510
The tables above exclude restricted cash, primarily held in certificates of deposit, of $0.3 million as of June 30, 2013 and December 31, 2012 which is classified in prepaids and other current assets on the balance sheet.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of June 30, 2013
Cash and cash equivalents (1)	$40,739	$—	$40,739
Short-term investments	57,463	27,069	84,532
Cash, cash equivalents and short-term investments	$98,202	$27,069	$125,271

Balances as of December 31, 2012
Cash and cash equivalents (1)	$92,521	$—	$92,521
Short-term investments	34,989	—	34,989
Cash, cash equivalents and short-term investments	$127,510	$—	$127,510

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

4.	Net (loss) income per share
Basic and diluted net (loss) income per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the completion of the Company's IPO in April 2012, holders of Series A through Series F convertible preferred stock were each entitled to receive non-cumulative dividends at the annual rate of 8% per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a dividend were to be paid on common stock, the holders of convertible preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the convertible preferred stock did not have a contractual obligation to share the losses of the Company. The Company considered its convertible preferred stock as participating securities. Additionally, the Company considers shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities as the holders of these shares have a non-forfeitable right to dividends. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net (loss) income per common share.
Under the two-class method, net (loss) income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net (loss) income less income attributable to participating securities between common stock and participating securities. In computing net (loss) income attributable to common stockholders for calculation of diluted net (loss) income per share, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net (loss) income per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. Diluted net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders for calculation of diluted net (loss) income per share by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(2,022)	$1,181	$(5,521)	$345
Less: undistributed earnings attributable to participating securities	—	(1,078)	—	(345)
Net (loss) income attributable to common stockholders	$(2,022)	$103	$(5,521)	$—

Denominator:
Weighted-average shares used to compute net (loss) income per common share - basic	24,555	21,738	24,419	12,700
Effect of potentially dilutive securities:
Employee stock options and restricted stock units	—	2,698	—	2,622
Stock warrants	—	84	—	99
Weighted average shares used to compute diluted income (loss) per common share	24,555	24,520	24,419	15,421

Net (loss) income per share attributable to common stockholders
Basic and diluted	$(0.08)	$0.00	$(0.23)	$0.00
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Options to purchase common stock	3,379	127	3,313	306
Common stock subject to repurchase	29	—	32	—
Warrants to purchase common stock	44	—	44	—
Restricted stock units	581	80	511	40
Restricted stock awards	12	—	12	—

5.	Goodwill and intangible assets
Goodwill
As of June 30, 2013 and December 31, 2012, the Company had $5.6 million of goodwill acquired. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the annual required test of impairment of goodwill as of September 30, 2012, using the qualitative approach (or "Step Zero") as permitted by FASB's rules for goodwill impairment testing. The Company’s annual impairment test did not indicate impairment at any of its reporting units. No impairment was recorded in 2012.
Triggering event for impairment analysis
During the three months ended June 30, 2013, the Company experienced a 37% one-day decrease in share price following an earnings announcement on May 2, 2013 of below-guidance results for the first quarter of 2013 and reduced forward guidance for fiscal year 2013, which was considered a triggering event for further inquiry for both goodwill and the acquired intangibles. A "Step Zero" impairment assessment for goodwill and intangible assets was performed as part of this analysis. As of June 30, 2013, however, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
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

		June 30, 2013			December 31, 2012
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9	$2,350	$1,284	$1,066	$2,350	$1,117	$1,233
Developed technology	6	1,880	1,080	800	1,880	896	984
Trademarks	7	70	37	33	70	30	40
Non-compete agreements	2	70	62	8	70	60	10
Intangible assets		$4,370	$2,463	$1,907	$4,370	$2,103	$2,267
Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Amortization expense was $0.4 million and $0.4 million for the six months ended June 30, 2013 and June 30, 2012, respectively.
Amortization of acquired intangible assets is reflected in cost of revenue and operating expenses. The estimated future amortization of existing acquired intangible assets as of June 30, 2013 was as follows:

(in thousands)	Future amortization
2013 (remaining six months)	$367
2014	567
2015	389
2016	258
2017	156
Thereafter	170
Future amortization expense	$1,907

6.	Balance Sheet Components
Inventories

(in thousands)	June 30, 2013	December 31, 2012
Raw materials	$698	$23
Finished goods	3,515	2,749
Total inventories	$4,213	$2,772

Property and equipment, net

(in thousands)	June 30, 2013	December 31, 2012
Computer equipment and software	$4,583	$4,127
Furniture, fixtures and equipment	923	886
Leasehold improvements	2,108	1,654
Manufacturing tools and equipment	2,882	2,710
Construction in process	2,661	1,100
Property and equipment, at cost	13,157	10,477
Less: Accumulated depreciation	(7,597)	(6,846)
Property and equipment, net	$5,560	$3,631
Depreciation and amortization expense was $0.4 million and $0.5 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Depreciation and amortization expense was $0.8 million and $0.8 million for the six months ended June 30, 2013 and June 30, 2012, respectively.
Accrued payroll and other current liabilities

(in thousands)	June 30, 2013	December 31, 2012
Payroll and related expenses	$4,686	$7,845
Accrued payables	1,651	1,823
Deferred rent, current portion	571	591
Lease financing, current portion	390	213
Product warranty	202	297
Exercise of unvested stock options	134	198
Customer prepayments	150	115
Sales and use tax payable	431	387
Federal and state income taxes payable	156	123
Other	119	162
Total accrued payroll and other current liabilities	$8,490	$11,754
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
The changes in the Company's product warranty reserve are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Balance at the beginning of the period	$207	$1,229	$297	$983
Warranty expense accrued for shipments in period	100	268	174	622
Changes in liability related to pre-existing warranties	178	(427)	227	(278)
Warranty settlements made	(283)	(294)	(496)	(551)
Balance at the end of the period	$202	$776	$202	$776

7.	Commitments and contingencies
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
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third party manufacturer that have been purchased by them based on confirmed orders from the Company. As of June 30, 2013 and December 31, 2012, approximately $4.5 million and $4.1 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between April 2014 and April 2017. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.5 million and $0.5 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Facilities rent expense was $1.0 million and $0.9 million for the six months ended June 30, 2013 and June 30, 2012, respectively.
Future minimum lease payments at June 30, 2013 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2013 (remaining six months)	$791
2014	1,536
2015	1,476
2016	436
2017	28
Total minimum lease payments	$4,267

8.	Stock-based Compensation and Awards
Equity Incentive Plans
The Company has three equity incentive plans: the 2000 Stock Option Plan (the "2000 Plan"), the 2006 Stock Option Plan (the "2006 Plan") and the 2012 Stock Option Plan (the "2012 Plan"). On March 26, 2012, all shares that were reserved under the 2006 Plan but not subject to outstanding awards became available for grant under the 2012 Plan. No additional shares will be issued under the 2006 Plan. The 2000 Plan terminated in March 2010 and no additional shares will be issued under this plan. All options currently outstanding under the 2000 Plan and the 2006 Plan continue to be governed by the terms and conditions of those plans. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and stock bonuses. The ISOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. As of June 30, 2013, there were 664,353 shares which remained available for future issuance of options, RSUs or other grant types under the 2012 Plan.
Early Exercise of Stock Options
The Company typically allows employees to exercise options granted under the 2000 and 2006 Plans prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 6, "Accrued payroll and other current liabilities") and reclassified to common stock as the Company’s repurchase right lapses. As of June 30, 2013 and December 31, 2012, 28,896 and 48,260 shares held by employees were subject to repurchase at an aggregate price of $0.1 million and $0.2 million, respectively.

Cash exercise of common stock warrants
During the six months ended June 30, 2013 holders of common stock warrants exercised 34,142 shares for cash proceeds of $0.2 million. There were no cash exercises in the prior year period.
Stock Option Activity
A summary of the stock option activity for the six months ended June 30, 2013 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2012	3,187,559	$7.51	6.8	$56,362
Shares added to the plan
Options granted	440,266	17.59
Options exercised	(292,974)	3.11
Options canceled	(55,374)	13.70
Options expired	(1,672)	12.00
Early exercised options repurchased and added back to the pool	—
Outstanding at June 30, 2013	3,277,805	$9.15	6.9	$24,128
At June 30, 2013, there was $8.7 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.7 years. The Company did not grant non-employee options in either of the six months ended June 30, 2013 or 2012.
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
The following assumptions were used for each respective period for employee stock options:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Expected Term (in years)	5.38	5.48	5.38 - 5.43	5.48 - 5.60
Volatility	46.7%	48.7%	46.7% - 48.1%	47.9% - 48.7%
Risk-free interest rate	1.11%	0.78%	0.81% - 1.11%	0.78% - 1.03%
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, except for the first offering period which was for eleven months. Additionally, in April 2013, the Company's compensation committee determined the next offering period under the ESPP, which will commence on August 15, 2013, will last for a duration of three months (expiring on November 14, 2013) and, following the expiration of such offering period, offering periods thereafter will commence on November 15, 2013, and May 15, 2014 and so on, each consisting of a single six-month purchase period.
At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. On the initial purchase date, during the six months ended June 30, 2013, employees purchased 115,784 shares of common stock at an average exercise price of $13.79. As of June 30, 2013, there were 293,175 shares which remained available for future issuance under the ESPP.

The following assumptions were used for each respective period for the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Expected Term (in years)	0.50	0.88	0.50	0.88
Volatility	33.3%	50.8%	33.3%	50.8%
Risk-free interest rate	0.13%	0.18%	0.13%	0.18%
Dividend yield	0%	0%	0%	0%
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
A summary of restricted stock and RSU activity for the six months ended June 30, 2013 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2012	24,152	$12.42	373,908	$25.34
Granted	—	—	310,003	18.06
Vested	(12,076)	12.42	(73,903)	15.52
Forfeited	—	—	(28,520)	23.55
Outstanding at June 30, 2013	12,076	$12.42	581,488	$21.64
At June 30, 2013, there was $0.1 million of unrecognized net compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 0.6 years. At June 30, 2013, there was $10.6 million of unrecognized net compensation cost related to RSUs which is expected to be recognized over a weighted-average period of 2.3 years.
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
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Cost of revenue	$214	$85	$435	$106
Research and development	228	111	437	136
Sales and marketing	726	205	1,306	270
General and administrative	848	532	1,542	766
Total stock-based compensation	$2,016	$933	$3,720	$1,278

9.	Segments
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
The following table presents a summary of the operating segments:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue
Product	$15,340	$16,155	$28,300	$30,792
Service	9,956	8,723	19,409	17,205
Total revenue	25,296	24,878	47,709	47,997

Cost of Revenue
Product	5,336	5,472	9,946	10,901
Service	4,170	3,822	8,254	7,391
Total cost of revenue	9,506	9,294	18,200	18,292

Gross profit
Product	10,004	10,683	18,354	19,891
Service	5,786	4,901	11,155	9,814
Total gross profit	15,790	15,584	29,509	29,705

Operating expenses	17,726	14,313	34,870	27,441
Interest (expense) income, net and other	(25)	116	(48)	(1,540)
(Loss) income before income taxes	$(1,961)	$1,387	$(5,409)	$724

10.	Income Taxes
Income tax expense was $112,000 and $379,000 for the six months ended June 30, 2013 and 2012, respectively. Income tax expense was $61,000 and $206,000 for the three months ended June 30, 2013 and 2012. The tax expense in both periods in 2013 as well as in 2012 was primarily due to state income taxes and foreign taxes related to our international operations. The Company is forecasting an annual effective tax rate of a negative 2.07% for the six months ended June 30, 2013, as compared to 52.35% for the six months ended June 30, 2012. This change is primarily due to state and foreign tax expense on a consolidated pre-tax  loss in 2013, as opposed to consolidated pre-tax income in 2012.
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
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in past years and the $5.5 million net loss for the six months ended June 30, 2013, the Company believes that it is not more likely than not that its deferred tax assets can be realized as of June 30, 2013.

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
As of June 30, 2013, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2012.

11.	Subsequent event
Alleged Class Action
On August 1, 2013, an alleged class action entitled Michael Brado v. Vocera Communications Inc., et al. was filed in the United States District Court for the Northern District of California, against the Company and certain of its officers, its board of directors, a former director and the underwriters for the Company's initial public offering. The suit purports to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 for allegedly misleading statements in the registration statement for the Company's initial public offering and in subsequent communications regarding its business and financial results. The suit is purportedly brought on behalf of purchasers of the Company's securities between March 28, 2012 and May 3, 2013, and seeks compensatory damages, fees and costs. The defendants have not yet responded to the complaint in this matter.
Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flow. The Company has not established any reserve for any potential liability relating to this lawsuit.

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
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We have very low customer revenue concentrations. Our largest end-customers represented 1.4% and 2.7% of revenue for the six months ended June 30, 2013 and the year ended 2012, respectively. While we have international customers in other English speaking countries such as Canada, the United Kingdom and Australia, most of our customers are located in the United States. International customers represented 10.5% and 10.7% of our revenue in the six months ended June 30, 2013 and the year ended 2012, respectively. We are developing plans to expand our presence in other English speaking markets and enter non-English speaking markets.

To date, substantially all of our revenue has been derived from sales of our Voice Communication solution, including product maintenance and related services. Revenue declined 0.6% from $48.0 million for the six months ended June 30, 2012 to $47.7 million for the six months ended June 30, 2013. Revenue increased 1.7% from $24.9 million for the three months ended June 30, 2012 to $25.3 million for the three months ended June 30, 2013. For the six months ended June 30, 2013, we recorded a net loss of $5.5 million.

We believe uncertainty surrounding healthcare reform and adverse inpatient volume trends industry-wide affect all our healthcare customers, both government and non-government, resulting in budgetary pressures and conservative spending by hospitals. U.S Government budget sequestration has also limited hospital spending. We further believe the primary impact this is having on our business is elongating the sales cycle. Any increase in hospital spending remains under strict scrutiny, resulting in continuation of the extended sales cycle we experienced during the first quarter of 2013.

We had strong bookings growth in the second quarter of 2013, but we believe a growing portion of these bookings will not convert into revenue in the second half of 2013 and instead will accumulate in either our backlog or deferred revenue. Certain factors account for this expectation regarding our bookings in the six months ended June 30, 2013, as follows:

•
Contracts for our Good to Go patient discharge solution are subscription-based, Software-as-a-Service (“SaaS”) arrangements, and the associated revenue is recognized ratably over time. Additionally, some of our messaging arrangements are signed under subscription models, which also result in ratable revenue recognition.

•
With two consecutive quarters of strong new customer bookings growth, we expect new customer bookings to comprise a higher percentage of our overall bookings in 2013 than in 2012. New customer contracts typically take longer to convert to revenue than those for upgrades or expansions by existing customers, which are normally converted to revenue in the same period that the order is booked.

•
Our recently introduced evergreen leasing program is accounted for in a slightly different way than a straight sale, with approximately 50% of order value recognized as revenue upon shipment and the balance recognized as revenue in future quarters. We expect leasing activity as a percentage of total new contract to continue to increase.

While each one of these factors by themselves may not be significant in a given quarter, combined they can extend the duration of time that our new bookings take to convert to revenue. While a majority of the bookings we signed in the first half will translate into revenue in the second half of 2013, we expect the remainder of the first half bookings will be affected by these factors and will instead benefit our business by strengthening our backlog and deferred revenue levels, improving our long term revenue visibility going into 2014.
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

•
Other (expense) income, net. Other (expense) income, net consisted primarily of a stipend for market research regarding the industry in which our company operates that we provided to a market research firm and the change in the fair value of our convertible preferred stock warrants. Our convertible preferred stock warrants were classified as liabilities and, as such, were marked-to-market at each balance sheet date with the corresponding gain or loss from the adjustment recorded as other (expense) income, net. Upon the consummation of the initial public offering, on April 2, 2012, these warrants converted into warrants to purchase common stock and are no longer marked-to-market. Other (expense) income, net also includes any foreign exchange gains and losses.

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
At June 30, 2013, we had a valuation allowance against our deferred tax assets. While we generated pretax profit in 2012, our management believes it is appropriate to obtain confirmatory evidence that our results of operations will sustain this profitability in 2013, before reversing a portion of the valuation allowance to earnings.
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

	Three months ended June 30,				Six months ended June 30,
Consolidated statement of operations data:	2013		2012		2013		2012
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$15,340	60.6%	$16,155	64.9%	$28,300	59.3%	$30,792	64.2%
Service	9,956	39.4	8,723	35.1	19,409	40.7	17,205	35.8
Total revenue	25,296	100.0	24,878	100.0	47,709	100.0	47,997	100.0
Cost of revenues
Product	5,336	21.1	5,472	22.0	9,946	20.8	10,901	22.7
Service	4,170	16.5	3,822	15.4	8,254	17.3	7,391	15.4
Total cost of revenues	9,506	37.6	9,294	37.4	18,200	38.1	18,292	38.1
Gross profit	15,790	62.4	15,584	62.6	29,509	61.9	29,705	61.9
Operating expenses:
Research and development	3,418	13.5	2,694	10.8	7,032	14.7	5,205	10.8
Sales and marketing	10,679	42.2	8,002	32.2	20,911	43.8	15,532	32.4
General and administrative	3,629	14.3	3,617	14.5	6,927	14.5	6,704	14.0
Total operating expenses	17,726	70.1	14,313	57.5	34,870	73.1	27,441	57.2
(Loss) income from operations	(1,936)	(7.7)	1,271	5.1	(5,361)	(11.2)	2,264	4.7
Interest income	59	0.2	14	0.1	83	0.2	26	0.1
Interest expense	—	—	(3)	—	—	—	(74)	(0.2)
Other (expense) income, net	(84)	(0.3)	105	0.4	(131)	(0.3)	(1,492)	(3.1)
(Loss) income before income taxes	(1,961)	(7.8)	1,387	5.6	(5,409)	(11.3)	724	1.5
Provision for income taxes	(61)	(0.2)	(206)	(0.8)	(112)	(0.2)	(379)	(0.8)
Net (loss) income	$(2,022)	(8.0)%	$1,181	4.7%	$(5,521)	(11.6)%	$345	0.7%

Comparison of the three months and six months ended June 30, 2013 and 2012
Revenue:

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change		2013	2012	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Devices	$12,363	$12,309	$54	0.4%	$22,305	$22,662	$(357)	(1.6)%
Software	2,977	3,846	(869)	(22.6)	5,995	8,130	(2,135)	(26.3)
Total product	15,340	16,155	(815)	(5.0)	28,300	30,792	(2,492)	(8.1)

Service revenue
Maintenance and support	7,660	6,360	1,300	20.4	15,004	12,470	2,534	20.3
Professional services and training	2,296	2,363	(67)	(2.8)	4,405	4,735	(330)	(7.0)
Total service	9,956	8,723	1,233	14.1	19,409	17,205	2,204	12.8
Total revenue	$25,296	$24,878	$418	1.7	$47,709	$47,997	$(288)	(0.6)

Three months ended June 30, 2012 compared to three months ended June 30, 2013.
Total revenue increased $0.4 million, or 1.7%, from the three months ended June 30, 2012 to June 30, 2013.

Product revenue decreased $0.8 million, or 5.0%, from the three months ended June 30, 2012 to June 30, 2013. Device revenue increased $0.1 million, or 0.4%, and software revenue decreased $0.9 million, or 22.6% from the three months ended June 30, 2012 to June 30, 2013. The increase in device revenue, which related entirely to our Voice Communication solution, was driven primarily by an increase in unit sales of badges and related accessories from new customers making initial purchases, existing customers expanding deployments within their facilities to new departments and users, and customers replacing badges, offset by a lower average selling price due to a promotion in the three months ended June 30, 2013. The list prices for our products did not change substantially from 2012. The decrease in software revenue was mainly a result of a decrease in sales of Voice Communication software licenses, primarily to existing customers to support enterprise expansions.
We believe that our revenue for the three months ended June 30, 2013 was adversely affected by the uncertainty surrounding healthcare reform as well as negative admission trends industry-wide. These issues are affecting all our customers, both government and non-government, resulting in budgetary pressures and conservative spending by hospitals. The U.S Government budget sequestration has also limited hospital spending. We further believe the primary impact this is having on our business is elongating the sales cycle. Any increase in hospital spending remains under strict scrutiny, resulting in an extended sales cycle.
Service revenue increased $1.2 million, or 14.1%, from the three months ended June 30, 2012 to June 30, 2013. Software maintenance and support revenue increased $1.3 million, or 20.4%, and professional services and training revenue decreased $0.1 million, or 2.8% from the three months ended June 30, 2012 to June 30, 2013. The increase in software maintenance and support revenue was primarily a result of a larger customer base increasing software maintenance revenue by $0.8 million and an increase in extended warranty revenue of $0.5 million. The decrease in professional services and training revenue is due to a decrease in the number of deployments because of lower sales activity in prior quarters.
Six months ended June 30, 2012 compared to six months ended June 30, 2013.
Total revenue decreased $0.3 million, or 0.6%, from the six months ended June 30, 2012 to June 30, 2013.

Product revenue decreased $2.5 million, or 8.1%, from the six months ended June 30, 2012 to June 30, 2013. Device revenue decreased $0.4 million, or 1.6%, and software revenue decreased $2.1 million, or 26.3% from the six months ended June 30, 2012 to June 30, 2013. The decrease in device revenue, which related entirely to our Voice Communication solution, was driven primarily by lower average selling price due to a promotion in the three months ended June 30, 2013, as we had an increase in unit sales of badges and related accessories from new customers making initial purchases, existing customers expanding deployments within their facilities to new departments and users, and customers replacing badges. The decrease in software revenue was mainly a result of a decrease in sales of Voice Communication software licenses, primarily to existing customers to support enterprise expansions. We believe that our revenue for the six months ended June 30, 2013 was adversely affected by the macro conditions affecting the U.S. healthcare industry as described above.

Service revenue increased $2.2 million, or 12.8% from the six months ended June 30, 2012 to June 30, 2013. Software maintenance and support revenue increased $2.5 million, or 20.3%, and professional services and training revenue decreased $0.3 million, or 7.0% from the six months ended June 30, 2012 to June 30, 2013. The increase in software maintenance and support revenue was primarily a result of a larger customer base increasing software maintenance revenue by $1.5 million and an increase in extended warranty revenue of $1.0 million. Professional services and training revenue decreased due to a decrease in the number of new deployments and expansions of our Voice Communication solution at established customers, which offset the initiation of a large number of new customer contracts.

Cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change		2013	2012	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$5,336	$5,472	$(136)	(2.5)%	$9,946	$10,901	$(955)	(8.8)%
Service	4,170	3,822	348	9.1	8,254	7,391	863	11.7
Total cost of revenue	$9,506	$9,294	$212	2.3	$18,200	$18,292	$(92)	(0.5)

Gross margin
Product	65.2%	66.1%	(0.9)%		64.9%	64.6%	0.3%
Service	58.1	56.2	1.9		57.5	57.0	0.5
Total gross margin	62.4	62.6	(0.2)		61.9	61.9	0.0
Three months ended June 30, 2012 compared to three months ended June 30, 2013.
Cost of product revenue decreased $0.1 million, or 2.5%, from the three months ended June 30, 2012 to June 30, 2013. The cost of product revenue was essentially unchanged primarily due to a decrease in average cost of the B3000 badges offset by an increase in the number of units sold. Product gross margin as a percentage of revenue decreased in the 2013 period compared to the corresponding period in 2012, in part reflecting the special promotional pricing we offered on the B3000 badge during the three months ended June 30, 2013, in anticipation of the announced discontinuation of non-governmental sales of the B2000 badge. We do not expect the cost to manufacture the B3000 to decline substantially throughout the remainder of 2013.

Cost of service revenue increased $0.3 million, or 9.1%, from the three months ended June 30, 2012 to June 30, 2013. This increase was primarily due to a $0.3 million increase in employee wages and other personnel costs in our services organization to support growth in customer deployments and technical support. Services headcount increased from 79 to 85 between June 30, 2012 and June 30, 2013. Service gross margin as a percentage of revenue increased in the 2013 period compared to the corresponding period in 2012 due to better utilization of our services personnel.
Six months ended June 30, 2012 compared to six months ended June 30, 2013.
Cost of product revenue decreased $1.0 million, or 8.8%, from the six months ended June 30, 2012 to June 30, 2013. The cost of product revenue decreased primarily due to a decrease in average cost of the B3000 badges. Product gross margin as a percentage of revenue was essentially unchanged during the 2013 period compared to the corresponding period in 2012.

Cost of service revenue increased $0.9 million, or 11.7%, from the six months ended June 30, 2012 to June 30, 2013. This increase was primarily due to a $0.7 million increase in employee wages and other personnel costs in our services organization to support growth in customer deployments and technical support. Services headcount increased from 79 to 85 between June 30, 2012 and June 30, 2013. Extended warranty expenses increased $0.2 million due to increase in badges under the extended warranty program.

Operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change		2013	2012	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses:
Research and development	$3,418	$2,694	$724	26.9%	$7,032	$5,205	$1,827	35.1%
Sales and marketing	10,679	8,002	2,677	33.5	20,911	15,532	5,379	34.6
General and administrative	3,629	3,617	12	0.3	6,927	6,704	223	3.3
Total operating expenses	$17,726	$14,313	$3,413	23.8	$34,870	$27,441	$7,429	27.1

Three months ended June 30, 2012 compared to three months ended June 30, 2013.
Research and development expense. Research and development expense increased $0.7 million, or 26.9%, from the three months ended June 30, 2012 to June 30, 2013. This increase was primarily due to a $0.4 million increase in personnel costs and other expenses associated with an increase in headcount from 52 to 58 from June 30, 2012 to June 30, 2013, a $0.1 million increase in outside services/development due to additional external resources for R&D projects, and a $0.1 million increase in stock-based compensation.

Sales and marketing expense. Sales and marketing expense increased $2.7 million, or 33.5%, from the three months ended June 30, 2012 to June 30, 2013. This increase was primarily due to a $1.8 million increase in personnel and travel costs with an increase in headcount from 121 to 148 from June 30, 2012 to June 30, 2013, an increase of $0.5 million in stock-based compensation, and a $0.4 million increase in marketing expenses.

General and administrative expense. General and administrative expense did not change significantly from the three months ended June 30, 2012 to June 30, 2013. While the total expense did not change, there was an increase of $0.3 million in stock-based compensation and an increase of $0.2 million in outside services, offset by a decrease of $0.5 million in personnel costs due to lower bonus accruals.
Six months ended June 30, 2012 compared to six months ended June 30, 2013.
Research and development expense. Research and development expense increased $1.8 million, or 35.1%, from the six months ended June 30, 2012 to June 30, 2013. This increase was primarily due to a $1.0 million increase in personnel costs and other expenses associated with the aforementioned increase in headcount, a $0.4 million increase in outside services/development due to additional external resources for R&D projects, a $0.1 million increase in non-recurring engineering for R&D projects, and a $0.3 million increase in stock-based compensation.

Sales and marketing expense. Sales and marketing expense increased $5.4 million, or 34.6%, from the six months ended June 30, 2012 to June 30, 2013. This increase was primarily due to a $3.1 million increase in personnel costs associated with the aforementioned increase in headcount, an increase of $0.7 million due to additional travel costs related to the increase in headcount, an increase of $1.0 million in stock-based compensation, and an increase of $0.6 million in marketing expenses.

General and administrative expense. General and administrative expense increased $0.2 million, or 3.3%, from the six months ended June 30, 2012 to June 30, 2013. This increase was due primarily to an increase of $0.8 million in stock-based compensation offset by a decrease of $0.5 million in personnel costs due to lower bonus accruals.

Other (expense) income, net :

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Interest income	$59	$14	$45	$83	$26	$57
Interest expense	—	(3)	3	—	(74)	74
Other (expense) income, net	(84)	105	(189)	(131)	(1,492)	1,361

Three months ended June 30, 2012 compared to three months ended June 30, 2013.
Interest income. Interest income increased from the three months ended June 30, 2012 to June 30, 2013 due to interest earned from higher cash balances.

Interest expense. We did not incur any interest expense in the three months ended June, 2013 as we paid down all outstanding debt after completing our initial public offering in 2012.

Other (expense) income, net. Other (expense) income, net increased $0.2 million from a credit of $0.1 million in the three months ended June 30, 2012. The credit relates to the receipt of a $0.1 million stipend for market research we provided to a market research firm regarding the industry in which we operate. Other expense for the three months ended June 30, 2013 of $0.1 million is primarily due to foreign exchange losses incurred due to exchange rate fluctuations of the Australian dollar against the U.S. dollar.
Six months ended June 30, 2012 compared to six months ended June 30, 2013.
Interest income. Interest income increased from the six months ended June 30, 2012 to June 30, 2013 due to interest earned from higher cash balances.

Interest expense. We did not incur any interest expense in the six months ended June 30, 2013 as we paid down all outstanding debt after completing our initial public offering in 2012.

Other (expense) income, net. Other (expense) income, net decreased by $1.4 million. The $1.5 million of other expense for the six months ended June 30, 2012 was primarily due to non-cash interest expense related to outstanding convertible preferred stock warrants. The warrants were converted to common stock in 2012 when we completed our initial public offering. Other expense for the six months ended June 30, 2013 of $0.1 million is primarily due to foreign exchange losses incurred due to exchange rate fluctuations of the Australian dollar against the U.S. dollar.

Liquidity and capital resources
As of June 30, 2013, we had cash and cash equivalents and short-term investments of $125.3 million and no debt borrowings. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months.
On April 2, 2012, we completed our initial public offering in which we sold 5,000,000 shares and existing stockholders sold an aggregate of 1,727,500 shares. We recorded proceeds of $70.5 million for the IPO, net of offering expenses and underwriters' discounts and commissions. We did not receive any proceeds from the sale of shares by existing stockholders in our initial public offering. On April 3, 2012, we paid in full the outstanding amount under the revolving line of credit and we allowed the line to expire in April 2012.
On September 12, 2012, we completed a follow-on public offering in which we sold 1,337,500 shares and existing stockholders sold an aggregate of 4,211,250 shares. We recorded proceeds of approximately $36.0 million, net of offering expenses and underwriters' discounts and commissions. We did not receive any proceeds from the sale of shares by existing stockholders in our follow-on public offering.

	Six months ended June 30,
(in thousands)	2013	2012
Consolidated Statements of Cash Flow Data:
Net cash (used in) provided by operating activities	$(2,553)	$1,765
Net cash used in investing activities	(52,255)	(60,812)
Net cash provided by financing activities	3,026	64,266
Net (decrease) increase in cash and cash equivalents	$(51,782)	$5,219
Operating activities
Cash used in operating activities was $2.6 million for the six months ended June 30, 2013, due to a net loss of $5.5 million, partly offset by non-cash items such as depreciation and amortization of $1.1 million for property and equipment and acquired intangible assets and stock-based compensation of $3.7 million. The $2.6 million reduction in accounts receivable was the only significant operating cash inflow, and was attributable to collections on prior periods' invoices exceeding the current periods' billings, plus a $0.7 million increase in deferred revenues. This was offset by cash outflows due to a $2.7 million net reduction in accrued bonuses that reflected year-end bonus payouts, a $0.5 million net reduction in accrued liabilities for ESPP contributions withheld, a $1.5 million increase in gross inventory and a $0.7 million increase in prepaid and other assets, mainly for insurance, taxes and lease receivables.
Cash provided by operating activities was $1.8 million for the six months ended June 30, 2012, after the exclusion from the net income of $0.3 million of non-cash items such as the mark to market valuation of the preferred stock warrants of $1.6 million, depreciation and amortization of $1.3 million for property and equipment and acquired intangible assets and stock-based compensation of $1.3 million. The increase in deferred revenue of $2.5 million also contributed to cash flow, offset by a decrease in accounts payable of $2.0 million, an increase in accounts receivable of $2.1 million and an increase in prepaid and other assets of $1.5 million.
Investing activities
Cash used in investing activities was $52.3 million for the six months ended June 30, 2013, due to $85.8 million for purchases of short-term investments, partly offset by $36.2 million of short-term investment maturities, plus $2.6 million for the purchase of property and equipment and leasehold improvements. The fixed asset purchases included $1.4 million for our ERP implementation project and $0.5 million for our headquarters building expansion.
Cash used in investing activities of $60.8 million for the six months ended June 30, 2012 was due to $59.9 million for purchases of short-term investments plus $0.9 million for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $3.0 million for the six months ended June 30, 2013, primarily attributable to $1.6 million from our initial ESPP purchase, as well as $1.0 million from stock option exercises, $0.6 million of cash from lease-related performance obligations, $0.2 million from cash exercise of common stock warrants, a $0.1 million increase as a result of the reclassification of excess tax benefits from stock-based compensation from operating cash flow, less $0.4 million for employees' taxes paid on net share settlement.
Cash provided by financing activities was $64.3 million for the six months ended June 30, 2012, primarily attributable to the $72.2 million of April 2012 IPO proceeds, net of offering costs, offset by the $8.3 million decrease for payoff of all debt, plus $0.4 million for the proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements
During the six months ended June 30, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
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
As of June 30, 2013 we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
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
Alleged Class Action
On August 1, 2013, an alleged class action entitled Michael Brado v. Vocera Communications Inc., et al. was filed in the United States District Court for the Northern District of California, against us and certain of our officers, our board of directors, a former director and the underwriters for our initial public offering. The suit purports to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 for allegedly misleading statements in the registration statement for our initial public offering and in subsequent communications regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of our securities between March 28, 2012 and May 3, 2013, and seeks compensatory damages, fees and costs. The defendants have not yet responded to the complaint in this matter.
Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flow.

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

Although we reported net income for the year ended December 31, 2012, we have incurred significant losses in the past and reported a net loss of $5.5 million for the six months ended June 30, 2013. As of June 30, 2013, we had an accumulated deficit of $59.5 million. We expect our expenses to increase due to the hiring of additional personnel and the additional operational and reporting costs associated with being a public company. If we cannot return to profitability in 2013, our business may be harmed and our stock price could further decline.

Our ability to be profitable in the future depends upon continued demand for our communication solutions from existing and new customers. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to improve patient safety and satisfaction and increase hospital efficiency and productivity. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of orders, the pricing and costs of our solutions, macro economic conditions affecting the health care industry and the extent to which we invest in sales and marketing, research and development and general and administrative resources.

We depend on sales of our Voice Communication solution in the healthcare market for substantially all of our revenue, and any decrease in its sales would harm our business.

To date, substantially all of our revenue has been derived from sales of our Voice Communication solution to the healthcare market and, in particular, hospitals. Any decrease in revenue from sales of our Voice Communication solution would harm our business. Sales of our Voice Communication solution to the healthcare market accounted for 91% and 92% of our revenue for the six months ended June 30, 2013 and the year ended 2012, respectively. In addition, we obtained a significant portion of these sales from existing hospital customers. We anticipate that sales of our Voice Communication solution will represent a significant portion of our revenue for the foreseeable future. While we are evaluating new solutions for non-healthcare markets, we may not be successful in applying our technology in all of these markets. In any event, we do not anticipate that sales of our Voice Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

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

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to twelve months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, we are currently experiencing elongated sales cycles due to uncertainty surrounding healthcare reform, effects of the government sequestration and lower hospital admission trends. As a result, our revenue and operating results may vary significantly from quarter to quarter and may be difficult to predict.

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

Substantially all of our revenue is derived from customers in the healthcare industry, in particular, hospitals. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Developments generally affecting the healthcare industry, including new regulations or new interpretations of existing regulations, could adversely affect spending on information technology and capital equipment by reducing funding, changes in healthcare pricing or delivery or creating impediments for obtaining healthcare reimbursements, which together with declining admission trends, could cause our sales to decline and negatively impact our business. For example, the profit margins of our hospital customers are modest and pending changes in reimbursement for healthcare costs may reduce the overall solvency of our customers or cause further deterioration in their financial or business condition.

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

Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones attempt to sell their products to hospitals as components of an overall communication system. Of these product categories, in-building wireless telephones represent the most significant competition for the sale of our solution. The market for in-building wireless phones is dominated by large horizontal communications companies such as Cisco Systems, Ascom and Polycom, which sold its Spectralink wireless phones business to a Sun Capital Partners’ affiliate in December 2012. In addition, while smartphones and tablets are not at present direct competitors, their proliferation may make them a de facto standard for hospital workflow, thereby making our solution less attractive to customers.

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

In the fourth quarter of 2012, we initiated a multi-year project to upgrade certain key internal systems and processes, including our enterprise resource planning (“ERP”) system and company-wide human resources management system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

We depend on a number of sole source and limited source suppliers, and if we are unable to source our components from them, our business and operating results could be harmed.

We depend on sole and limited source suppliers for several hardware components of our Voice Communication solution, including our batteries and integrated circuits. We purchase inventory generally through individual purchase orders. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. These suppliers typically rely on purchase orders rather than long-term contracts with their suppliers, and as a result, even if available, the supplier may not be able to secure sufficient materials at reasonable prices or of acceptable quality to build our components in a timely manner. Any of these circumstances could cause interruptions or delays in the delivery of our solutions to our customers, and this may force us to seek components from alternative sources, which may not have the required specifications, or be available in time to meet demand or on commercially reasonable terms, if at all. Any of these circumstances may also force us to redesign our solutions if a component becomes unavailable in order to incorporate a component from an alternative source.

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

We do not have internal manufacturing capabilities and rely upon a contract manufacturer, SMTC Corporation, to produce the primary hardware component of our Voice Communication solution. We have entered into a manufacturing agreement with SMTC that is terminable by either party with advance notice and that may also be terminated for a material uncured breach. We also rely on original design manufacturers, or ODMs, to produce accessories, including batteries, chargers and attachments. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. If SMTC or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solutions to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.
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

Our primary focus has been on selling our communications solutions to the healthcare market, with other markets addressed only opportunistically.  We recently created our Mobility Business Unit for sales efforts to customers outside the healthcare market, and it will initially focus on customers in selected industries.  We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. Our Voice Communication solution has been deployed in over 200 customers in non-healthcare markets, including hospitality, retail and libraries. Total revenue from non-healthcare customers accounted for 3% of our revenue in the six months ended June 30, 2013 and 3% of our revenue in the year ended 2012, respectively. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if our solutions are adopted more slowly than we anticipate, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements, or that sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our Voice Communication solution. We also may incur substantial costs or delays in the manufacture of any additional new products or models as we seek to optimize production methods and processes at our contract manufacturer. In addition, we expect that we will at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

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

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 31.4% and 26.0% of our revenue for the six months ended June 30, 2013 and the year ended 2012, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the six months ended June 30, 2013 and the year ended 2012, we obtained 10.5% and 10.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and many critical components of our solutions are sourced in Asia and Mexico, regions known to suffer natural disasters. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, our other facilities or where our contract manufacturer or its suppliers are located, could harm our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our senior management, general and administrative, and research and development activities that are coordinated with our corporate headquarters in the San Francisco Bay Area. Any disruption to our internal communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, in the San Francisco Bay Area, Asia or Mexico could delay our research and development efforts, cause delays or cancellations of customer orders or delay deployment of our solutions, which could harm our business, operating results and financial condition

We may require additional capital to support our business growth, and such capital may not be available.

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
We could be an emerging growth company for up to five years. However, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of any year, we could cease to be an “emerging growth company” as of the following December 31st. This threshold was not reached for June 30, 2013. After exceeding the threshold, as of each fiscal year end, our independent registered public accounting firm will be required to evaluate and report on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. While management has established plans to accommodate the additional assessment and attestation procedures and related costs of Section 404(b) compliance, we may incur additional costs or require additional management time to comply with Section 404(b) in a timely manner. To the extent we find a material weakness or other deficiency in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

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
We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, on August 1, 2013, an alleged class action was filed in the United States District Court for the Northern District of California against us and certain of our officers, our board of directors, a former director and the underwriters for our initial public offering. The suit purports to allege claims for allegedly misleading statements in the registration statement for our initial public offering and in subsequent communications regarding our business and financial results. Regardless of the outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Compliance with the SEC's new rule for disclosures on sourcing of "conflict minerals" will likely be time consuming and potentially costly and could adversely affect our reputation.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted a new rule that applies to companies that use certain minerals and metals, known as conflict minerals, in their products, including certain products manufactured for them by third parties. The new rule will require companies that use conflict minerals in the production of their products to  conduct diligence as to whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries and to file certain information with the SEC about the use of these minerals. We will incur additional costs to comply with the due diligence and disclosure requirements.  In addition, depending upon our findings, or our inability to make reliable findings, about the source of any conflict minerals that we use, our reputation could be harmed. While the first report is not due until 2014, we will need to incur preparatory costs in 2013.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own approximately 38% of our common stock outstanding as of June 30, 2013. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders, including you, oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

Our management has broad discretion over the use of proceeds from our public offerings and might not apply the proceeds of our public offerings in ways that increase the value of your investment in our company.
Our management has broad discretion to use the net proceeds to us from our initial public offering and our secondary public offering, and you are relying on the judgment of our management regarding the application of these proceeds, without the opportunity to assess whether the proceeds are being used appropriately. The failure of our management to apply the $70.5 million net proceeds of our initial public offering and the $36.0 million net proceeds from our secondary public offering effectively could harm our business, financial condition and operating results, and may not increase the value of your investment in our company. Largely as a result of these public offerings, we had $125.3 million invested in cash, cash equivalents, and short-term investments as of June 30, 2013. We have not allocated these net proceeds for specific purposes other than allocating a portion of the proceeds from our initial public offering to the repayment in full of outstanding borrowings under our credit facility, which we repaid in April 2012. We intend to use the net proceeds from our public offerings for general corporate and working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies or assets, but at this time, we have no current understandings, agreements or commitments to do so. Our management might not be able to yield a significant return or any return on any investment of these net proceeds.
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
None.

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

VOCERA COMMUNICATIONS, INC.
Date: August 13, 2013	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: August 13, 2013	By:	/S/ William R. Zerella
William R. Zerella Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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