Form 10-Q
period 2013-09-30
VOCERA COMMUNICATIONS, INC.
filed 2013-11-14
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2013
Common Stock, $0.0003 par value per share	24,892,350

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$18,285	$92,521
Short-term investments	106,947	34,989
Accounts receivable, net of allowance	20,260	21,697
Other receivables	954	550
Inventories	4,798	2,772
Prepaid expenses and other current assets	2,517	2,808
Total current assets	153,761	155,337
Property and equipment, net	5,651	3,631
Intangible assets, net	1,725	2,267
Goodwill	5,575	5,575
Other long-term assets	783	495
Total assets	$167,495	$167,305
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,963	$2,854
Accrued payroll and other current liabilities	8,616	11,754
Deferred revenue, current	23,982	22,451
Total current liabilities	35,561	37,059
Deferred revenue, long-term	6,066	5,882
Other long-term liabilities	1,672	1,239
Total liabilities	43,299	44,180
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of September 30, 2013 and December 31, 2012; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of September 30, 2013 and December 31, 2012; 24,866,334 and 24,229,356 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	8	7
Additional paid-in capital	186,777	177,081
Accumulated other comprehensive income	2	5
Accumulated deficit	(62,591)	(53,968)
Total stockholders’ equity	124,196	123,125
Total liabilities and stockholders’ equity	$167,495	$167,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Product	$15,666	$16,851	$43,966	$47,643
Service	10,401	9,117	29,810	26,322
Total revenue	26,067	25,968	73,776	73,965
Cost of revenue
Product	5,635	5,237	15,581	16,138
Service	4,155	3,743	12,409	11,134
Total cost of revenue	9,790	8,980	27,990	27,272
Gross profit	16,277	16,988	45,786	46,693
Operating expenses
Research and development	3,798	3,043	10,830	8,248
Sales and marketing	11,791	8,532	32,702	24,064
General and administrative	4,073	3,745	11,000	10,449
Total operating expenses	19,662	15,320	54,532	42,761
(Loss) income from operations	(3,385)	1,668	(8,746)	3,932
Interest income	87	60	170	86
Interest expense and other finance charges	—	—	—	(74)
Other (expense) income, net	76	50	(55)	(1,442)
(Loss) income before income taxes	(3,222)	1,778	(8,631)	2,502
Benefit from (provision for) income taxes	120	(41)	8	(420)
Net (loss) income	(3,102)	1,737	(8,623)	2,082
Less: undistributed earnings attributable to participating securities	—	(9)	—	(1,299)
Net (loss) income attributable to common stockholders	$(3,102)	$1,728	$(8,623)	$783

Net (loss) income per share attributable to common stockholders
Basic	$(0.13)	$0.08	$(0.35)	$0.05
Diluted	$(0.13)	$0.07	$(0.35)	$0.04
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	24,747	22,450	24,530	15,973
Diluted	24,747	25,337	24,530	18,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(3,102)	$1,737	$(8,623)	$2,082
Other comprehensive income (loss), net:
Change in unrealized gain (loss) on investments, net	89	110	(3)	(81)
Comprehensive (loss) income	$(3,013)	$1,847	$(8,626)	$2,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(8,623)	$2,082
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,798	1,932
Change in non-cash interest	(52)	(39)
Loss on disposal of property and equipment	—	2
Allowance for doubtful accounts	14	—
Inventory write-down	136	207
Change in lease-related performance liabilities	(104)	—
Stock-based compensation expense	6,113	2,671
Excess tax benefits from employee stock plans	—	(300)
Change in fair value of warrant liability	—	1,631
Changes in operating assets and liabilities:
Accounts receivable	1,424	(4,862)
Other receivables	(508)	638
Inventories	(2,161)	(72)
Prepaid expenses and other assets	2	(951)
Accounts payable	47	(1,231)
Accrued and other liabilities	(3,121)	1,102
Deferred revenue	1,715	3,004
Net cash (used in) provided by operating activities	(3,320)	5,814
Cash flows from investing activities
Purchase of property and equipment	(3,484)	(1,379)
Purchase of short-term investments	(113,199)	(87,383)
Maturities of short-term investments	41,290	13,986
Net cash used in investing activities	(75,393)	(74,776)
Cash flows from financing activities
Cash from lease-related performance obligations	743	713
Principal payments on long-term borrowings	—	(8,333)
Proceeds from initial public offering, net of offering costs	—	72,217
Proceeds from follow-on public offering, net of offering costs	—	35,996
Payment for repurchase of early exercised options	(14)	(6)
Excess tax benefits from employee stock plans	—	300
Proceeds from issuance of common stock from the employee stock purchase plan	2,572	—
Proceeds from exercise of stock options	1,426	863
Tax withholdings paid on behalf of employees for net share settlement	(476)	—
Proceeds from exercise of common stock warrants	226	—
Net cash provided by financing activities	4,477	101,750
Net (decrease) increase in cash and cash equivalents	(74,236)	32,788
Cash and cash equivalents at beginning of period	92,521	14,898
Cash and cash equivalents at end of period	$18,285	$47,686

Supplemental disclosure of non-cash investing and financing activities:
Costs related to the initial public offering in accounts payable and accrued liabilities	$—	$190
Property and equipment in accounts payable and accrued liabilities	112	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Vocera Communications, Inc. (“Vocera” or the “Company”) is a provider of mobile communication solutions focused on addressing the challenges facing hospitals, as well as hospitality, power and other businesses with mission-critical communication needs, in the U.S. and internationally. Vocera helps its healthcare customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through its Voice Communication, Secure Messaging, and Care Experience solutions, which are installed in more than 1,000 organizations worldwide. The Voice Communication solution, which includes a lightweight, wearable, voice-controlled communication badge, smartphone applications and an intelligent enterprise software platform, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. The Secure Messaging solution securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. Our Vocera Care Experience is a hosted, software solution suite that coordinates and streamlines patient-to-provider and provider-to-provider communication across the continuum of care.  The solution is used to provide personalized patient instructions and education, alert and notify physicians and caregivers of patients’ changing care plans, and track patient satisfaction pre, during, and post-hospitalization.  Vocera Care Experience is complemented by the Company’s Experience Innovation Network, a membership-based program to spread the adoption of leading strategies to improve patient and staff experience.
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
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, useful lives assigned to long-lived assets, excess and obsolete inventory charges, warranty reserves, stock-based compensation expense, provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.
Fair Value of Financial Instruments
The carrying value of the Company’s operating financial instruments, including accounts receivable, deposits, accounts payable, accrued liabilities and accrued compensation, approximates fair value due to their short maturities. Cash and cash equivalents and short-term investments are carried at fair value.
Cash Equivalents and Short-term Investments
The Company’s cash equivalents and short-term investments consist of money market funds, commercial paper, U.S. government agency notes, U.S. Treasury notes, municipal debt and corporate debt. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date. Investments with an original purchase maturity of less than three months are classified as cash equivalents, all those with longer maturities are classified as short-term investments.
Deferred Costs of Revenue
When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the Company also defers the related inventory costs for the delivered items. The Company includes such deferred cost of revenue as part of “Prepaid expenses and other current assets” in the accompanying condensed, consolidated balance sheet.
Revenue recognition
The Company derives revenue from the sales of communication badges, smartphone application software, perpetual software licenses for enterprise software that is essential to the functionality of the communication badges, software maintenance, extended warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the communication badges. The Company's revenue recognition policy has not changed from that described in its Annual Report on Form 10-K for the year ended December 31, 2012.
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
For the three months and nine months ended September 30, 2013, the Company transferred $0.2 million and $1.0 million, respectively, of lease receivables with immaterial net gains in each period. For the three months and nine months ended September 30, 2013, the Company recorded $0.2 million and $0.7 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of September 30, 2013, the Company recorded $1.1 million of net investment in sales-type leases, equivalent to the minimum lease payments less the unearned interest portion.
Related party transactions

During the nine months ended September 30, 2013 the Company billed a related party, the University of Chicago Medical Center (“UCMC”), $0.5 million for consulting services. One of the Company's board members, Sharon O’Keefe is also on the board of the UCMC. These transactions were recorded at arms-length prices.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance eliminated the previous option to report other comprehensive income (“OCI”) and its components in the consolidated statement of stockholders' equity. The Company adopted this accounting standard effective January 1, 2012; the adoption had no material impact on the financial position or results of operations of the Company. In February 2013, the FASB resolved the deferred guidance on OCI reclassifications with a new rule effective in the first quarter of 2013, which was adopted but did not have a material impact.
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
The Company’s cash and cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the nine months ended September 30, 2013 there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2013 and December 31, 2012, are summarized as follows (in thousands):

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$989	$—	$989	$45,040	$—	$45,040
Commercial paper	—	4,134	4,134	—	32,487	32,487
U.S. government agency securities	—	11,514	11,514	—	10,001	10,001
U.S. Treasury securities	—	5,257	5,257	—	—	—
Municipal debt securities	—	4,785	4,785	—	—	—
Corporate debt securities	—	85,447	85,447	—	—	—
Total assets measured at fair value	$989	$111,137	$112,126	$45,040	$42,488	$87,528
The Company had no liabilities as of September 30, 2013 and December 31, 2012 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$13,106	$—	$—	$13,106
Money market funds	989	—	—	989
Commercial paper	2,000	—	—	2,000
Corporate debt securities	2,190	—	—	2,190
Total cash and cash equivalents	18,285	—	—	18,285

Short-Term Investments:
Commercial paper	2,134	—	—	2,134
U.S. government agency securities	11,511	5	(2)	11,514
U.S. Treasury securities	5,254	3	—	5,257
Municipal debt securities	4,781	4	—	4,785
Corporate debt securities	83,265	11	(19)	83,257
Total short-term investments	106,945	23	(21)	106,947
Total cash, cash equivalents and short-term investments	$125,230	$23	$(21)	$125,232
The company has determined that the unrealized losses on cash equivalents and short-term investments as of September 30, 2013 do not constitute an "other than temporary impairment."

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
The tables above exclude restricted cash, primarily held in certificates of deposit, of $0.3 million as of September 30, 2013 and December 31, 2012 which is classified in prepaids and other current assets on the balance sheet.

Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of September 30, 2013
Cash and cash equivalents (1)	$18,285	$—	$18,285
Short-term investments	77,668	29,279	106,947
Cash, cash equivalents and short-term investments	$95,953	$29,279	$125,232

Balances as of December 31, 2012
Cash and cash equivalents (1)	$92,521	$—	$92,521
Short-term investments	34,989	—	34,989
Cash, cash equivalents and short-term investments	$127,510	$—	$127,510

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

4.	Net (loss) income per share
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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(3,102)	$1,737	$(8,623)	$2,082
Less: undistributed earnings attributable to participating securities	—	(9)	—	(1,299)
Net (loss) income attributable to common stockholders	(3,102)	1,728	(8,623)	783
Reallocation of undistributed earnings attributable to participating securities	—	1	—	26
Net (loss) income attributable to common stockholders for diluted net income (loss) per share	$(3,102)	$1,729	$(8,623)	$809

Denominator:
Weighted-average shares used to compute net (loss) income per common share - basic	24,747	22,450	24,530	15,973
Effect of potentially dilutive securities:
Employee stock options and restricted stock units	—	2,818	—	2,688
Stock warrants	—	69	—	90
Weighted average shares used to compute diluted income (loss) per common share	24,747	25,337	24,530	18,751

Net (loss) income per share attributable to common stockholders
Basic	$(0.13)	$0.08	$(0.35)	$0.05
Diluted	$(0.13)	$0.07	$(0.35)	$0.04
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Options to purchase common stock	3,347	405	3,324	339
Common stock subject to repurchase	20	—	28	—
Warrants to purchase common stock	44	—	44	—
Restricted stock units	714	1	579	27
Restricted stock awards	12	—	12	—

5.	Goodwill and intangible assets
Goodwill
As of September 30, 2013 and December 31, 2012, the Company had $5.6 million of goodwill acquired. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the annual required test of impairment of goodwill as of September 30, 2013, using the qualitative approach (or "Step Zero") as permitted by FASB's rules for goodwill impairment testing. The Company’s annual impairment test did not indicate impairment at any of its reporting units. No impairment was recorded in 2012 or 2013.
Triggering event for impairment analysis
During the three months ended June 30, 2013, the Company experienced a 37% one-day decrease in share price following an earnings announcement on May 2, 2013 of below-guidance results for the first quarter of 2013 and reduced forward guidance for fiscal year 2013, which was considered a triggering event for further inquiry for both goodwill and the acquired intangibles. A "Step Zero" impairment assessment for goodwill and intangible assets was performed as part of this analysis. As of September 30, 2013, however, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
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

		September 30, 2013			December 31, 2012
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9	$2,350	$1,366	$984	$2,350	$1,117	$1,233
Developed technology	6	1,880	1,172	708	1,880	896	984
Trademarks	7	70	40	30	70	30	40
Non-compete agreements	2	70	67	3	70	60	10
Intangible assets		$4,370	$2,645	$1,725	$4,370	$2,103	$2,267
Amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Amortization expense was $0.5 million and $0.7 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.
Amortization of acquired intangible assets is reflected in cost of revenue and operating expenses. The estimated future amortization of existing acquired intangible assets as of September 30, 2013 was as follows:

(in thousands)	Future amortization
2013 (remaining three months)	$185
2014	567
2015	389
2016	258
2017	156
2018	106
Thereafter	64
Future amortization expense	$1,725

6.	Balance Sheet Components
Inventories

(in thousands)	September 30, 2013	December 31, 2012
Raw materials	$698	$23
Finished goods	4,100	2,749
Total inventories	$4,798	$2,772

Property and equipment, net

(in thousands)	September 30, 2013	December 31, 2012
Computer equipment and software	$7,180	$4,127
Furniture, fixtures and equipment	923	886
Leasehold improvements	2,113	1,654
Manufacturing tools and equipment	3,075	2,710
Construction in process	461	1,100
Property and equipment, at cost	13,752	10,477
Less: Accumulated depreciation	(8,101)	(6,846)
Property and equipment, net	$5,651	$3,631
Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Depreciation and amortization expense was $1.3 million and $1.3 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.
Accrued payroll and other current liabilities

(in thousands)	September 30, 2013	December 31, 2012
Payroll and related expenses	$4,681	$7,844
Accrued payables	1,686	1,978
Deferred rent, current portion	530	591
Lease financing, current portion	486	212
Product warranty	213	297
Sales and use tax payable	570	397
Other	450	435
Total accrued payroll and other current liabilities	$8,616	$11,754
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
The changes in the Company's product warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Balance at the beginning of the period	$202	$776	$297	$983
Warranty expense accrued for shipments in period	175	228	349	850
Changes in liability related to pre-existing warranties	203	(194)	430	(472)
Warranty settlements made	(367)	(217)	(863)	(768)
Balance at the end of the period	$213	$593	$213	$593

7.	Commitments and contingencies
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third party manufacturer that have been purchased by them based on confirmed orders from the Company. As of September 30, 2013 and December 31, 2012, approximately $4.2 million and $4.1 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between April 2014 and April 2017. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.5 million and $0.5 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Facilities rent expense was $1.5 million and $1.4 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.
Future minimum lease payments at September 30, 2013 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2013 (remaining three months)	$396
2014	1,536
2015	1,476
2016	436
2017	28
Total minimum lease payments	$3,872

Contingencies
The Company undertakes, in the ordinary course of business, to (i) defend customers and other parties from certain third-party claims associated with allegations of trade secret misappropriation, infringement of copyright, patent or other intellectual property right, or tortious damage to persons or property and (ii) indemnify and hold harmless such parties from certain resulting damages, costs and other liabilities. The term of these undertakings may be perpetual and the maximum potential liability of the Company under certain of these undertakings is not determinable. Based on its historical experience, the Company believes the liability associated with these undertakings is minimal.
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. The Company currently has directors and officers insurance. As there has been no significant history of losses, no expense accrual has been made.
Securities Litigation
On August 1, 2013, a purported securities class action entitled Michael Brado v. Vocera Communications Inc., et al. was filed in the United States District Court for the Northern District of California, against the Company and certain of its officers, its board of directors, a former director and the underwriters for the Company's initial public offering. A second purported securities class action, entitled Duncan v. Vocera Communications Inc., et al., was filed on August 21, 2013, also in the Northern District of California, against the same parties. On September 27, 2013, the Court ordered the matters related. The suits purport to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 for allegedly misleading statements in the registration statement for the Company's initial public offering and in subsequent communications regarding its business and financial results. The suits are purportedly brought on behalf of purchasers of the Company's securities between March 28, 2012 and May 3, 2013, and seek compensatory damages, rescission, fees and costs, as well as equitable and injunctive or other relief. The plaintiffs’ motion for consolidation of the actions and for appointment of lead plaintiff has been granted, and we anticipate that the plaintiffs will file an amended consolidated complaint in approximately two months.  No response to the current complaints is due at this time.
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
Equity Incentive Plans
The Company has three equity incentive plans: the 2000 Stock Option Plan (the "2000 Plan"), the 2006 Stock Option Plan (the "2006 Plan") and the 2012 Stock Option Plan (the "2012 Plan"). On March 26, 2012, all shares that were reserved under the 2006 Plan but not subject to outstanding awards became available for grant under the 2012 Plan. No additional shares will be issued under the 2006 Plan. The 2000 Plan terminated in March 2010 and no additional shares will be issued under this plan. All options currently outstanding under the 2000 Plan and the 2006 Plan continue to be governed by the terms and conditions of those plans. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and stock bonuses. The ISOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. As of September 30, 2013, there were 415,465 shares which remained available for future issuance of options, RSUs or other grant types under the 2012 Plan.
Early Exercise of Stock Options
The Company typically allows employees to exercise options granted under the 2000 and 2006 Plans prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 6, "Accrued payroll and other current liabilities") and reclassified to common stock as the Company’s repurchase right lapses. As of September 30, 2013 and December 31, 2012, 20,381 and 48,260 shares held by employees were subject to repurchase at an aggregate price of $0.1 million and $0.2 million, respectively.
Exercise of common stock warrants
During the nine months ended September 30, 2013 holders of common stock warrants exercised 34,142 shares for cash proceeds of $0.2 million. There were no cash exercises in the prior year-to-date period. During the nine months ended September 30, 2012 holders of common stock warrants net exercised warrants for the purchase of 104,037 shares and received 75,462 shares. There were no such cashless exercises in the current year-to-date period.
Stock Option Activity
A summary of the stock option activity for the nine months ended September 30, 2013 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2012	3,187,559	$7.51	6.8	$56,362
Options granted	606,960	16.79
Options exercised	(364,590)	3.63
Options canceled	(109,702)	13.17
Options expired	(8,453)	21.75
Outstanding at September 30, 2013	3,311,774	$9.41	6.8	$33,974
At September 30, 2013, there was $8.6 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.6 years. The Company did not grant non-employee options in either of the nine months ended September 30, 2013 or 2012.
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

The following assumptions were used for each respective period for employee stock options:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Expected Term (in years)	5.38	5.48	5.38 - 5.43	5.48 - 5.60
Volatility	46.7%	48.7%	46.7% - 48.1%	47.9% - 48.7%
Risk-free interest rate	1.8%	0.72%	0.81% - 1.80%	0.72% - 1.03%
Dividend yield	0%	0%	0%	0%
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
At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. During the three months ended September 30, 2013, employees purchased 69,065 shares of common stock at an average purchase price of $14.14. During the nine months ended September 30, 2013, employees purchased 184,849 shares of common stock at an average purchase price of $13.92. As of September 30, 2013, 224,110 shares remained available for future issuance under the ESPP.
The following assumptions were used for each respective period for the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Expected Term (in years)	0.25	0.88	0.25 - 0.50	0.88
Volatility	33.3%	50.8%	33.3%	50.8%
Risk-free interest rate	0.05%	0.18%	0.05% - 0.13%	0.18%
Dividend yield	0%	0%	0%	0%
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
A summary of restricted stock and RSU activity for the nine months ended September 30, 2013 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2012	24,152	$12.42	373,908	$25.34
Granted	—	—	482,862	16.82
Vested	(12,076)	12.42	(93,795)	24.97
Forfeited	—	—	(48,576)	23.91
Outstanding at September 30, 2013	12,076	$12.42	714,399	$19.70
At September 30, 2013, there was $0.1 million of unrecognized net compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 0.4 years. At September 30, 2013, there was $11.2 million of unrecognized net compensation cost related to RSUs which is expected to be recognized over a weighted-average period of 2.2 years.
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
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Cost of revenue	$272	$149	$707	$254
Research and development	194	149	632	285
Sales and marketing	816	452	2,121	722
General and administrative	1,111	643	2,653	1,410
Total stock-based compensation	$2,393	$1,393	$6,113	$2,671

9.	Segments
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

The following table presents a summary of the operating segments:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue
Product	$15,666	$16,851	$43,966	$47,643
Service	10,401	9,117	29,810	26,322
Total revenue	26,067	25,968	73,776	73,965

Cost of Revenue
Product	5,635	5,237	15,581	16,138
Service	4,155	3,743	12,409	11,134
Total cost of revenue	9,790	8,980	27,990	27,272

Gross profit
Product	10,031	11,614	28,385	31,505
Service	6,246	5,374	17,401	15,188
Total gross profit	16,277	16,988	45,786	46,693

Operating expenses	19,662	15,320	54,532	42,761
Interest (expense) income, net and other	163	110	115	(1,430)
(Loss) income before income taxes	$(3,222)	$1,778	$(8,631)	$2,502

10.	Income Taxes
The income tax provision was $8,000 benefit and $420,000 expense for the nine months ended September 30, 2013 and 2012, respectively. The income tax provision was $120,000 benefit and $41,000 expense for the three months ended September 30, 2013 and 2012. The tax benefit (expense) in both periods in 2013 as well as in 2012 was primarily due to state income taxes and foreign taxes related to our international operations. The Company is forecasting an annual effective tax rate of a negative 0.87% for the nine months ended September 30, 2013, as compared to a positive 16.80% annual effective tax rate for the nine months ended September 30, 2012. This change is primarily due to state and foreign tax expense on a consolidated pre-tax loss in 2013, as opposed to consolidated pre-tax income in 2012.
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
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in past years and the $8.6 million net loss for the nine months ended September 30, 2013, the Company believes that it is not more likely than not that its deferred tax assets can be realized as of September 30, 2013. Accordingly, the Company has maintained the full valuation allowance on its deferred tax assets previously determined for the year ended December 31, 2012.
While the Company generated pretax profit in 2012, management believes it is appropriate to obtain confirmatory evidence that the Company's results of operations will sustain this profitability in 2013 and thereafter, before reversing a portion of the valuation allowance to earnings.
The Company will review on a quarterly basis its conclusions about the appropriate amount of its deferred income tax asset valuation allowance. If the Company generates profits, it is likely that the US valuation allowance position may be reversed in the foreseeable future. The Company expects a significant benefit in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.
As of September 30, 2013, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2012.

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
Business overview
We are a provider of mobile communication solutions focused on addressing the challenges facing hospitals, as well as hospitality, power and other businesses with mission-critical communication needs, in the U.S. and internationally. Vocera helps its healthcare customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through its Voice Communication, Secure Messaging, and Care Experience solutions, which are installed in more than 1,000 organizations worldwide. Our Voice Communication solution, which includes a lightweight, wearable, voice-controlled communication badge, an intelligent enterprise software platform and applications for smartphone applications for iPhone and Android-based phones, enables users to connect instantly with other hospital staff simply by saying the name, function or group name of the desired recipient. Our Secure Messaging solution securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. Our Vocera Care Experience is a hosted, software solution suite that coordinates and streamlines patient-to-provider and provider-to-provider communication across the continuum of care.  The solution is used to provide personalized patient instructions and education, alert and notify physicians and caregivers of patients’ changing care plans, and track patient satisfaction pre, during, and post-hospitalization.  Vocera Care Experience is complemented by the Company’s Experience Innovation Network, a membership-based program to spread the adoption of leading strategies to improve patient and staff experience.
At the core of our Voice Communication solution is a patent-protected software platform that we introduced in 2002. We have significantly enhanced and added features and functionality to this solution through ongoing development based on frequent interactions with our customers. Our software platform is built upon a scalable architecture and recognizes more than 100 voice commands. Users can instantly communicate with others using the Vocera communication badge, or through Vocera Connect smartphone applications available for iPhone and Android -based smartphones, as well as Cisco wireless IP phones and other mobile devices. Our Voice Communication solution can also be integrated with nurse call and other clinical systems to immediately and efficiently alert hospital workers to patient needs. Since inception we have shipped over 500,000 communication badges to our customers.
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
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We have very low customer revenue concentrations. Our largest end-customers represented 1.9% and 2.7% of revenue for the nine months ended September 30, 2013 and the year ended 2012, respectively. While we have international customers in other English speaking countries such as Canada, the United Kingdom and Australia, most of our customers are located in the United States. International customers represented 10.2% and 10.7% of our revenue in the nine months ended September 30, 2013 and the year ended 2012, respectively. We plan to expand our presence in other international markets.

To date, substantially all of our revenue has been derived from sales of our Voice Communication solution, including product maintenance and related services. Revenue declined 0.3% from $74.0 million for the nine months ended September 30, 2012 to $73.8 million for the nine months ended September 30, 2013. Revenue increased 0.4% from $26.0 million for the three months ended September 30, 2012 to $26.1 million for the three months ended September 30, 2013. For the nine months ended September 30, 2013, we recorded a net loss of $8.6 million.
We believe the impact of a number of elements of healthcare reform including changing payment methodologies, the rise of private and public health insurance exchanges, changing payment incentives and disincentives for hospital patient satisfaction and readmissions, and changing patient mix are challenging many of our healthcare customers to forecast their revenues and budgets in the coming year.  These impacts have resulted in increased hospital scrutiny of all expenses. We believe the primary impact on our business is an elongation of sales cycles, and the delay of some customer expansions or equipment renewals. In the third quarter of 2013, we continued to see these effects, which have slowed certain sales processes and resulting revenues.
For federal hospitals, our third quarter represents their year-end, and that had a significant impact on our third quarter purchase orders, driving the largest quarterly purchase orders we have achieved for federal healthcare business, especially for VA hospitals.
Consistent with the second quarter of 2013, the commercial hospital environment remained unsettled in the third quarter, and, we continued to see slowed spending behaviors. As a result, commercial hospital purchase orders remained soft in the third quarter.
We believe that ongoing uncertainty about the impact of healthcare reform and the new insurance exchanges will continue at least through the fourth quarter of 2013. While we think the elongated approval cycles experienced this year are likely to continue into 2014, hospitals are still choosing our complete, integrated solution for critical communications in care settings. Additionally,we believe our market position has been strengthened by recently-announced new products.
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
Revenue is comprised of the following:

•
Product. Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges and badge accessories, including batteries, battery chargers, lanyards, clips and other ancillary badge components. Software revenue is derived primarily from the sale of perpetual licenses to our Voice Communication solution. We derive additional software revenue from the sale of term licenses which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of term licenses, ratably over the applicable term.

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

•
Sales and marketing. Sales and marketing expenses consist primarily of employee wages, benefits and related personnel expenses, as well as trade shows, events, marketing programs to generate awareness and demand, and industry memberships. Sales commissions are earned when an order is received from a customer and, as a result, in some cases these commissions are expensed in an earlier period than the period in which the related revenue is recognized. Historically, our bookings have tended to peak in the fourth quarter of each year driving higher sales commissions, and to be lowest in the first quarter. We intend to continue to expand our direct sales force for the foreseeable future and, accordingly, expect sales and marketing expenses to increase.

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
At September 30, 2013, we had a valuation allowance against our deferred tax assets. While we generated pretax profit in 2012, our management believes it is appropriate to obtain confirmatory evidence that our results of operations will sustain this profitability in the future, before reversing a portion of the valuation allowance to earnings.
We will review on a quarterly basis our conclusions about the appropriate amount of its deferred income tax asset valuation allowance. If we generate profits, it is likely that the US valuation allowance position may be reversed in the foreseeable future. We expect a significant benefit in the period the valuation allowance reversal is recorded and a significantly higher effective tax rate in periods following the valuation allowance reversal.
Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended September 30,				Nine months ended September 30,
Consolidated statement of operations data:	2013		2012		2013		2012
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$15,666	60.1%	$16,851	64.9%	$43,966	59.6%	$47,643	64.4%
Service	10,401	39.9	9,117	35.1	29,810	40.4	26,322	35.6
Total revenue	26,067	100.0	25,968	100.0	73,776	100.0	73,965	100.0
Cost of revenues
Product	5,635	21.6	5,237	20.2	15,581	21.1	16,138	21.8
Service	4,155	15.9	3,743	14.4	12,409	16.8	11,134	15.1
Total cost of revenues	9,790	37.6	8,980	34.6	27,990	37.9	27,272	36.9
Gross profit	16,277	62.4	16,988	65.4	45,786	62.1	46,693	63.1
Operating expenses:
Research and development	3,798	14.6	3,043	11.7	10,830	14.7	8,248	11.2
Sales and marketing	11,791	45.2	8,532	32.9	32,702	44.3	24,064	32.5
General and administrative	4,073	15.6	3,745	14.4	11,000	14.9	10,449	14.1
Total operating expenses	19,662	75.4	15,320	59.0	54,532	73.9	42,761	57.8
(Loss) income from operations	(3,385)	(13.0)	1,668	6.4	(8,746)	(11.9)	3,932	5.3
Interest income	87	0.3	60	0.2	170	0.2	86	0.1
Interest expense	—	—	—	—	—	—	(74)	(0.1)
Other (expense) income, net	76	0.3	50	0.2	(55)	(0.1)	(1,442)	(1.9)
(Loss) income before income taxes	(3,222)	(12.4)	1,778	6.8	(8,631)	(11.7)	2,502	3.4
Benefit from (provision for) income taxes	120	0.5	(41)	(0.2)	8	—	(420)	(0.6)
Net (loss) income	$(3,102)	(11.9)%	$1,737	6.7%	$(8,623)	(11.7)%	$2,082	2.8%

Comparison of the three months and nine months ended September 30, 2013 and 2012
Revenue:

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change		2013	2012	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Devices	$11,587	$12,140	$(553)	(4.6)%	$33,892	$34,802	$(910)	(2.6)%
Software	4,079	4,711	(632)	(13.4)	10,074	12,841	(2,767)	(21.5)
Total product	15,666	16,851	(1,185)	(7.0)	43,966	47,643	(3,677)	(7.7)

Service revenue
Maintenance and support	8,132	6,687	1,445	21.6	23,136	19,158	3,978	20.8
Professional services and training	2,269	2,430	(161)	(6.6)	6,674	7,164	(490)	(6.8)
Total service	10,401	9,117	1,284	14.1	29,810	26,322	3,488	13.3
Total revenue	$26,067	$25,968	$99	0.4	$73,776	$73,965	$(189)	(0.3)

Three months ended September 30, 2012 compared to three months ended September 30, 2013.
Total revenue for the three months ended September 30, 2013 increased $0.1 million, or 0.4%, from the three months ended September 30, 2012.
Product revenue for the three months ended September 30, 2013 decreased $1.2 million, or 7.0%, from the three months ended September 30, 2012. Device revenue for the three months ended September 30, 2013 decreased $0.6 million, or 4.6%, and software revenue decreased $0.6 million, or 13.4% from the three months ended September 30, 2012. The decrease in device revenue, which related entirely to our Voice Communication solution, was primarily due to a decrease in unit sales of badges and related accessories and a slight decrease in average selling price. The decrease in software revenue was mainly a result of a decrease in sales of Voice Communication software licenses, primarily attributable to lower sales to existing customers to support enterprise expansions offset by a slightly higher average selling price.
We believe that our revenue for the three months ended September 30, 2013 was adversely affected by the uncertainty surrounding healthcare reform as well as negative admission trends industry-wide. These issues are affecting many of our customers, both government and non-government, resulting in budgetary pressures and conservative spending by hospitals. The U.S Government budget sequestration has also limited hospital spending. We further believe the primary impact this is having on our business is elongating the sales cycle. All discretionary hospital spending and capital investments remain under strict scrutiny, resulting in an extended sales cycle.
Service revenue for the three months ended September 30, 2013 increased $1.3 million, or 14.1%, from the three months ended September 30, 2012. Software maintenance and support revenue for the three months ended September 30, 2013 increased $1.4 million, or 21.6%, and professional services and training revenue decreased $0.2 million, or 6.6% from the three months ended September 30, 2012. The increase in software maintenance and support revenue was primarily a result of a larger customer base increasing software maintenance revenue by $0.9 million and an increase in extended warranty revenue of $0.5 million. The decrease in professional services and training revenue is due to a decrease in the number of deployments because of lower sales activity in prior quarters.
Nine months ended September 30, 2012 compared to nine months ended September 30, 2013.
Total revenue for the nine months ended September 30, 2013 decreased $0.2 million, or 0.3%, from the nine months ended September 30, 2012.
Product revenue for the nine months ended September 30, 2013 decreased $3.7 million, or 7.7%, from the nine months ended September 30, 2012. Device revenue for the nine months ended September 30, 2013 decreased $0.9 million, or 2.6%, and software revenue decreased $2.8 million, or 21.5% from the nine months ended September 30, 2012. The decrease in device revenue, which related entirely to our Voice Communication solution, was driven primarily by lower average selling price due to a promotion in the three months ended June 30, 2013, partially offset by an increase in unit sales of badges and related accessories. The decrease in software revenue was a result of a decrease in sales of Voice Communication software licenses, primarily attributable to lower sales to existing customers to support enterprise expansions. Average selling prices were essentially unchanged. We believe that our revenue for the nine months ended September 30, 2013 was adversely affected by the macro conditions affecting the U.S. healthcare industry as described above.
Service revenue for the nine months ended September 30, 2013 increased $3.5 million, or 13.3% from the nine months ended September 30, 2012. Software maintenance and support revenue for the nine months ended September 30, 2013 increased $4.0 million, or 20.8%, and professional services and training revenue decreased $0.5 million, or 6.8% from the nine months ended September 30, 2012. The increase in software maintenance and support revenue was primarily a result of a larger customer base increasing software maintenance revenue by $2.4 million and an increase in extended warranty revenue of $1.6 million. Professional services and training revenue decreased due to a decrease in the number of new deployments and expansions of our Voice Communication solution at established customers, which offset the initiation of a number of new customer contracts.
Cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change		2013	2012	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$5,635	$5,237	$398	7.6%	$15,581	$16,138	$(557)	(3.5)%
Service	4,155	3,743	412	11.0	12,409	11,134	1,275	11.5
Total cost of revenue	$9,790	$8,980	$810	9.0	$27,990	$27,272	$718	2.6

Gross margin
Product	64.0%	68.9%	(4.9)%		64.6%	66.1%	(1.5)%
Service	60.1	58.9	1.2		58.4	57.7	0.7
Total gross margin	62.4	65.4	(3.0)		62.1	63.1	(1.0)
Three months ended September 30, 2012 compared to three months ended September 30, 2013.
Cost of product revenue for the three months ended September 30, 2013 increased $0.4 million, or 7.6%, from the three months ended September 30, 2012. The cost of product revenue increased due to an increase in the number of units sold and increases in operations and warranty expenses offset by a decrease in average cost of the B3000 badges. Product gross margin as a percentage of revenue decreased in the 2013 period compared to the corresponding period in 2012, due primarily to a lower mix of software revenue and higher operations and warranty expenses. We do not expect the cost to manufacture the B3000 to decline substantially throughout the remainder of 2013.

Cost of service revenue for the three months ended September 30, 2013 increased $0.4 million, or 11.0%, from the three months ended September 30, 2012. This increase was primarily due to a $0.4 million increase in employee wages and other personnel costs in our services organization to support growth in customer deployments and technical support. Services headcount increased from 74 to 79 between September 30, 2012 and September 30, 2013. Service gross margin as a percentage of revenue increased in the 2013 period compared to the corresponding period in 2012 due to better utilization of our services personnel.
Nine months ended September 30, 2012 compared to nine months ended September 30, 2013.
Cost of product revenue for the nine months ended September 30, 2013 decreased $0.6 million, or 3.5%, from the nine months ended September 30, 2012. The cost of product revenue decreased primarily due to a decrease in average cost of the B3000 badges, offset by increases in operations and warranty expenses. Product gross margin as a percentage of revenue decreased due primarily to a lower mix of software revenue and higher overhead and warranty expenses, offset by lower device costs.

Cost of service revenue for the nine months ended September 30, 2013 increased $1.3 million, or 11.5%, from the nine months ended September 30, 2012. This increase was primarily due to a $1.1 million increase in employee wages and other personnel costs in our services organization to support growth in customer deployments and technical support and $0.3 million increase in extended warranty costs. Services headcount increased from 74 to 79 between September 30, 2012 and September 30, 2013. Extended warranty expenses increased $0.3 million due to increase in badges under the extended warranty program.

Operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change		2013	2012	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses:
Research and development	$3,798	$3,043	$755	24.8%	$10,830	$8,248	$2,582	31.3%
Sales and marketing	11,791	8,532	3,259	38.2	32,702	24,064	8,638	35.9
General and administrative	4,073	3,745	328	8.8	11,000	10,449	551	5.3
Total operating expenses	$19,662	$15,320	$4,342	28.3	$54,532	$42,761	$11,771	27.5

Three months ended September 30, 2012 compared to three months ended September 30, 2013.
Research and development expense. Research and development expense for the three months ended September 30, 2013 increased $0.8 million, or 24.8%, from the three months ended September 30, 2012. This increase was primarily due to the increase in personnel costs and other expenses associated with an increase in headcount from 55 to 69 from September 30, 2012 to September 30, 2013.

Sales and marketing expense. Sales and marketing expense for the three months ended September 30, 2013 increased $3.3 million, or 38.2%, from the three months ended September 30, 2012. This increase was primarily due to a $2.0 million increase in personnel and travel costs with an increase in headcount from 132 to 153 from September 30, 2012 to September 30, 2013, an increase of $0.5 million in marketing expenses, an increase of $0.4 million in stock-based compensation, and a $0.3 million increase in contractors and consultants.

General and administrative expense. General and administrative expense for the three months ended September 30, 2013 increased $0.3 million, or 8.8%, from the three months ended September 30, 2012. The increase was primarily due to a $0.5 million in stock based compensation and an increase of $0.2 million in personnel cost offset by a decrease of $0.5 million of bonus accrual.
Nine months ended September 30, 2012 compared to nine months ended September 30, 2013.
Research and development expense. Research and development expense for the nine months ended September 30, 2013 increased $2.6 million, or 31.3%, from the nine months ended September 30, 2012. This increase was primarily due to a $1.8 million increase in personnel costs and other expenses associated with the aforementioned increase in headcount, a $0.4 million increase in outside services/development due to additional external resources for R&D projects, and a $0.3 million increase in stock-based compensation.

Sales and marketing expense. Sales and marketing expense for the nine months ended September 30, 2013 increased $8.6 million, or 35.9%, from the nine months ended September 30, 2012. This increase was primarily due to a $4.4 million increase in personnel costs associated with the aforementioned increase in headcount, an increase of $1.1 million due to additional travel costs related to the increase in headcount, an increase of $1.4 million in stock-based compensation, an increase of $1.2 million in marketing expenses, and an increase of $0.5 in contractors and consultants.

General and administrative expense. General and administrative expense for the nine months ended September 30, 2013 increased $0.6 million, or 5.3%, from the nine months ended September 30, 2012. This increase was due primarily to a $1.2 million increase in stock-based compensation, a $0.6 million increase in compensation and a $0.3 million increase of outside services offset by a decrease of $1.2 million in lower bonus accruals.

Other (expense) income, net :

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Interest income	$87	$60	$27	$170	$86	$84
Interest expense	—	—	—	—	(74)	74
Other (expense) income, net	76	50	26	(55)	(1,442)	1,387
Three months ended September 30, 2012 compared to three months ended September 30, 2013.
Interest income. Interest income for the three months ended September 30, 2013 increased over the prior year period due to interest earned from higher cash balances.

Interest expense. There was no interest expense incurred for the three months ended either September 30, 2013 or September 30, 2012, as we paid down all outstanding debt after completing our initial public offering in 2012.

Other (expense) income, net. Other (expense) income for the three months ended September 30, 2013 increased modestly over the prior year period due to gain on foreign exchange rate.
Nine months ended September 30, 2012 compared to nine months ended September 30, 2013.
Interest income. Interest income for the nine months ended September 30, 2013 increased $0.1 million over the prior year period due to interest earned from higher cash balances.

Interest expense. We did not incur any interest expense in the nine months ended September 30, 2013 as we paid down all outstanding debt after completing our initial public offering in 2012.
Other (expense) income, net. Other (expense) income, net for the nine months ended September 30, 2013 increased by $1.4 million over the prior year period. The $1.5 million of other expense for the nine months ended September 30, 2012 was primarily due to non-cash interest expense related to outstanding convertible preferred stock warrants. The warrants were converted to common stock in 2012 when we completed our initial public offering. Other expense for the nine months ended September 30, 2013 of $0.1 million is primarily due to foreign exchange losses incurred due to exchange rate fluctuations.

Liquidity and capital resources
As of September 30, 2013, we had cash and cash equivalents and short-term investments of $125.2 million and no debt borrowings. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months.
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

	Nine months ended September 30,
(in thousands)	2013	2012
Consolidated Statements of Cash Flow Data:
Net cash (used in) provided by operating activities	$(3,320)	$5,814
Net cash used in investing activities	(75,393)	(74,776)
Net cash provided by financing activities	4,477	101,750
Net (decrease) increase in cash and cash equivalents	$(74,236)	$32,788

Operating activities
Cash used in operating activities was $3.3 million for the nine months ended September 30, 2013, due to a net loss of $8.6 million, that included non-cash items such as depreciation and amortization of $1.8 million for property and equipment and acquired intangible assets and stock-based compensation of $6.1 million. Accounts receivable decreased by $1.4 million, which was attributable to collections on prior periods' invoices exceeding the current periods' billings, deferred revenue increased by $1.7 million and accrued vacation increased by $0.4 million.These factors were offset by cash outflows due to a $2.5 million net reduction in accrued bonuses that reflected year-end bonus payouts, a $1.2 million net reduction in accrued liabilities for ESPP contributions withheld, a $2.2 million increase in gross inventory and a $0.5 million increase in other receivables.
Cash provided by operating activities was $5.8 million for the nine months ended September 30, 2012, due to net income of $2.1 million, increased by excluding non-cash items such as the mark to market valuation of the preferred stock warrants of $1.6 million, depreciation and amortization of $1.9 million for property and equipment and acquired intangible assets and stock-based compensation of $2.7 million. The increase in deferred revenue of $3.0 million also contributed to cash flow, offset by a decrease in accounts payable of $1.2 million, an increase in accounts receivable of $4.9 million and an increase in prepaid and other assets of $1.0 million.
Investing activities
Cash used in investing activities was $75.4 million for the nine months ended September 30, 2013, due to $113.2 million for purchases of short-term investments, partly offset by $41.3 million of short-term investment maturities, plus $3.5 million for the purchase of property and equipment and leasehold improvements. Included in these year-to-date fixed asset purchases were $1.8 million for our ERP implementation project and $0.5 million for our headquarters building expansion.
Cash used in investing activities of $74.8 million for the nine months ended September 30, 2012 was due to $87.4 million for purchases of short-term investments plus $1.4 million for the purchase of property and equipment and leasehold improvements, partly offset by $14.0 million of short-term investment maturities.
Financing activities
Cash provided by financing activities was $4.5 million for the nine months ended September 30, 2013, primarily attributable to $2.6 million from the 2013 ESPP purchases, as well as $1.4 million from stock option exercises, $0.7 million of cash from lease-related performance obligations and $0.2 million from cash exercise of common stock warrants. This was partially offset by a $0.5 million decrease for employees' taxes paid on net share settlement.
Cash provided by financing activities was $101.8 million for the nine months ended September 30, 2012, primarily attributable to the $72.2 million of April 2012 IPO proceeds, net of offering costs, the $36.0 million proceeds from our September 2012 follow-on public offering, net of offering costs, $0.9 million for the proceeds from stock option exercises and $0.7 million of cash from lease-related performance obligations. These sources of cash were offset by the $8.3 million decrease for payoff of all debt following the IPO.

Related party transactions

During the nine months ended September 30, 2013 we billed a related party, the University of Chicago Medical Center (“UCMC”), $0.5 million for consulting services. One of our board members, Sharon O’Keefe is also on the board of the UCMC. These transactions were recorded at arms-length prices.

Off-Balance Sheet Arrangements
During the nine months ended September 30, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Historically our operations have consisted of research and development and sales activities in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We are developing plans to expand our international presence. Accordingly, we expect that our exposure to changes in foreign currency exchange rates and economic conditions may increase in future periods.
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
As of September 30, 2013, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control over Financial Reporting
Except for the ongoing implementation of a sophisticated ERP system, there was no change in our internal control over financial reporting which occurred during the period covered by this Quarterly Report on Form 10-Q which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. With the “go-live” in the third quarter of 2013, the new ERP system replaced several legacy systems in which a significant portion of our business transactions originate, are processed and are recorded. The new system is intended to provide us with improved transactional processing and management tools compared to the various legacy systems and are intended to improve internal controls over financial reporting. We believe our new ERP system will facilitate better transactional reporting and oversight, improve our internal control over financial reporting and function as an important component of our disclosure controls and procedures.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business.
Securities Litigation
On August 1, 2013 a purported securities class action entitled Brado v. Vocera Communications Inc., et al. was filed in the United States District Court for the Northern District of California against us and certain of our officers, our board of directors, a former director and the underwriters for our initial public offering. A second purported securities class action, entitled Duncan v. Vocera Communications Inc., et al., was filed on August 21, 2013, also in the Northern District of California, against the same parties. On September 27, 2013, the Court ordered the matters related. The suits purport to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 for allegedly misleading statements in the registration statement for our initial public offering and in subsequent communications regarding our business and financial results. The suits are purportedly brought on behalf of purchasers of our securities between March 28, 2012 and May 3, 2013, and seek compensatory damages, rescission, fees and costs, as well as equitable and injunctive or other relief. The plaintiffs’ motion for consolidation of the actions and for appointment of lead plaintiff has been granted, and we anticipate that the plaintiffs will file an amended consolidated complaint in approximately two months.  No response to the current complaints is due at this time.

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

Although we reported net income for the year ended December 31, 2012, we have incurred significant losses in the past and reported a net loss of $8.6 million for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $62.6 million. We expect our expenses to increase due to the hiring of additional personnel and the additional operational and reporting costs associated with being a public company. If we cannot return to profitability in 2013 or 2014, our business may be harmed and our stock price could further decline.

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

To date, substantially all of our revenue has been derived from sales of our Voice Communication solution to the healthcare market and, in particular, hospitals. Any decrease in revenue from sales of our Voice Communication solution would harm our business. Sales of our Voice Communication solution to the healthcare market accounted for 92% of our revenue for both the nine months ended September 30, 2013 and the year ended 2012. In addition, we obtained a significant portion of these sales from existing hospital customers. We anticipate that sales of our Voice Communication solution will represent a significant portion of our revenue for the foreseeable future. While we are evaluating new solutions for non-healthcare markets, we may not be successful in applying our technology in all of these markets. In any event, we do not anticipate that sales of our Voice Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

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

Even if hospital personnel determine that our Voice Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints, ever increasing demands from a growing number of patients and impediments to obtaining reimbursements for their service. In addition, hospitals, including both governmental and non-governmental customers, are experiencing budgeting issues due to the ongoing effects of and uncertainty around the U.S. government sequestration and the debt ceiling, and as a consequence, we may continue to experience a slowdown and deferral of orders for our Voice Communication solution that could negatively impact our sales. We believe hospitals are currently allocating funds for capital and infrastructure improvements to benefit from recently enacted electronic medical records incentives, which may impact their ability to purchase and deploy our solution. We might not be able to sustain or increase our revenue from sales of our Voice Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

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

We have experienced significant growth in our revenues and operations in the past. Our growth has placed, and may continue to place, strains on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, acquire complementary businesses, technologies or assets, and increase our investment in research and development. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

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

We expect to incur costs associated with the investments made to support our growth before the anticipated benefits or the returns are realized, if at all. If we are unable to grow our business as expected or manage our future growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or enhancements to existing solutions. We may also fail to satisfy customer requirements, maintain quality, execute our business plan or respond to competitive pressures, which could result in lower revenue and a decline in the share price of our common stock.

Our revenue and operating results have fluctuated, and are likely to continue to fluctuate, which may make our quarterly results difficult to predict, cause us to miss analyst expectations and cause the price of our common stock to decline.

Our operating results may be difficult to predict, even in the near term, and are likely to fluctuate as a result of a variety of factors, many of which are outside of our control. We have historically obtained substantially all of our revenue from the sale of our Voice Communication solution, which we anticipate will represent the most significant portion of our revenue for the foreseeable future, as we only began offering our Secure Messaging and Care Experience solutions in the last two years.

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

Substantially all of our revenue is derived from customers in the healthcare industry, in particular, hospitals. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Developments generally affecting the healthcare industry, including new regulations or new interpretations of existing regulations, could adversely affect spending on information technology and capital equipment by reducing funding, changing ~~s in~~ healthcare pricing or delivery or creating impediments for obtaining healthcare reimbursements, which together with declining admission trends,  could cause our sales to decline and negatively impact our business. For example, the profit margins of our hospital customers are modest, and pending changes in reimbursement for healthcare costs may reduce the overall solvency of our customers or cause further deterioration in their financial or business condition.

Since 2009, three significant bills were signed into law that impact the U.S. healthcare system.  Those bills include The Health Information Technology for Economic and Clinical Health Act, enacted under Title XIII of the American Recovery and Reinvestment Act of 2009 ("HITECH Act"), the Patient Protection and Affordable Care Act ("ACA") of 2010, and the Health Care and Education Reconciliation Act of 2010. Together, these acts drive substantive changes over several years to the operating processes, reimbursements and rules governing the U.S. healthcare system.The actual end effect of these laws on the marketplace is not yet fully understood.

We believe that our healthcare customers are unsure of the impact that a number of the elements of those acts will have on their business, and cannot predict the timing and requirements of the final rules issued by HHS, making managing their business operations more difficult.  Further, as has been experienced since 2010, as these finite rules are created by HHS, a number of aspects of the acts have been interpreted, modified or delayed.  Federal budget activities also impact our customers.  The federal budget sequestration, which went into effect in March 2013, automatically cut Medicare reimbursement rates and cut federal department budgets, including at the Department of Defense, which also operates hospitals that are prospective customers. In addition, many state governments are changing or expanding their healthcare laws, adding additional complexity to understanding the potential impacts.

We are unable to predict the full impact of these new and changing rules on our hospital customers and others in the healthcare industry.  Impacts of these rules could materially affect our customers’ ability to budget for or purchase our products. The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. We cannot assure you that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones attempt to sell their products to hospitals as components of an overall communication system. Of these product categories, in-building wireless telephones represent the most significant competition for the sale of our solution. The market for in-building wireless phones is dominated by large horizontal communications companies such as Cisco Systems, Ascom and Polycom, which sold its Spectralink wireless phones business to a Sun Capital Partners’ affiliate in December 2012. In addition, the proliferation of smartphones and related applications may represent a new category of competitive offerings.

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

Our ability to sell our Voice Communication, Secure Messaging or Care Experience solutions is dependent upon our professional services and technical support teams providing high-quality services and support. Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is unsatisfactory, as has been the case with certain third-party deployments in the past, we may incur significant costs to attain and sustain customer satisfaction. As we rapidly hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners to provide high-quality services and support in markets outside the United States could also harm sales of our solutions.

The implementation of our new enterprise resource planning system could disrupt our business and adversely affect our financial results.

In the fourth quarter of 2012, we initiated a multi-year project to upgrade certain key internal systems and processes, including our enterprise resource planning (“ERP”) system and company-wide human resources management system. The first phase "go live" date was completed in the third quarter of 2013. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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

We believe that a significant opportunity exists to sell our products to healthcare facilities in the Veterans Administration and Department of Defense, or DoD. These customers require independent certification of compliance with particular requirements relating to encryption, security, interoperability and scalability. These requirements include compliance with Federal Information Processing Standard, or FIPS, 140-2 and, as to DoD facilities, certification by the Joint Interoperability and Test Command of DoD and under the DoD Information Assurance Certification and Accreditation Process. We have received certification under certain of these standards for a military-specific configuration of the Vocera communication solution incorporating the B2000 badge. We are carrying out activities intended to achieve additional certifications, including certifications applicable to the B3000 badge, expected in the first half of 2014, and future products as well. A failure on our part to comply in a timely manner with these requirements, or to maintain certification, both as to current products and as to new product versions, could adversely impact our revenue.

Our Mobility Business Unit may not be successful in selling our communications solutions in non-healthcare markets.

Our primary focus has been on selling our communications solutions to the healthcare market, with other markets addressed only opportunistically.  We recently created our Mobility Business Unit for sales efforts to customers outside the healthcare market, and it will initially focus on customers in selected industries.  We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. Our Voice Communication solution has been deployed in over 200 customers in non-healthcare markets, including hospitality, retail and libraries. Total revenue from non-healthcare customers accounted for 3% of our revenue for both the nine months ended September 30, 2013 and the year ended 2012. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if our solutions are adopted more slowly than we anticipate, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic, such as our four acquisitions completed in 2010. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating any acquired businesses, technologies or assets. If we cannot effectively integrate our Voice Communication solution with our Secure Messaging and Care Experience solutions and successfully market and sell these solutions, we may not achieve market acceptance for, or significant revenue from, these new solutions.

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

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 31.4% and 26.0% of our revenue for the nine months ended September 30, 2013 and the year ended 2012, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the nine months ended September 30, 2013 and the year ended 2012, we obtained 10.2% and 10.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

Our Voice Communication solution is highly complex and may contain software or hardware errors that could harm our reputation and operating results.

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

We face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, on August 1, 2013 and August 21, 2013, purported securities class actions were filed in the United States District Court for the Northern District of California against us and certain of our officers, our board of directors, a former director and the underwriters for our initial public offering. The suits purport to allege claims for allegedly misleading statements in the registration statement for our initial public offering and in subsequent communications regarding our business and financial results. Regardless of the outcome, these matters or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Compliance with the SEC's new rule for disclosures on sourcing of "conflict minerals" may be time consuming and costly and could adversely affect our reputation.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted a new rule that applies to companies that use certain minerals and metals, known as conflict minerals, in their products, including certain products manufactured for them by third parties. The new rule will require companies that use conflict minerals in the production of their products to  conduct diligence as to whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries and to file certain information with the SEC about the use of these minerals. We will incur additional costs to comply with the due diligence and disclosure requirements.  In addition, depending upon our findings, or our inability to make reliable findings, about the source of any conflict minerals that we use, our reputation could be harmed. While the first report is not due until 2014, we are incurring preparatory costs in 2013.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own approximately 36% of our common stock outstanding as of September 30, 2013. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders, including you, oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2013	0	$—	—	—
August 1 - August 31, 2013	2,221	4.91	—	—
September 1 - September 30, 2013	0	—	—	—
Total	2,221	$4.91	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit title

3.1
Restated Bylaws of Vocera Communications, Inc., as amended July 25, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35469) filed with the Securities and Exchange Commission on July 30, 2013).

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

VOCERA COMMUNICATIONS, INC.
Date: November 14, 2013	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2013	By:	/S/ William R. Zerella
William R. Zerella Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

3.1
Restated Bylaws of Vocera Communications, Inc., as amended July 25, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35469) filed with the Securities and Exchange Commission on July 30, 2013).

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