Form 10-K
period 2013-12-31
VOCERA COMMUNICATIONS, INC.
filed 2014-03-17
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $245 million based upon the $14.70 closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates of registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2014, there were 25,115,772 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

VOCERA COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2013

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
Overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the U.S. and internationally. Today the significant majority of our business is generated from sales of our solutions in the healthcare market, but we are working to expand our sales and marketing efforts to enter and grow in other markets. We help our healthcare customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through our Communication and Care Experience solutions. These have been installed in more than 1,200 healthcare and non-healthcare organizations worldwide.
The Communication solution, which includes an intelligent enterprise software platform, a lightweight, wearable, voice-controlled communication badge, and smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers.
At the core of our Communication solution is a patent-protected server software platform that we introduced in 2002. We have significantly enhanced and added features and functionality to this solution through ongoing development based on frequent interactions with our customers. Our software platform is built upon a scalable architecture and recognizes more than 100 spoken commands. Users can instantly communicate with others using the Vocera communication badge or through Vocera Connect and Collaboration Suite client applications for iPhone and Android smartphones, as well as through Cisco wireless IP phones. Our solution lets users communicate and collaborate with each other using voice or secure text, and unlike other solutions, allows users to reach people by their role, room number or department, without ever knowing a person’s name or phone number. The system can also broadcast emergency messages to a single department or a whole company. Our Communication solution can be integrated with nurse call, patient monitoring and other clinical systems to immediately and efficiently alert hospital workers to patient needs. In applications outside of healthcare, similar integrations are possible, such as the ability to integrate our Communication solution with hospitality workflow management solutions to improve guest satisfaction and staff productivity.
Vocera Care Experience is a hosted, software solution suite that coordinates and streamlines provider-to-patient and provider-to-provider communication across the continuum of care.  The solution is used to provide personalized patient instructions and education, to alert and notify physicians and caregivers of patients’ changing care plans or status and to track patient satisfaction prior to, during, and following hospitalization.
Our Experience Innovation Network, our thought leadership consulting division, complements our Vocera Care Experience solutions. It is a membership-based program designed to spread the adoption of leading strategies to improve patient and staff experience.

Our solutions are deployed in 970 hospitals and healthcare facilities, including large hospital systems, small and medium-sized local hospitals, and a small number of clinics, surgery centers and aged-care facilities. Over 1,200 customers, including non-healthcare users, have deployed our solutions. We sell our solutions to our healthcare customers primarily through our direct sales force in the United States, with resellers for certain U.S. Government business, and through direct sales and select distribution channels in international markets.
On January 13, 2014, we acquired certain assets of mVisum, Inc., an innovative provider of alarm management technology solutions for health systems. This new acquisition specifically addresses communications breakdowns caused by alarm fatigue experienced by healthcare workers in critical care facilities. The mVisum solution is expected to align well with our strategic vision of being the leader in integrated, intelligent communications solutions for healthcare and other mission-critical environments.
We were incorporated in Delaware on February 16, 2000. Our corporate headquarters are located at 525 Race Street, San Jose, CA 95126, and our main telephone number is (408) 882‑5100. We maintain a website at www.vocera.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.
Vocera® is our primary registered trademark in the United States. Other trademarks appearing in this document are the property of their respective holders.
Industry overview
Vocera provides communication solutions for mobile workers in healthcare, hospitality, energy, education and other industries. Healthcare is our largest vertical market. Improving communication among the mobile and highly dispersed healthcare professionals in hospitals is extremely important. Hospital communications are typically conducted through disparate systems, including overhead paging, pagers and mobile phones, often relying on written records of who is serving in specific roles during a particular shift. These legacy communication methods are inefficient, often unreliable, noisy and do not provide “closed loop” communication (in which a caller knows if a message has reached its intended recipient). These communication deficiencies can negatively impact patient safety, delay patient care and result in operational inefficiencies.
Additionally, the increasing focus on improving patients' experience is supported by federal healthcare reform legislation, which incorporates financial incentives for hospitals to improve the quality of care and patient satisfaction. A number of non-government organizations, such as The Joint Commission, are requiring improvements in patient safety and quality of care. These forces are driving hospitals to invest in technology and process improvements to manage their operations more efficiently and to improve safety, quality and cost of care and patient satisfaction. Our communication platform helps hospitals increase productivity and reduce costs by streamlining operations, and improves patient and staff satisfaction by enabling secure, integrated, and intelligent communication.
We also serve other vertical industries, including hospitality, nuclear energy and education. In the hospitality industry, our Communication solution can be used to increase guest satisfaction and loyalty, as well as staff productivity and responsiveness. In the nuclear energy industry, Vocera can be used to instantly connect people and resources to save time and steps, shorten refuel outages, and reduce the potential for worker radiation exposure. Schools can leverage our Communication solution to increase security and staff communication, and libraries can use our Communication solution to enable their librarians to be more mobile and attentive to their patrons.
Our strategy
Our goal is to extend our leadership position as a provider of communication solutions in the healthcare market and expand our communications solutions in non-healthcare markets
Key elements of our strategy include:

•
Expand our business to new U.S. healthcare customers.    As of December 31, 2013, our solutions were deployed in approximately 11% of U.S. hospitals. We believe our unified communication platform can provide significant value to both large and small hospitals. We plan to continue to add new customers among hospitals of all sizes. We have structured and incentivized our sales organization to focus on sales to new customer sites, particularly within large health systems.

•
Further penetrate our existing installed customer base.    Typically, our customers initially deploy our Communication solutions in a few departments of a hospital and gradually expand to additional departments as they come to fully appreciate the value of our solutions. We recognize the significant opportunity to up-sell and cross-sell to our existing customers, including into new hospitals that are part of an existing healthcare system customer. Key sales strategies include promoting further adoption of our Communication solution and demonstrating the value of our Care Experience solutions to our existing customers. We plan to continue expanding within our existing customers in order to grow our revenue and maintain and improve customer experience.

•
Extend our technology advantage and create new product solutions.    We intend to continue our investment in research and development to enhance the functionality of our communication solutions and further differentiate them from other competing solutions. We plan to invest in product upgrades, product line extensions and new solutions to enhance our portfolio, such as our introduction of the Collaboration Suite client application for iPhone and Android mobile platforms.

•
Pursue acquisitions of complementary businesses, technologies and assets.    We have completed five small acquisitions since 2010 to expand our solutions offering, demonstrating that we can successfully source, acquire and integrate complementary businesses, technologies and assets. We intend to continue to pursue acquisition opportunities that we believe can accelerate the growth of our business.

•
Grow our international healthcare presence.    Today, in addition to our core U.S. market, we sell primarily into other English-speaking markets, including Canada, the United Kingdom, Australia and New Zealand. As of December 31, 2013, our solutions were deployed in over 125 healthcare facilities outside the United States. We plan both to utilize our direct sales force and leverage channel partners to expand our presence in other English-speaking markets and enter non-English speaking countries. We have also introduced localized versions of our Communication solution for the French language and for English speakers in Singapore.

•
Expand our communication solutions in non-healthcare markets.    While our primary focus is on the healthcare market, we believe that our communication solutions can also provide value in non-healthcare markets. Our Communication solutions have been deployed at over 200 customers in markets beyond healthcare including hospitality, energy and other mission critical mobile work environments. Currently, this is not a material portion of our revenue, but longer term, we believe these markets could represent potential opportunities for growth.

Our products, technology and services
Our solutions include the Vocera Communication System, Vocera Care Experience suite and our Experience Innovation Network, a thought leadership collaborative. To complement our solutions, we provide services, support and education to help our customers optimize the benefits of our solutions.
Vocera Communication System
The Vocera Communication solution is comprised of a unique software platform that connects communication devices, including our hands-free, wearable, voice-controlled communication badges, and third-party mobile devices that use our software applications to become part of the Vocera system. The system transforms the way mobile workers communicate by enabling them to instantly connect with the right person simply by saying the name, function or group name of the person they want to reach, often while remaining at the point-of-care. Our system responds to over 100 spoken commands.
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
Components of the Vocera Communication System include:

•
Software platform.    At the heart of our Vocera Communication System is a patent-protected enterprise-class software platform that runs on our customers’ Windows-based servers. The intelligence of our client-server system is contained primarily within our server-software. This platform contains an optimized speech recognition engine and call management functionality. In addition, it controls the calling and messaging functions of the mobile client devices and maintains profiles for users and groups that enable customization of workflow patterns for each customer. Our scalable software platform can support multiple geographic sites and multiple facilities within a healthcare system to help clinicians stay connected to the latest status of their patients.

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

•
Communication badge.    Our communication badge is a wearable device weighing less than two ounces that operates over customers’ industry-standard Wi-Fi networks, the use of which has become increasingly prevalent in hospitals. The badge is worn clipped to a shirt or on a lanyard. It can be used to conduct hands-free communication and is the only hands-free device of its kind. It enables instant two-way voice conversations without the need to remember a phone number or use a handset. An over-the-air update mechanism seamlessly updates device software. Our badge also incorporates automatic diagnostic mechanisms that feed data on wireless network performance back to the software platform for reporting and diagnosis of problems. The Vocera B3000 badge, our fourth generation communication badge, offers improved durability, a louder speaker for noisy environments and proprietary acoustic noise reduction technology to improve speech recognition by eliminating background noise.

•
Vocera Connect.    Vocera Connect mobile applications allow Vocera customers to enable authorized users to access the voice calling capability of our system on third-party mobile devices, including iPhone, Android and other mobile devices. In 2012, we added Cisco wireless IP phones to the list of mobile devices we support. When used in a Wi-Fi environment, the Vocera Connect mobile application enables non-Vocera devices to receive voice communication initiated within the Vocera system, including role-based calls and group broadcasts. Onscreen presence information enables users to see the status of other users and instantly connect with particular individuals, functional roles or entire groups using voice commands or our click-to-connect functionality.

•
Vocera Secure Messaging. The Vocera Secure Messaging suite is a secure enterprise messaging and alerting solution that provides smartphone users robust, reliable, HIPAA-compliant delivery of critical pages, text, messages, alarms, and alerts. Users can receive and send messages from smartphones, and send through a web-based console, or through integrated third-party clinical systems. Our solution delivers text messages, alerts and other information, directly to and from smartphones. It is designed to replace paging and unsecure short message service, or SMS, systems. Our solution is comprised of an enterprise-grade software platform and client applications that run on iPhone or Android devices. The software platform provides the central intelligence, database of users and contacts and monitoring controls that display a real-time dashboard of delivery, receipt confirmations and responses.

•
Vocera Collaboration Suite. The Vocera Collaboration Suite that we recently announced will create a seamless user experience, combining the unique calling, texting, alerting and content distribution capabilities of Vocera into one, secure, easy-to-use smartphone application. Key features include support for shared and personal Apple IOS and Android devices, ability to call by name, function or group, secure and auditable delivery and response reporting for alerts and texts and management of critical alarms and messages delivery through on-call scheduling.

•
Vocera Alarm Management System. As a result of the early 2014 acquisition of mVisum, Inc., we expect to offer in mid-2014 an FDA cleared technology that acts as a secondary alarm notification system and provides clinical context, including waveforms, like ECGs, and vital signs, offering decision support and insight into the criticality of every alarm. The Alarm Management system uses patented push notification technology to connect with and distribute data from almost any hospital alarm-generating device. Configurable dashboards allow users to monitor alarms and alarm responses at the floor, nurse and individual bed levels. In addition, the suite of connected care solutions delivers patient details to physicians and specialists on their smartphone.

Vocera Care Experience
Our Vocera Care Experience solution is a hosted software suite we developed to improve patient and staff experience. Vocera Care Experience suite offers caregivers communication solutions that span the entire care continuum - before admission, during treatment and after discharge. This patient-centric solution is designed to enable hospitals and health systems to improve care quality and safety, enhance patient experience and satisfaction, simplify and automate manual tasks and procedures, improve patient satisfaction scores under the Hospital Consumer Assessment of Healthcare Providers and Systems Survey ("HCAHPS"), and otherwise increase revenue and decrease costs.
Vocera Care Experience includes the following modules:

•	Good to Go® - Live discharge instructions are recorded, and securely made available for patients, families and other care providers to review at any time, using any device.

•	Care Calls - Streamlines patient follow-up calls and workflows using best practice checklists, risk stratification information, and recorded discharge instructions.

•	Care Rounds - Measures and manages patient experience during a hospital stay in real-time to evaluate gaps in satisfaction and provide service recovery interventions.

•
Performance Analytics - Multi-dimensional dashboards identify gaps in communication, compliance and performance for each patient, by department and for the entire enterprise, across the continuum of care.

•	PCP (Primary Care Physician) Notification - Patient updates can be sent by the hospital staff via text and/or email to primary care physicians to keep them up-to-date on their patients' care.

•	SNF (Skilled Nursing Facility) Communication - Patient discharge notifications along with recorded care instructions can be sent to skilled nursing facilities, ensuring safer care transitions.

Services
Our customer-centric strategy is supported by our services and support capabilities, which help customers optimize their use of Vocera solutions and enhance users' experience with our products. Our services organization consists of the following:

•
Experience Innovation Network.    The Experience Innovation Network is a membership program that partners with healthcare provider organizations to further the development of innovations and solutions that improve patient experience and clinical and operational performance. Services offered by the Experience Innovation Network include: advisory services focused on developing organizational alignment around patient experience strategy and priorities, developing process improvement plans to increase patient and caregiver satisfaction, providing curriculum and implementation tools on topics such as improving plan of care communication, service line experience mapping, and developing physician and nurse partnerships.

Professional services.    Our professional services are key to helping customers successfully deploy, manage, update and/or expand their Vocera systems in order to gain the full benefits of our solutions. As of December 31, 2013, our professional services team consisted of 40 professionals with expertise in wireless communication, clinical workflow, end-user training, speech science and project management, approximately half of whom are nurses who understand and can assist clients in addressing the challenges of clinical communication issues. We offer a full suite of services, including clinical workflow design, wireless assessment, solution configuration, training and project management, enabling customers to integrate our solutions and improve workflow efficiency and staff productivity. We also provide classroom and distance learning curricula for systems administrators, information technology professionals and clinical educators.

•
Technical support.    We provide 24x7 technical support to our customers through our support centers in San Jose, California; Toronto, Canada; Knoxville, Tennessee and Reading, United Kingdom. As of December 31, 2013, our technical support team consisted of 41 technical support professionals with expertise in wireless, telephony, integration, servers and client devices. Our team utilizes remote diagnostic tools to proactively assess the performance of customer systems. Each support center includes bilingual French/English engineers. We assign technical account management resources to our largest accounts to help them expand the use of our solutions and facilitate adoption of new functionality. Additional services, including an annual Remote System Health Assessment and biweekly technical webinar education, are offered as project-based consulting or through our membership collaborative.

•
Vocera University. We provide hands-on, interactive educational experience through classroom training, distance learning or customized courseware covering best practices, implementation and use of our solutions. Training courses are provided for systems administrators, IT professionals, as well as industry-specific, end-user educators.

Sales and marketing
Sales
We use a direct sales model to call on hospitals and healthcare systems in the United States, the United Kingdom, Australia and New Zealand. As of December 31, 2013, we had 106 sales employees. The sales team is organized to allow us to better serve our customers and to support the different elements of our sales strategy. Certain members of the sales team focus on the development of new customer relationships with large integrated health systems and government healthcare facilities. Our compensation is structured to incentivize new account development, including higher commissions paid for new customers. We supplement our sales organization by utilizing a U.S. government-authorized reseller to facilitate our sales to Veterans Administration and Department of Defense healthcare facilities. Sales team members also focus on new customer development with smaller systems and individual hospitals. The sales team further includes account managers who focus on service and additional sales to existing customers. We enhance our sales efforts by including in our sales staff individuals with nursing backgrounds to address clinical uses with, and provide utilization advice to, customers and potential customers. We have also staffed our sales team with system engineers who focus on the technical elements of system optimization, particularly wireless, and overall product configuration. In 2013, we staffed a small team of direct sales people to focus on developing our non-healthcare business, including hospitality, energy and other mission critical mobile work environments.
We strive to hire sales people with at least 10 years of experience selling enterprise solutions in healthcare and who have experience selling in competitive and complex environments with multiple decision makers. In markets outside the United States, our sales efforts are supplemented by a select group of resellers and distributors.
In addition, as of December 31, 2013, we had 25 employees responsible for sales and services support.
Marketing
Our marketing efforts focus on product management, demand generation, sales support and brand management. We believe continuing to increase our brand recognition is important for the growth of our business. As of December 31, 2013, we had 22 employees in marketing and business development.

Our product roadmap and requirements are driven by both primary and secondary research that is continually validated with current and prospective customers. We collect customer feedback through surveys and focus groups, customer visits, a customer advisory board, user forums and participation in industry standards organizations. Our customer-centric marketing strategy is key to generating new sales leads as word of mouth advertising and testimonials are some of our most valuable marketing tools. A number of our customers have agreed to participate in video testimonials, white papers and case studies that validate the efficacy and the financial benefits of our solutions. We have been featured in numerous articles and on network television demonstrating increased patient satisfaction, streamlined hospital operations and enhanced employee safety. Additionally, we sponsor numerous customer-led webinars to demonstrate customer success and to let prospective customers hear from their peer group about the positive impact that our solutions have made on their hospitals. Many of our sales leads come from referrals of existing customers or users who have moved from a hospital already using Vocera to a new facility or health system. In 2013, we also developed marketing tools and website content to support our non-healthcare business.
Demand generation is created through high touch activities across multiple platforms including print media, phone, direct mail and e-mail campaigns and participation in tradeshows and other industry sponsored events. We use a variety of sales tools with prospective customers including collateral, ROI calculators and product videos and presentations.
Throughout 2013, we received the exclusive endorsement of AHA Solutions, a subsidiary of the American Hospital Association, for our Vocera Communication and Care Transition solutions. As part of this endorsement, we are able to participate in customer events sponsored by AHA Solutions. Further, we believe hospital customers view this endorsement as a validation of the quality of our solutions.
Customers
Our customers include 970 hospitals and other healthcare facilities, of which over 125 are outside of the United States. In addition, we have deployed our Vocera Communication solution in over 200 customers in other non-healthcare markets. Our healthcare customers include national and international health and hospital systems, large and medium-sized independent and academic hospitals, small hospitals and healthcare facilities, and U.S. governmental hospitals and care facilities. Our diverse customer base has very low customer revenue concentration. During 2013, our largest end customer represented only1.1% of revenue.

Currently, we sell primarily into English speaking markets including the United States, Canada, the United Kingdom, Australia, New Zealand and Singapore. During 2013 and 2012, non-U.S. markets represented approximately 10.5% and 10.7% of our revenue, respectively. In addition to introduction of a localized French language version of our Vocera Communication solution, we are developing plans to offer our solutions in a wider range of international markets including other non-English speaking countries.
Competition
We do not believe any single competitor offers an intelligent voice communication system to the healthcare market that allows instant, hands-free communication through voice-activated, role-based and activity-based calling using a combination of dedicated, proprietary devices as well as accommodating the use of third-party smartphones and other devices.
At this time, the primary alternative to our system consists of traditional communication methods utilizing wired phones, Wi-Fi in-building phones, smartphones, pagers and overhead intercoms.
The most significant alternative with which we compete for sales in the hospital are in-building wireless telephones. While we compete with the providers of these wireless phones in making sales to hospitals, they do not at this time purport to contain the system intelligence and convenience of our Communication solution. The market for in-building wireless phones is dominated by large communications companies such as Cisco Systems, Ascom and Spectralink.

We believe that the use of mobile smartphone apps for healthcare and the hospital will continue to expand in our target market and may represent a source of competition to our Communication solution. Our Vocera Collaboration Suite smartphone app enables these hospital workers to connect to our software platform and participate as users on our Communication system.
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
Research and development
Our continued investment in research and development is critical to our business. We have assembled teams of engineers with expertise in various fields, including software, firmware, database design, applications, speech recognition, wireless communication and hardware design. We employ research and development personnel in San Jose, California; Knoxville, Tennessee; Toronto, Canada and Bangalore, India. There were 71 full-time research and development employees as of December 31, 2013. We also utilize small teams of contractors in India and Ukraine to assist with quality assurance testing and automation, and targeted development efforts. Our research and development expenditures were $14.9 million, $11.6 million and $9.3 million in 2013, 2012 and 2011, respectively.
Intellectual property
Our success depends, in part, upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We held, as of December 31, 2013, 18 U.S. patents, including patents on many capabilities of our software platform and communication badge.  Subsequently, as of January 13, 2014, we acquired through mVisum an additional 7 U.S. patents covering additional healthcare communications technologies and had one more patent issued for a total of 26 U.S. Patents. The expiration dates of these patents range from 2018 through 2029. One or more utility patents have also been issued in Australia, Canada, India, Japan and the European Patent Office (with validation in Germany, France, the United Kingdom and the Netherlands). A European Community design patent has been issued that protects the design in multiple European jurisdictions. We have five patent applications pending in the United States, and one or more utility patent applications are pending in Canada and at the European Patent Office.
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
Manufacturing operations and suppliers
We outsource the manufacturing of our device products to original design manufacturers and a contract manufacturer, SMTC Corporation. Our communication badge is currently built in Mexico using custom tools and test equipment owned by us. Initial volumes of new products may be manufactured by our contract manufacturer in U.S. facilities. Most of our accessories, including batteries, chargers and attachments, are built by original design manufacturers in Asia.
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
Employees
As of December 31, 2013, we had 383 employees, consisting of 27 in manufacturing and quality operations, 71 in research and development, 153 in sales and marketing, 81 in services and 51 in general and administrative. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider current employee relations to be good.

Backlog
Our backlog of undelivered orders was $24.4 million and $16.0 million at December 31, 2013 and 2012, respectively. Of the current backlog, all but $3.8 million is expected to be delivered in 2014.
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
HIPAA privacy and security standards
In connection with our healthcare communications business, we handle and have access to personal health information on behalf of our customers. Accordingly, in the United States, we are subject to the Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers engaged in electronic transactions, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009 included sweeping expansion of HIPAA’s privacy and security standards as reflected in the Health Information Technology for Economic and Clinical Health Act, ("HITECH"). Among other things, the new law makes certain HIPAA privacy and security standards directly applicable to “business associates” - independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Most of our customers are covered entities under HIPAA and, to the extent that we handle personal health information on their behalf, we are their “business associates” and are subject to HIPAA and associated contractual obligations, as well as comparable state privacy and security laws.
In addition, we are subject to privacy and security regulations in other jurisdictions. For example, the EU adopted the Data Protection Directive or "DPD" (officially Directive 95/46/EC ), imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities.
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
Medical device regulation
The U.S. Food and Drug Administration ("FDA") regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. We have concluded that our communication products are general-purpose communication devices not subject to FDA regulation. However, either the FDA could disagree with our conclusion or changes in our product or the FDA’s evolving regulations could lead to the imposition of medical device regulation on our products. In this event, we would be subject to extensive regulatory requirements, including the expense of compliance with Medical Device Reporting and Quality System regulation and the potential of liability for failure to comply, and we could be required to obtain 510(k) clearance or premarket approval of our products from the FDA prior to commercial distribution. Some of the new products acquired as a result of the mVisum acquisition are regulated by the FDA as Class II medical devices under applicable law and FDA regulations, including being subject to the new 2.3% excise tax under the Affordable Care Act. Class II devices are devices classified by the FDA as posing a moderate to high risk and therefore subject to both “general controls” and “special controls”, as such terms are defined in the Food, Drug and Cosmetics Act. Further, for other products we could become subject to the 2.3% excise tax if the FDA were to determine in the future that they constitute medical devices.
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
Information about segment and geographic revenue
Information about segment and geographic revenue is set forth in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income (loss) for the years ended December 31, 2013, 2012 and 2011, and our total assets as of December 31, 2013 and 2012, is included in our Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Executive officers

The names of our executive officers, their ages as of March 12, 2014, and their positions are shown below.

Name	Age	Position
Robert J. Zollars	56	Executive Chairman
Brent D. Lang	46	President and Chief Executive Officer
William R. Zerella	57	Chief Financial Officer
Jay M. Spitzen, Ph.D., J.D.	64	General Counsel and Corporate Secretary
M. Bridget Duffy, M.D.	54	Chief Medical Officer
Paul Johnson	50	Executive Vice President of Sales and Services

The Board chooses executive officers, who then serve at the Board’s discretion. There is no family relationship between any of our directors or executive officers.

Robert J. Zollars assumed the role of Executive Chairman effective June 1, 2013. Mr. Zollars served as our Chairman of the Board and Chief Executive Officer and director from June 2007 through May 2013. From May 2006 to May 2007, he served as chief executive officer of Wound Care Solutions, Inc., an operator of outsourced chronic wound care centers. From June 1999 to March 2006, Mr. Zollars served as chief executive officer and chairman of the board of directors of Neoforma, Inc., a healthcare technology company. From January 1997 to June 1999, Mr. Zollars served as executive vice president and group president of Cardinal Health, Inc., a supplier of health care products and services, where he was responsible for five wholly-owned subsidiaries. From 1985 to 1997, Mr. Zollars served as a division president of four different operating units at Baxter International, Inc., a medical instrument and supply company. From 1979 to 1985, Mr. Zollars served as area vice president and in various other capacities at American Hospital Supply Corporation, a medical supply company, which was acquired by Baxter International in 1985. Since February 2005, Mr. Zollars has served on the board of directors of Diamond Foods, Inc., and as its chairman since February 2012. Since May 2004, he has also served on the board of directors of VWR International, LLC, a scientific equipment distributor. Since December of 2013, he also serves on the board of directors of Five9, a SaaS based call center software provider. Mr. Zollars graduated magna cum laude with a B.S. degree in Marketing from Arizona State University and earned an M.B.A. degree in Finance from John F. Kennedy University.

Brent D. Lang assumed the role of President and Chief Executive Officer effective June 1, 2013. Mr. Lang served as our President and Chief Operating Officer from October 2007 through May 2013. From February 2007 to October 2007, he served as our Executive Vice President, from January 2007 to June 2007, he served as our Acting Chief Executive Officer, and from June 2001 through January 2007, he served as our Vice President of Marketing and Business Development. From September 1995 to June 2001, Mr. Lang served as senior director of marketing for 3Com Corporation, a networking company, where he was responsible for 3Com’s digital home products. From June 1991 to June 1993, Mr. Lang worked as a strategy consultant for Monitor Company, Inc., a consulting firm, advising Fortune 500 companies. Mr. Lang earned a B.S. degree in Industrial and Operations Engineering from the University of Michigan and an M.B.A. degree from the Stanford University Graduate School of Business.

William R. Zerella has served as our Chief Financial Officer since October 2011. From July 2006 to September 2011, he served as chief financial officer for Force10 Networks Inc., a networking company which was acquired by Dell Inc. in August 2011. From December 2004 to June 2006, Mr. Zerella served as chief financial officer at Infinera Corporation, a manufacturer of high-capacity optical transmission equipment for the service provider market. From 2001 to November 2004, Mr. Zerella served as chief financial officer at Calient Networks, Inc., a manufacturer of switches for directing signals in fiber-optic communications networks. Prior to Calient, Mr. Zerella held various other senior level financial and business management positions at companies including GTECH Corporation and Deloitte & Touche LLP. Mr. Zerella graduated magna cum laude with a B.S. degree in Accounting from the New York Institute of Technology and earned an M.B.A. degree from the Leonard N. Stern School of Business at New York University and is a Certified Public Accountant (inactive).

Dr. Jay M. Spitzen has served as our General Counsel since April 2011 and as our Corporate Secretary since June 2011. Dr. Spitzen has served as our counsel since our founding in February 2000. From 1994 to 2000, he was a partner at Gray Cary Ware & Freidenrich LLP (now DLA Piper LLP), a law firm. From September 1988 to 1994, Dr. Spitzen was an attorney with Ware & Freidenrich P.C., a law firm. From 1982 to 1985, he held positions as an engineering manager and vice president of planning for Convergent Technologies, Inc., a workstation company that he co-founded in 1979. From 1978 to 1979, Dr. Spitzen was a staff scientist with Xerox Corporation, a document management company. From September 1974 to March 1978, he worked as a software engineer with SRI International, Inc., an independent, nonprofit research institute. Dr. Spitzen earned an A.B. degree in Applied Mathematics from Harvard College, Ph.D. and S.M. degrees in Applied Mathematics from Harvard University, and a J.D. degree from Harvard Law School.

M. Bridget Duffy, M.D. has served as our Chief Medical Officer since January 2013 and as the Chief Executive Officer of ExperiaHealth from November 2010 to December 2012. From July 2007 to June 2009, Dr. Duffy served as chief experience officer of the Cleveland Clinic, a non-profit academic medical center. Dr. Duffy earned her Doctor of Medicine in June 1991 from the University of Minnesota and currently holds a Physician and Surgeon license in both the states of Minnesota and California.

Paul Johnson has served as our Executive Vice President of Sales and Services since October 2013. From August 2013 to October 2013, Mr. Johnson served as Vice President of Sales at Digital Insight, a provider of online and mobile banking solutions.  Mr. Johnson served as Vice President of Sales and Relationship Management at Intuit’s Financial Services Division (which was renamed Digital Insight following Intuit’s sale of this business in August 2013) from January 2011 to August 2013. From November 2007 to December 2010, he served as the Executive Vice President, North America, Sage Business Solutions for Sage Software, Inc., a provider of business management software and services.  In addition, Mr. Johnson previously served in various sales and services functions at International Business Machines Corporation. Mr. Johnson earned his M.B.A and B.S degrees in Business Administration from the University of Southern California.
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

We have incurred significant losses in the past and reported a net loss of $10.5 million for the year ended December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $64.4 million. If we cannot achieve profitability in future periods, our business may be harmed and our stock price could further decline.

Our ability to be profitable in the future depends upon continued demand for our communication solutions from existing and new customers. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to improve patient safety and satisfaction and increase hospital efficiency and productivity, and to bring value to customers outside of healthcare. Additionally, further adoption of our solutions in non-healthcare markets depends on our ability to modify our products to successfully respond to the challenges in those markets and our sales efforts to reach the customers in those markets. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of orders, the pricing and costs of our solutions, macroeconomic conditions affecting the health care industry and the extent to which we invest in sales and marketing, research and development and general and administrative resources.

We depend on sales of our Vocera Communication solution in the healthcare market for substantially all of our revenue, and any decrease in its sales would harm our business.

To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Any decrease in revenue from sales of our Vocera Communication solution would harm our business. Sales of our Vocera Communication solution to the healthcare market accounted for 91% and 92% of our revenue for the years ended December 31, 2013 and 2012, respectively. In addition, we obtained a significant portion of these sales from existing hospital customers. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future. While we are evaluating new solutions for non-healthcare markets, we may not be successful in applying our technology in any of these markets, or in selling our solutions to customers in these markets. We do not anticipate that sales of our Vocera Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

Our success depends in part upon the deployment of our Vocera Communication solution by new hospital customers, the expansion and upgrade of our solution at existing customers, and our ability to continue to provide on a timely basis cost-effective solutions that meet the requirements of our hospital customers. Our Vocera Communication solution requires a substantial upfront investment by customers. Typically, our hospital customers initially deploy our solution for specific users in specific departments before expanding our solution into other departments or for other users. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital.

Even if hospital personnel determine that our Vocera Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints, ever increasing demands from a growing number of patients and impediments to obtaining reimbursements for their service. In addition, hospitals, including both governmental and non-governmental customers, are experiencing budgeting issues due to the ongoing effects of and uncertainty around the continuing impact of federal government sequestration on Medicare reimbursement rates and the federal budget, as well as continuing changes in the implementation of the Patient Protection and Affordable Care Act of 2010 ("ACA") and other healthcare reform legislation. As a consequence, we may continue to experience a slowdown and deferral of orders for our Vocera Communication solution that could negatively impact our sales. We believe hospitals are currently allocating funds for capital and infrastructure improvements to benefit from electronic medical records incentives and, for compliance with ICD-10 diagnosis coding requirements, which may impact their ability to purchase and deploy our solution. We might not be able to sustain or increase our revenue from sales of our Vocera Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to twelve months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, we experienced elongated sales cycles due to uncertainty surrounding healthcare reform and lower hospital admission trends in 2013. At this time, hospitals in the U.S. face significant uncertainty over the continuing impact of federal government sequestration, the country’s debt ceiling and federal budget, and continuing changes in the implementation and deadlines for compliance with the ACA and other healthcare reform legislation, as well as potential future statutes and rulemaking.

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

Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions; and

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance.

Developments in the healthcare industry and governing regulations could negatively affect our business.

Substantially all of our revenue is derived from customers in the healthcare industry, in particular, hospitals. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Developments generally affecting the healthcare industry, including new regulations or new interpretations of existing regulations, could adversely affect spending on information technology and capital equipment by reducing funding, changing healthcare pricing or delivery or creating impediments for obtaining healthcare reimbursements, which together with declining admission trends,  could cause our sales to decline and negatively impact our business. For example, the profit margins of our hospital customers are modest, and pending changes in reimbursement for healthcare costs may reduce the overall solvency of our customers or cause further deterioration in their financial or business condition.

Since 2009, three significant bills were signed into law that impact the U.S. healthcare system.  Those bills include The Health Information Technology for Economic and Clinical Health Act, enacted under Title XIII of the American Recovery and Reinvestment Act of 2009 ("HITECH Act"), the ACA, and the Health Care and Education Reconciliation Act of 2010. Together, these acts drive substantive changes over several years to the operating processes, reimbursements and rules governing the U.S. healthcare system. The actual end effect of these laws on the marketplace is not yet fully understood.

We believe that our healthcare customers are unsure of the impact that a number of the elements of those acts will have on their business, and cannot predict the timing and requirements of the final rules issued by the U.S. Department of Health and Human Services ("HHS") for these statutes, making managing their business operations more difficult.  Further, as has been experienced since 2010, as these final rules are created by HHS, a number of aspects of the acts have been interpreted, modified or delayed. For example, sudden changes in the rules for individuals buying insurance through state or federal health insurance exchanges, and individual and employer mandates to have and offer insurance coverage, have challenged hospitals’ abilities to forecast patient utilization and revenues, and to set operational plans and budget accordingly.

Federal budget activities also impact our customers.  The federal budget sequestration, which went into effect in March 2013, automatically cut Medicare reimbursement rates and cut federal department budgets, including at the Department of Defense, which also operates hospitals that are prospective customers. We believe sequestration had a significant impact on our customers and our business in 2013. As part of the Bipartisan Budget Act of 2013, signed into law on December 26, 2013, the Medicare reimbursement rate cut established in the March 2013 sequester was maintained and extended, although the cuts to Department of Defense and its hospitals were lifted. We further believe that it is likely that additional legislative changes and rulemaking by HHS will continue. In addition, many state governments are changing or expanding their healthcare laws, adding additional complexity to understanding the potential impacts.

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

We believe that at this time the primary competition for our Vocera Communication solution consists of traditional methods using wired phones, pagers and overhead intercoms. While we believe that our system is superior to these legacy methods, our solution requires a significant infrastructure investment by a hospital and many hospitals may not recognize the value of implementing our solution.

Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones attempt to sell their products to hospitals as components of an overall communication system. Of these product categories, in-building wireless telephones represent the most significant competition for the sale of our solution. The market for in-building wireless phones is dominated by communications companies such as Cisco Systems, Ascom and Spectralink. In addition, the proliferation of smartphones and related applications may represent a new category of competitive offerings.

While we do not have a directly comparable competitor that provides a richly featured Vocera Communication system for the healthcare market, we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition.

If we fail to offer high-quality services and support for any of our solutions, our ability to sell those solutions will be harmed.

Our ability to sell our Vocera Communication or Care Experience solutions is dependent upon our professional services and technical support teams providing high-quality services and support. Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is unsatisfactory, as has been the case with certain third-party deployments in the past, we may incur significant costs to attain and sustain customer satisfaction. As we rapidly hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners to provide high-quality services and support in markets outside the United States could also harm sales of our solutions.

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

We depend on sole and limited source suppliers for several hardware components of our Vocera Communication solution, including our batteries and integrated circuits. We purchase inventory generally through individual purchase orders. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. These suppliers typically rely on purchase orders rather than long-term contracts with their suppliers, and as a result, even if available, the supplier may not be able to secure sufficient materials at reasonable prices or of acceptable quality to build our components in a timely manner. Any of these circumstances could cause interruptions or delays in the delivery of our solutions to our customers, and this may force us to seek components from alternative sources, which may not have the required specifications, or be available in time to meet demand or on commercially reasonable terms, if at all. Any of these circumstances may also force us to redesign our solutions if a component becomes unavailable in order to incorporate a component from an alternative source.

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

We do not have internal manufacturing capabilities and rely upon a contract manufacturer, SMTC Corporation, ("SMTC"), to produce the primary hardware component of our Vocera Communication solution. We have entered into a manufacturing agreement with SMTC that is terminable by either party with advance notice and that may also be terminated for a material uncured breach. We also rely on original design manufacturers, or ODMs, to produce accessories, including batteries, chargers and attachments. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. If SMTC or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solutions to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.
SMTC or ODMs may experience problems that could impact the quantity and quality of components of our Vocera Communication solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. SMTC and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner. The majority of the components of our Vocera Communication solution are manufactured in Asia or Mexico and adverse changes in political or economic circumstances in those locations could also disrupt our supply and quality of components of our solutions.
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

If hospitals do not have and are not willing to install, upgrade and maintain the wireless infrastructure required to effectively operate our Vocera Communication solution, then they may experience technical problems or not purchase our solution at all.

The effectiveness of our Vocera Communication solution depends upon the quality and compatibility of the communications environment that our healthcare customers maintain. Our solutions require voice-grade wireless, or Wi-Fi, installed through large enterprise environments, which can vary from hospital to hospital and from department to department within a hospital. Many hospitals have not installed a voice-grade wireless infrastructure. If potential customers do not have a wireless network that can properly and fully interoperate with our Vocera Communication solution, then such a network must be installed, or an existing Wi-Fi network must be upgraded or modified, for example, by adding access points in stairwells, for our Vocera Communication solution to be fully functional. The additional cost of installing or upgrading a Wi-Fi network may dissuade potential customers from installing our solution. Furthermore, if changes to a customer's physical or information technology environment cause integration issues or degrade the effectiveness of our solution, or if the customer fails to upgrade or maintain its environment as may be required for software releases or updates or to ensure our solution's effectiveness, the customer may not be able to fully utilize our solution or may experience technical problems, or these changes may impact the performance of other wireless equipment being used. If such circumstances arise, prospective customers may not purchase or existing customers may not expand their use of or deploy upgraded versions of our Vocera Communication solution, thereby harming our business and operating results.

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

Our expanded efforts to sell our communications solutions in non-healthcare markets may not be successful.

Our primary focus has been on selling our communications solutions to the healthcare market, with other markets addressed only opportunistically.  We recently expanded our sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been deployed in over 200 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3% of our revenue for both the years ended December 31, 2013 and 2012. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if our solutions are adopted more slowly than we anticipate, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements, or that sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our Vocera Communication solution. We also may incur substantial costs or delays in the manufacture of any additional new products or models as we seek to optimize production methods and processes at our contract manufacturer. In addition, we expect that we will at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

If we do not achieve the anticipated strategic or financial benefits from our acquisitions or if we cannot successfully integrate them, our business and operating results could be harmed.

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic, such as our recent mVisum acquisition. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating any acquired businesses, technologies or assets. If we cannot effectively integrate our Vocera Communication solution with our Secure Messaging and Care Experience solutions and successfully market and sell these solutions, we may not achieve market acceptance for, or significant revenue from, these new solutions.

Integrating newly acquired businesses, technologies and assets could strain our resources, could be expensive and time consuming, and might not be successful. Our recent acquisition exposes us and we will be further exposed, if we acquire or invest in additional businesses, technologies or assets, to a number of risks, including that we may:

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

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 31% and 26% of our revenue for the years ended December 31, 2013 and 2012, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the years ended December 31, 2013 and 2012, we obtained 10.5% and 10.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

Our solutions are highly complex and may contain software or hardware errors that could harm our reputation and operating results.

Our solutions incorporates complex technology, is deployed in a variety of complex hospital environments and must interoperate with many different types of devices and hospital systems. While we test the components of our solutions for defects and errors prior to release, we or our customers may not discover a defect or error until after we have deployed our solution, integrated it into the hospital environment and our customer has commenced general use of the solution. In addition, our solutions in some cases are integrated with hardware and software offered by “middleware” vendors in order to interoperate with nurse call systems, device alarms and other hospital systems. If we cannot successfully integrate our solution with these vendors as needed or if any hardware or software of these vendors contains any defect or error, then our solution may not perform as designed, or may exhibit a defect or error.

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

In 2012 we began offering our badges and related hardware accessories to our customers through multi-year equipment lease agreements. In connection with each sale, we recognize product-related revenue at the net present value of the lease payment stream once our obligations related to such sale have been met. We plan to sell the bulk of these leases, including the related accounts receivables, to third party lease finance companies on a non-recourse basis. We will have to retain unsold leases in-house, which will expose us to the creditworthiness of such equipment lease customers over the lease term. For the leases that we retain in-house, our ability to collect payments from a customer or to recognize revenue for the sale could be impaired if the customer fails to meet its obligations to us such as in the case of its bankruptcy filing or deterioration in its financial position, or has other creditworthiness issues, any of which could harm our revenue and operating results.

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

Some of our solutions are and others could become subject to regulation by the U.S. Food and Drug Administration or similar foreign agencies, which could increase our operating costs.

We provide products that may become subject to regulation by the FDA, and similar agencies in other countries, or the jurisdiction of these agencies could be expanded in the future to include our solutions. The FDA regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. Although we have concluded that our wireless badge is a general-purpose communications device not subject to FDA regulation, the FDA could disagree with our conclusion, or changes in our solutions or the FDA’s evolving regulation could lead to FDA regulation of our solutions. If these products were deemed to be medical devices, they would be subject to the 2.3% excise tax under the Affordable Care Act. Canada and many other countries in which we sell or may sell our solutions could also have similar regulations applicable to our solutions, some of which may be subject to change or interpretation. We may incur substantial operating costs if we are required to register our solutions or components of our solutions as regulated medical devices under U.S. or foreign regulations, obtain premarket approval from the FDA or foreign regulatory agencies, and satisfy the extensive reporting requirements. In addition, failure to comply with these regulations could result in enforcement actions and monetary penalties. A clinical communications product acquired from mVisum, Inc. is regulated by the FDA as a Class II medical device.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, beginning with the year ending on December 31, 2013, we must obtain confidence in our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. To the extent we find a material weakness or other deficiency in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.
Multiple negative consequences could ensue if a material weakness in our internal control over financial reporting is identified in the future, or we are not able to comply with the requirements of Section 404 in a timely manner or we do not maintain effective controls. For example, our reported financial results could be materially misstated or could be restated, we could receive an adverse opinion regarding our controls from our independent registered public accounting firm (once such opinion is required under the Sarbanes-Oxley Act), or we could be subject to investigations or sanctions by regulatory authorities. All of these outcomes would require additional financial and management resources, and the market price of our stock could decline.
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

We are currently, and may in the future become, subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, on August 1, 2013 and August 21, 2013, purported securities class actions were filed in the United States District Court for the Northern District of California against us and certain of our officers, our board of directors, a former director and the underwriters for our initial public offering. The suits purport to allege claims for allegedly misleading statements in the registration statement for our initial public offering and in subsequent communications regarding our business and financial results. Regardless of the outcome, these matters or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Compliance with the SEC's new rule for disclosures on sourcing of "conflict minerals" may be time consuming and costly and could adversely affect our reputation.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted a new rule that applies to companies that use certain minerals and metals, known as conflict minerals, in their products, including certain products manufactured for them by third parties. The new rule will require companies that use conflict minerals in the production of their products to  conduct diligence as to whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries and to file certain information with the SEC about the use of these minerals. We will incur additional costs to comply with the due diligence and disclosure requirements.  In addition, depending upon our findings, or our inability to make reliable findings, about the source of any conflict minerals that we use, our reputation could be harmed. The first conflict minerals report is due June 2, 2014. To date, we have not incurred any material incremental costs, but we may in the future.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own approximately 52% of our common stock outstanding as of December 31, 2013. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders, including you, oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.
Our stock price could decline due to the substantial number of outstanding shares of our common stock that are available for sale on the public market.
All of our outstanding shares are freely tradable without restrictions or further registration under the federal securities laws, except for shares held by directors, executive officers and other affiliates which are subject to volume limitations under Rule 144 of the Securities Act of 1933 and various vesting agreements.  If the holders of substantial amounts of such freely tradable shares sell, or indicate an intention to sell, the trading price of our common stock could decline.  Additional shares subject to outstanding warrants, outstanding options and RSUs, or reserved for future issuance under our equity incentive and employee stock purchase plans, could also become available for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.

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

Location	Approximate square feet	Primary use	Lease expiration date
San Jose, California	70,000	Corporate headquarters and product warehousing	April 1, 2016
Knoxville, Tennessee	7,502	Development, sales and support	March 31, 2016
San Francisco, California	3,093	Vocera Care Experience offices	May 31, 2014
Toronto, Canada	4,260	Development, sales and support	April 30, 2017
Reading, United Kingdom	1,000	Sales and support	December 31, 2014

Item 3.	Legal Proceedings
On August 1, 2013 a purported securities class action entitled Brado v. Vocera Communications Inc., et al. was filed in the United States District Court for the Northern District of California against us and certain of our officers, our board of directors, a former director and the underwriters for our initial public offering. A second purported securities class action, entitled Duncan v. Vocera Communications Inc., et al., was filed on August 21, 2013, also in the Northern District of California, against the same parties. On September 27, 2013, the Court ordered the matters related. The suits purport to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 for

allegedly misleading statements in the registration statement for our initial public offering and in subsequent communications regarding our business and financial results. The suits are purportedly brought on behalf of purchasers of our securities between March 28, 2012 and May 3, 2013, and seek compensatory damages, rescission, fees and costs, as well as equitable and injunctive or other relief. The plaintiffs’ motion for consolidation of the actions and for appointment of lead plaintiff has been granted, and we anticipate that the plaintiffs will file an amended consolidated complaint. No response to the current complaints is due at this time.
Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flow. We have not established any reserve for any potential liability relating to this lawsuit.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business.

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

	High	Low
Year ending December 31, 2013
First Quarter	$29.47	$21.32
Second Quarter	$23.96	$11.99
Third Quarter	$19.71	$13.72
Fourth Quarter	$18.99	$14.71

	High	Low
Year ending December 31, 2012
First Quarter (beginning March 28, 2012)	$24.91	$20.20
Second Quarter	$28.15	$20.70
Third Quarter	$32.97	$24.17
Fourth Quarter	$31.25	$22.11

Holders of Common Stock
As of March 10, 2014, we had 80 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance

This stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Vocera Communications, Inc. under the Securities Act or the Exchange Act.
The following stock performance graph compares the cumulative total return provided to holders of the common stock of Vocera Communications, Inc. relative to the cumulative total returns of the New York Stock Exchange Composite Index and the Standard & Poors 1500 Health Care Technology Index since the pricing of the initial public offering of Vocera’s common stock on March 28, 2012.  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on March 31, 2012, including reinvestment of dividends, and its relative performance is tracked through December 31, 2013.

	Assumed investment date	Prior year-end performance	End of performance period
	3/28/2012	12/31/2012	12/31/2013
Vocera Communications Inc.	100.00	119.35	74.23
NYSE Composite	100.00	105.02	132.62
S&P Health Care Technology	100.00	101.94	146.38
Issuer Purchases of Equity Securities
During the three months ended December 31, 2013, we did not repurchase any of our securities.

Item 6.	Selected Financial Data
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
We derived the consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited financial statements included elsewhere in this report. We derived the consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited financial statements that do not appear in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Consolidated statements of operations data:
Total revenue	$102,498	$100,957	$79,503	$56,803	$41,139
Gross profit	64,189	64,336	47,996	35,628	25,273
Net (loss) income	(10,465)	2,893	(2,479)	1,210	(992)
Less: undistributed earnings attributable to participating securities	—	(1,366)	—	(1,210)	—
Net (loss) income attributable to common stockholders	$(10,465)	$1,527	$(2,479)	$—	$(992)

Net (loss) income per share attributable to common stockholders
Basic and diluted	$(0.43)	$0.08	$(0.74)	$0.00	$(0.49)
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	24,621	17,979	3,370	2,223	2,039
Diluted	24,621	20,608	3,370	2,846	2,039

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$127,676	$127,510	$14,898	$8,642	$8,931
Total assets	173,107	167,305	49,818	33,933	19,801
Total borrowings	—	—	8,333	5,405	1,777
Convertible preferred stock warrant liability	—	—	1,853	1,127	802
Convertible preferred stock	—	—	53,013	52,758	52,758
Total stockholders’ equity (deficit)	125,563	123,125	(49,399)	(50,364)	(53,372)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Business overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the U.S. and internationally. Today the significant majority of our business is generated from sales of our solutions in the healthcare market, but we are working to expand our sales and marketing efforts to enter and grow in other markets. We help our healthcare customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through our Communication and Care Experience solutions. These have been installed in more than 1,200 healthcare and non-healthcare organizations worldwide.
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
We primarily sell products and maintenance services directly to end users. To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution, including product maintenance and related services. Revenue grew 1.5% to $102.5 million in 2013 from $101.0 million in 2012, and our 2012 revenue grew 27.0% from $79.5 million in 2011. For the year ended December 31, 2013 we recorded a net loss of $10.5 million. For the year ended December 31, 2012, we recorded a net income of $2.9 million and net income attributable to common stockholders of $1.5 million.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We are not reliant on any one customer. For 2013, our largest end customer represented only 1.1% of revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom and Australia, most of our customers are located in the United States. International customers represented 10.5% and 10.7% of our revenue in 2013 and in 2012, respectively. We are developing plans to expand our presence in other English speaking markets and enter non-English speaking markets.
2013 was a challenging year for our U.S. hospital customers. Many hospitals responded to the federal budget sequestration in March 2013 by freezing or cutting operating and departmental budgets.
These U.S. hospital industry trends affected our ability to expand the adoption of our solutions within existing customers, which has traditionally been a key factor in our revenue growth. At the same time, however, we experienced 19% growth in new customers. New customers most often buy our solutions from capital expenditure budgets, which were less affected than departmental operating budgets. This helped offset the reduced expansion of the use of our solutions within existing customers.
Federal hospitals, which include Veterans Administration (VA) and Department of Defense (DoD), were differently affected by these healthcare reform trends. VA hospitals were specifically excluded from the sequester budget cutbacks, and we saw strong growth in VA contracts in the year. The DoD, however, was a primary target of the sequester cuts, which caused active military hospitals to cut spending budgets.
We experienced strong growth from international hospitals in 2013, although it is a small portion of our current revenues, as is our non-healthcare business in hospitality, energy and other industries with mobile workers.
Entering 2014, the rules, dates and actual impact of critical parts of the Affordable Care Act and other healthcare reform legislation remain uncertain based on the significant changes in 2013. We believe many U.S. hospitals are maintaining their cautious outlook for revenue and budgeting into 2014. At the same time, we further believe that productivity, safety and patient satisfaction are top priorities for many hospitals. With the new customer demand we experienced in 2013 for our core Vocera Communication System, plus several new products being introduced in 2014, we believe we are well positioned to help hospitals achieve those objectives.

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
Revenue is comprised of the following:

•
Product.    Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges, badge accessories, including batteries, battery chargers, lanyards, clips and other ancillary badge components. Software revenue is derived primarily from the sale of perpetual licenses to our Vocera Communication System. We derive additional software revenue from the sale of term licenses or services provided, which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of term licenses or subscription services, ratably over the applicable term.

•
Service.    We receive service revenue from sales of software maintenance, extended hardware warranties and professional services. Software maintenance is typically invoiced annually in advance, recorded as deferred revenue, and recognized as revenue ratably over the service period. Our professional services revenue is based on both time and materials, and fixed price contracts, and is recognized as the services are provided. Extended warranties are invoiced in advance, recorded as deferred revenue, and recognized ratably over the extended warranty period.

Cost of revenue.    Cost of revenue is comprised of the following:

•
Cost of product.    Cost of product is comprised primarily of materials costs, software license costs, write-offs for excess and obsolete inventory, warranty, and manufacturing overhead costs for test engineering, material requirements planning and our shipping and receiving functions. These overhead costs also include facilities, equipment depreciation, amortization of developed technology and stock-based compensation expenses. We expect material costs to vary with the product life cycle of our devices.

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

•
Sales and marketing.    Sales and marketing expenses consist primarily of employee wages, benefits and related personnel expenses, as well as trade shows, marketing programs and collateral and public relations programs. Sales commissions are earned when an order is received from a customer, and as a result, in some cases these commissions are expensed in an earlier period than the period in which the related revenue is recognized. Historically, our bookings have tended to peak in the fourth quarter of each year driving higher sales commissions, and to be lowest in the first quarter. We intend to continue to expand our direct sales force, invest in sales support functions and new marketing programs for the foreseeable future, and accordingly, expect sales and marketing expenses to increase.

•
General and administrative.    General and administrative expenses consist primarily of employee wages, benefits and related personnel expenses, consulting, accounting fees, legal fees and other general corporate expenses. We expect general and administrative expense to increase for the foreseeable future due to the significant costs we expect to incur as we continue to build and maintain the infrastructure necessary to comply with the regulatory requirements of being a public company and as we add personnel to support our growth.

Interest income, interest expense and other income (expense), net.

•
Interest income.    Interest income consists primarily of interest income earned on our cash, cash equivalent and short-term investment balances. Our interest income will vary each reporting period depending on our average cash, cash equivalent and short-term investment balances during the period and market interest rates.

•
Interest expense.    Interest expense includes interest expense related to debt and financing obligations resulting from our credit facility and security agreement, which was paid off in full on April 3, 2012. Since then interest expense has been immaterial, but could potentially fluctuate in the future with changes in our borrowings.

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
At December 31, 2013, we held a $21.0 million valuation allowance against our deferred tax assets. We review on a quarterly basis our conclusions about the appropriate amount of its deferred income tax asset valuation allowance.

Results of operations
The following table is a summary of our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

	Years ended December 31,
	2013		2012		2011
(in thousands, except percentages)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Consolidated statements of operations data:
Revenue
Product	$62,393	60.9%	$65,028	64.4%	$50,322	63.3%
Service	40,105	39.1	35,929	35.6	29,181	36.7
Total revenue	102,498	100.0	100,957	100.0	79,503	100.0
Cost of revenue
Product	21,714	21.2	21,551	21.3	17,465	22.0
Service	16,595	16.2	15,070	14.9	14,042	17.7
Total cost of revenue	38,309	37.4	36,621	36.3	31,507	39.6
Gross profit	64,189	62.6	64,336	63.7	47,996	60.4
Operating expenses
Research and development	14,915	14.6	11,618	11.5	9,335	11.7
Sales and marketing	44,928	43.8	33,432	33.1	28,151	35.4
General and administrative	14,906	14.5	14,390	14.3	11,316	14.2
Total operating expenses	74,749	72.9	59,440	58.9	48,802	61.4
(Loss) income from operations	(10,560)	(10.3)	4,896	4.8	(806)	(1.0)
Interest income	257	0.3	171	0.2	17	—
Interest expense	—	—	(84)	(0.1)	(332)	(0.4)
Other expense, net	(53)	(0.1)	(1,463)	(1.4)	(1,073)	(1.3)
(Loss) income before income taxes	(10,356)	(10.1)	3,520	3.5	(2,194)	(2.8)
Provision for income taxes	(109)	(0.1)	(627)	(0.6)	(285)	(0.4)
Net (loss) income	$(10,465)	(10.2)%	$2,893	2.9%	$(2,479)	(3.1)%
Years ended December 31, 2013 compared to December 31, 2012
Revenue:

	Years ended December 31,
	2013	2012	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Product Revenue
Device	$46,636	$47,725	$(1,089)	(2.3)%
Software	15,757	17,303	(1,546)	(8.9)
Total product revenue	62,393	65,028	(2,635)	(4.1)

Service revenue
Maintenance and support	31,559	26,237	5,322	20.3
Professional services and training	8,546	9,692	(1,146)	(11.8)
Total service revenue	40,105	35,929	4,176	11.6
Total revenue	$102,498	$100,957	$1,541	1.5
Total revenue increased $1.5 million, or 1.5%, from 2012 to 2013.

Product revenue decreased $2.6 million, or 4.1% in 2013. Device revenue decreased $1.1 million, or 2.3%, and software revenue decreased $1.5 million, or 8.9%. The 2013 decrease in device revenue, which related entirely to our Vocera Communication solution, was due primarily to a decrease in the average selling price for badges and, to a lesser extent, a slight decrease in the number of badges sold. The lower average selling price was primarily a result of a promotion in the second quarter of 2013. The list prices for our products did not change substantially in 2013. The 2013 decrease in software revenue was primarily due to a decrease in the number of server license seats sold for customer expansions for our Voice Communication solution. We believe this decrease is due to the impact on hospital operating budgets from the federal budget sequestration in March 2013 and uncertainty around the impact of healthcare reform within the US healthcare market, resulting in greater scrutiny of expenses and elongation of the sales cycle.
Service revenue increased $4.2 million, or 11.6% in 2013. Software maintenance and support revenue increased $5.3 million, or 20.3%, and professional services and training revenue decreased $1.1 million, or 11.8%. The 2013 increase in software maintenance and support revenue was primarily a result of a larger customer base but also included $2.1 million from extended warranty contracts. The 2013 decrease in professional services and training revenue was due to a reduction in the number of deployments completed in 2013, particularly related to our existing customer base.
Cost of revenue:

	Years ended December 31,
	2013	2012	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$21,714	$21,551	$163	0.8%
Service	16,595	15,070	1,525	10.1
Total cost of revenue	$38,309	$36,621	$1,688	4.6
Gross margin
Product	65.2%	66.9%	(1.7)%
Service	58.6	58.1	0.5
Total gross margin	62.6	63.7	(1.1)
Cost of product revenue increased $0.2 million, or 0.8%, from 2012 to 2013. This increase was primarily due to a $1.4 million increase in warranty expenses and a $0.7 million increase in overhead expenses, offset by decreases in product costs of $2.3 million due to lower per unit material and manufacturing costs as a result of increased unit volume. The increase in warranty expenses was primarily based on a manufacturing defect impacting a discrete batch of badges, resulting in an increase in warranty expense of $0.7 million.
Cost of service revenue increased $1.5 million, or 10.1%, from 2012 to 2013. This increase was primarily due to a $1.2 million increase in employee wages and other personnel costs in our technical support and professional services organizations to support growth in customer deployments and in our installed base.
Operating expenses:

	Years ended December 31,
	2013	2012	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$14,915	$11,618	$3,297	28.4%
Sales and marketing	44,928	33,432	11,496	34.4
General and administrative	14,906	14,390	516	3.6
Total operating expenses	$74,749	$59,440	$15,309	25.8
Research and development expense.    Research and development expense increased $3.3 million, or 28.4%, from 2012 to 2013. This increase was primarily due to an increase in employee wages and other personnel related costs of $2.3 million, a $0.4 million increase in stock compensation expenses and $0.4 million increase in other support costs. Headcount in our research and development organization increased from 59 employees at December 31, 2012 to 71 employees at December 31, 2013.
Sales and marketing expense.    Sales and marketing expense increased $11.5 million, or 34.4%, from 2012 to 2013. This increase was primarily due to a $6.6 million increase in employee wages and other personnel costs, a $1.7 million increase in stock compensation expenses, a $1.3 million increase in travel, a $1.6 million increase in marketing expenses and a $0.8 million increase in outside services, offset by a $0.5 million decrease in equipment and supplies. Headcount in our sales and marketing organization increased from 136 employees at December 31, 2012 to 153 employees at December 31, 2013.
General and administrative expense.    General and administrative expense increased $0.5 million, or 3.6%, from 2012 to 2013. This increase was due to a $1.7 million increase in stock compensation expense, a $0.6 million increase in employee wages and other personnel costs, a $0.2 million increase in outside services, offset by a $1.7 million decrease of bonus accrual and a $0.2 million decrease in administrative/other. Headcount in our general and administrative organization increased from 44 employees at December 31, 2012 to 51 employees at December 31, 2013.

	Years ended December 31,
(in thousands, except percentages)	2013	2012	Change
Non-operating income (expense) elements:
Interest income	$257	$171	$86
Interest expense	—	(84)	84
Other (expense) income, net	(53)	(1,463)	1,410

Income taxes:
Provision for income taxes	(109)	(627)	518
(Loss) income before income taxes	(10,356)	3,520	(13,876)
Effective tax rate %	(1.1)%	17.8%	(18.9)%
Interest income.    Interest income increased $0.1 million from 2012 to 2013 due to higher cash balances from the proceeds of our initial public offering and follow-on offering completed in 2012.
Interest expense.    Interest expense decreased $0.1 million from 2012 to 2013 as we paid all outstanding debt upon completion of our initial public offering.
Other income (expense), net.    Other expense decreased $1.4 million from 2012 to 2013 as 2012 included $1.6 million of expense related to the fair market value of convertible preferred stock warrants. This decrease was offset by a $0.1 million increase in interest expense related to our lease financing program and a $0.1 million increase in foreign exchange losses.
Provision for income taxes.
The $0.1 million provision on $10.4 million of pretax loss in 2013 represented a negative effective tax rate of 1.1%. For 2012, the provision of $0.6 million on the consolidated pretax income of $3.5 million represented an effective tax rate of 17.8%. The negative effective tax rate for 2013 was due primarily to the impact of pre-tax losses in the U.S. operations, offset by income taxes from foreign operations. The effective tax rate of 17.8% for 2012 is due primarily to the impact of the utilization of the valuation allowance on net deferred tax assets, together with permanent tax adjustments for stock options.

Years ended December 31, 2012 compared to December 31, 2011
Revenue:

	Years ended December 31,
	2012	2011	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Product Revenue
Device	$47,725	$37,088	$10,637	28.7%
Software	17,303	13,234	4,069	30.7
Total product revenue	65,028	50,322	14,706	29.2

Service revenue
Maintenance and support	26,237	21,439	4,798	22.4
Professional services and training	9,692	7,742	1,950	25.2
Total service revenue	35,929	29,181	6,748	23.1
Total revenue	$100,957	$79,503	$21,454	27.0

Total revenue increased $21.5 million, or 27.0%, from 2011 to 2012.
Product revenue increased $14.7 million, or 29.2% in 2012. Device revenue increased $10.6 million, or 28.7%, and software revenue increased $4.1 million, or 30.7%. The 2012 increase in device revenue, which related entirely to our Vocera Communication solution, was driven by an increase in unit sales of badges and related accessories from new customers making initial purchases, existing customers expanding deployments within their facilities to new departments and users, and customers replacing badges. The list prices for our products did not change substantially in 2012. The 2012 increase in software revenue was comprised of $3.5 million from an increase in the sale of licenses of our Vocera Communication solution to new and existing customers and $0.6 million from other software revenue.
Service revenue increased $6.7 million, or 23.1% in 2012. Software maintenance and support revenue increased $4.8 million, or 22.4%, and professional services and training revenue increased $2.0 million, or 25.2%. The 2012 increase in software maintenance and support revenue was primarily a result of a larger customer base but also included $1.0 million from extended warranty contracts and $0.3 million from other software services. The 2012 increase in professional services and training revenue included $0.9 million as a result of an increase in the number of new deployments and expansions of our Vocera Communication solution. The remaining increase in professional services and training revenue of $0.9 million was from other service offerings.
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

	Years ended December 31,
(in thousands, except percentages)	2012	2011	Change
Non-operating income (expense) elements:
Interest income	$171	$17	$154
Interest expense	(84)	(332)	248
Other (expense) income, net	(1,463)	(1,073)	(390)

Income taxes:
Provision for income taxes	(627)	(285)	(342)
Income (loss) before income taxes	3,520	(2,194)	5,714
Effective tax rate %	17.8%	(13.0)%	30.8%
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

Liquidity and capital resources

	Years ended December 31,
(in thousands)	2013	2012	2011
Consolidated statements of cash flow data:
Net cash (used in) provided by operating activities	$(1,259)	$12,294	$5,512
Net cash used in investing activities	(56,717)	(37,532)	(2,454)
Net cash provided by financing activities	5,107	102,861	3,198
Net (decrease) increase in cash and cash equivalents	$(52,869)	$77,623	$6,256
As of December 31, 2013, we had cash and cash equivalents and short-term investments of $127.7 million and no debt.

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
Proceeds from transfers of our sales-type leases to third-party financial companies are allocated between the net investment in sales-type leases and the executory cost component for remaining service obligations based on relative present value. The difference between the amount of proceeds allocated to the net investment in lease and the carrying value of the net investment in lease is included in product revenue. Proceeds allocated to the executory cost components are accounted for as financing liabilities.
We are not a capital-intensive business, nor do we expect to be in the future. During 2013, 2012 and 2011, our purchases of property and equipment were $3.8 million, $2.6 million and $2.4 million, respectively. The expenditures in 2013 included completion of the first phase of our ERP implementation in August 2013 and build out of additional leased space available in April 2013. The expenditures in 2012 included progress to date on our ERP implementation, as well as spending to support headcount growth with computer and equipment needs. The expenditures in 2011 primarily related to leasehold improvements and computer equipment to support the increase in our headcount and B3000 production equipment.
We believe that our existing sources of liquidity will satisfy our anticipated working capital and capital requirements for at least the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors, including our rate of growth, the rate at which we add personnel to generate and support future growth, and potential future acquisitions.
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
Operating activities
Cash used by operating activities was $1.3 million in 2013, due in part to the 2013 net loss of $10.5 million, together with inventory growth of $3.0 million attributable to downward revision of projections for our 2013 shipments which did not significantly reduce the lagged inventory receipt commitments until year-end , accounts receivable growth of $1.9 million, and decrease in accrued and other liabilities of $1.9 million. These were partially offset by non-cash items, including stock-based compensation of $8.7 million, higher than in 2012, and depreciation of property and equipment and intangibles amortization of $2.5 million. Additional offset was provided by the increase in deferred revenues of $4.2 million and the increase of $0.7 million in accounts payable.
Cash provided by operating activities was $12.3 million in 2012, due in part to net income in 2012 of $2.9 million, based on 3.3% higher gross margins on a 27% increase in revenues. Operating cash flow also excludes the following non-cash items: depreciation of property and equipment and intangibles amortization of $2.6 million, the mark-to-market valuation of preferred stock warrants of $1.6 million prior to our initial public offering, and stock-based compensation of $4.2 million, which was higher in 2012 than in 2011 due to the higher quantity and fair value of stock option and RSU grants. Additional operating cash inflows were generated by the $5.8 million increase in deferred revenues and $2.8 million increase in accrued and other liabilities, both driven by our continued business growth. These items were partially offset by operating cash outflows of $5.9 million for the growth-driven increase in accounts receivable, $1.3 million for the increase in prepaid expenses and other current assets, and $1.1 million for the decrease in accounts payable.
Cash provided by operating activities was $5.5 million in 2011, which was primarily due to an increase in deferred revenue of $6.3 million as a result of the increase in sales in 2011, the change in accounts payable of $3.0 million, an increase in accrued and other liabilities of $1.4 million, stock-based compensation expense of $1.5 million, changes in the valuation of preferred stock warrants and option liabilities of $1.4 million, and depreciation of property and equipment and amortization of intangible assets of $2.0 million. This was offset by a net loss of $2.5 million and change in accounts receivable of $6.7 million due to the increase in volume and the timing of product shipments during 2011. Inventory increased $1.1 million in 2011 as we began transitioning to the B3000 badge.
Investing activities
Cash used in investing activities was $56.7 million in 2013, which was primarily attributable to the purchase of short-term investments of $118.7 million, net of maturities received of $65.7 million, plus the purchase of property and equipment and leasehold improvements of $3.8 million. The short-term investment purchases primarily reflected our decision in early 2013 to migrate all investment and cash equivalents from our single asset manager into new portfolios, split between two new asset managers. The maturities reflected the proceeds from the liquidation of the former asset manager's portfolio, as well as fairly short-term maturities on the new portfolios, leading to a short-term investments balance of $88.0 million as of December 31, 2013, with the remainder invested in cash equivalents.
Cash used in investing activities was $37.5 million in 2012, which was primarily attributable to the purchase of short-term investments of $104.9 million, net of maturities received of $69.9 million, plus the purchase of property and equipment and leasehold improvements of $2.6 million. The short-term investment purchases reflected investment for higher yields of the proceeds from the April 2012 IPO and September 2012 follow-on offerings. We allowed the short-term investments to liquidate down to a $35.0 million balance as of December 31, 2012, with the difference invested in cash equivalents from the maturities.
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
Financing activities
Cash provided by financing activities was $5.1 million in 2013, which was attributable to employee stock purchase plan proceeds of $3.0 million, exercises of stock options of $1.8 million, cash from lease-related performance obligations of $0.8 million, exercise of common stock warrants of $0.2 million, partially offset by $0.7 million of taxes paid on behalf of employees for net share settlement.
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

Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2013:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$3,477	$1,540	$1,909	$28	$—
Non-cancelable purchase commitments(2)	3,115	3,115	—	—	—
Total	$6,592	$4,655	$1,909	$28	$—

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with our independent contract manufacturer and other vendors.

As of December 31, 2013 we had $216,000 of net deferred tax liabilities and $170,000 from uncertain tax positions, both recorded within other long-term liabilities. The timing and amounts of any payments which could result from the net deferred tax liabilities and unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing and amounts of any eventual payment cannot be estimated for inclusion in the table above. We do not expect a significant tax payment related to these obligations to occur within the next 12 months. Such tax contingencies are separately disclosed and discussed in Note 10.

Related party transactions

During the years ended December 31, 2013 and 2012 we billed a related party, the University of Chicago Medical Center (“UCMC”), $0.5 million in each year for consulting services and technology solutions. One of our board members, Sharon O’Keefe, is also the President of UCMC. These transactions were recorded at arms-length prices. There were no material related party transactions for UCMC in the year ended December 31, 2011. During the year ended December 31, 2013, we billed a related party, the Hewlett-Packard Company, approximately $9,200 for software and support, at arms’ length prices. Through July of 2013, John N. McMullen, one of our directors, served as Treasurer & Senior Vice President at Hewlett-Packard. There were no  material related party transactions for Hewlett-Packard in the years ended December 31, 2012 and  2011.

Off-balance sheet arrangements
During 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
For contracts that were signed prior to January 1, 2010 and were not materially modified after that date, we recognize revenue on such arrangements in accordance with the discussion under the authoritative guidance for software revenue recognition.
For revenue arrangements entered into or materially modified after January 1, 2010, we have adopted the amended October 2009 guidance from Financial Accounting Standards Board (“FASB”) for revenue recognition for tangible products containing software components that function together to deliver the products essential functionality. The new guidance also amended the multiple element arrangement accounting.
Under the new guidance, tangible products and the essential software licenses that work together with such tangible products to provide them their essential functionality are now not subject to software revenue recognition accounting rules (non-software elements), while non-essential software licenses are still governed under software revenue recognition rules (software elements).
The adoption of the amended revenue recognition guidance did not result in any significant changes to the individual deliverables to which we allocate revenue as the fair value for most of the deliverables is based on VSOE, or to the timing of revenue recognized from the individual deliverables.
We also derive revenue from the provision of hosted services on a subscription basis and software sold under term licenses. Revenue from the sale of these products and services are not sold as part of multiple element arrangements and such arrangements are recognized ratably over the term of the arrangement.

A portion of the Company's sales are made through multi-year lease agreements with customers. When these arrangements are considered sales-type leases, upon delivery of leased products to customers, the Company recognizes revenue for such products in an amount equal to the net present value of the minimum lease payments. Unearned income is recognized as part of product revenue under the effective interest method. The Company recognizes revenue related to executory costs such as extended warranty and battery refresh programs when such executory costs are incurred.

Proceeds from transfers of sales-type leases to third-party financial companies are allocated between the net investment in sales-type leases and the executory cost component for remaining service obligations based on relative present value. The difference between the amount of proceeds allocated to the net investment in lease and the carrying value of the net investment in lease is included in product revenue. Proceeds allocated to the executory cost component are accounted for initially as financing liabilities, with subsequent amortization recorded in revenue, for extended warranty and battery refresh programs, offset by interest expense.
Standard product warranties
We provide for the estimated costs of product warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific product warranty includes parts and labor over a period generally ranging from one to three years.

We provide no warranty for software. We regularly assess our estimates to evaluate the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. The total warranty expense in 2013 was $1.7 million, compared to $0.3 million in 2012. The increase in warranty expense was due to a manufacturing defect relating to a discrete batch of badges, aggregating  $0.7 million. One of the key drivers to the warranty reserve calculation is the estimated return rate of the installed base of products under standard warranty. We estimate that a 1 percentage change in the product return rate would impact the warranty expenses by $85,000 per year.
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

	Years ended December 31,
	2013	2012	2011
Expected term (in years)	5.38 - 5.43	5.23 - 5.60	5.49 - 5.73
Volatility	46.7% - 48.1%	47.9% - 48.7%	44.7% - 47.6%
Risk-free interest rate	0.81% - 1.80%	0.72% - 1.03%	0.98% - 2.48%
Dividend yield	0.0%	0.0%	0.0%
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
Restricted Stock Units
During the year ended December 31, 2012, we began incorporating restricted stock units as an element of our compensation plans. Beginning in May 2012, we granted certain employees restricted stock units, which vest one third on the first anniversary of the grant, one third on the second anniversary of the grant and one third upon the third anniversary of the grant. We did not grant any restricted stock units prior to May 2012. The grant date fair value of the RSUs is the closing market price on the date of grant; this amount is charged to expense ratably over the requisite service period. Beginning with 2012, RSU's have formed the largest form of stock compensation expense, in terms of grant type.
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
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually as of September 30th, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. No impairment was recorded in 2013, 2012 or 2011. As of December 31, 2013, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our business climate and the buying habits of our customers along with changes in the costs to provide our products and services. For the September 30, 2013 goodwill impairment test, we used the qualitative assessment permitted under recent accounting guidance, and concluded there was no goodwill impairment, without proceeding to Steps 1 and 2 of the quantitative approach.
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
Finite-lived intangible assets consist of customer relationships, developed technology, trademarks and non-compete agreements. We evaluate our intangible assets for impairment at the asset group level, which means the intangibles grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Management has concluded that the Company's asset groups align with the Company's reporting units. The intangibles assets are allocated to the Product asset group, given that the Product asset group is the lowest level for which discrete cash flow information are identifiable, independent from other assets. We assess the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2013, 2012 or 2011.
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
We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the amount of net operating losses available for income tax purposes through December 31, 2013, we had a full valuation reserve against our deferred tax assets. We continue to evaluate the realizability of our U.S. and Canadian deferred tax assets. If our financial results improve, we will reassess the need for a full valuation allowance each quarter and, if we determine that it is more likely than not the deferred tax assets will be realized, we will adjust the valuation allowance.
At December 31, 2013, we had a valuation allowance against net deferred tax assets of $21.0 million. We intend to review on a quarterly basis our conclusions about the appropriate amount of its deferred income tax asset valuation allowance. In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon our management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in our financial statements.
We include interest and penalties with income taxes on the accompanying statement of operations. Our tax years after 2009 are subject to tax authority examinations. Additionally, our net operating losses and research credits prior to 2013 are subject to tax authority adjustment.

Recently issued accounting guidance
In July 2013, the FASB issued new guidance for the gross versus net presentation of unrecognized tax benefits. The FASB concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) or other tax credit carryforward when settlement in this manner is available under the tax law. The new guidance is effective for our first quarter of 2014, applied prospectively. We have the option to apply the rule retrospectively and early adoption is permitted. Adoption of this standard is not expected to impact our financial position or results of operations.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit), comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Vocera Communications, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 17, 2014

Vocera Communications, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$39,652	$92,521
Short-term investments	88,024	34,989
Accounts receivable, net	23,543	21,697
Other receivables	882	550
Inventories	5,665	2,772
Prepaid expenses and other current assets	1,892	2,808
Total current assets	159,658	155,337
Property and equipment, net	5,365	3,631
Intangible assets, net	1,544	2,267
Goodwill	5,575	5,575
Other long-term assets	965	495
Total assets	$173,107	$167,305
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,531	$2,854
Accrued payroll and other current liabilities	9,841	11,754
Deferred revenue, current	26,133	22,451
Total current liabilities	39,505	37,059
Deferred revenue, long-term	6,398	5,882
Other long-term liabilities	1,641	1,239
Total liabilities	47,544	44,180
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of December 31, 2013 and December 31, 2012; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of December 31, 2013 and December 31, 2012; 24,967,140 and 24,229,356 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	189,966	177,081
Accumulated other comprehensive income	23	5
Accumulated deficit	(64,433)	(53,968)
Total stockholders’ equity	125,563	123,125
Total liabilities and stockholders’ equity	$173,107	$167,305
The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2013	2012	2011
Revenue
Product	$62,393	$65,028	$50,322
Service	40,105	35,929	29,181
Total revenue	102,498	100,957	79,503
Cost of revenue
Product	21,714	21,551	17,465
Service	16,595	15,070	14,042
Total cost of revenue	38,309	36,621	31,507
Gross profit	64,189	64,336	47,996
Operating expenses
Research and development	14,915	11,618	9,335
Sales and marketing	44,928	33,432	28,151
General and administrative	14,906	14,390	11,316
Total operating expenses	74,749	59,440	48,802
(Loss) income from operations	(10,560)	4,896	(806)
Interest income	257	171	17
Interest expense	—	(84)	(332)
Other (expense) income, net	(53)	(1,463)	(1,073)
(Loss) income before income taxes	(10,356)	3,520	(2,194)
Provision for income taxes	(109)	(627)	(285)
Net (loss) income	(10,465)	2,893	(2,479)
Less: undistributed earnings attributable to participating securities	—	(1,366)	—
Net (loss) income attributable to common stockholders	$(10,465)	$1,527	$(2,479)

Net (loss) income per share attributable to common stockholders
Basic and diluted	$(0.43)	$0.08	$(0.74)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	24,621	17,979	3,370
Diluted	24,621	20,608	3,370

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Years ended December 31,
	2013	2012	2011
Net (loss) income	$(10,465)	$2,893	$(2,479)
Other comprehensive income, net:
Unrealized gain on investments, net of tax	18	5	—
Comprehensive (loss) income	$(10,447)	$2,898	$(2,479)

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In Thousands, except share and per share amounts)

	Common stock		Additional paid-in capital	Accum. other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2010	2,777,094	$1	$4,017	—	$(54,382)	$(50,364)
Exercise of stock options	1,005,366	—	1,224	—	—	1,224
Vesting of early exercised stock options	—	—	217	—	—	217
Non-employee stock-based compensation expense	—	—	457	—	—	457
Employee stock-based compensation expense	—	—	1,001	—	—	1,001
ExperiaHealth performance awards	—	—	549	—	—	549
Repurchase of early exercised options	(1,970)	—	(4)	—	—	(4)
Net loss	—	—	—	—	(2,479)	(2,479)
Balance at December 31, 2011	3,780,490	$1	$7,461	—	$(56,861)	$(49,399)
Conversion of preferred stock to common stock	12,937,750	4	53,352	—	—	53,356
Issuance of common stock upon initial public offering	5,000,000	2	70,533	—	—	70,535
Issuance of common stock upon follow-on offering	1,337,500	—	35,975	—	—	35,975
Reclassification of preferred stock warrant liability into additional paid-in capital upon initial public offering	—	—	3,141	—	—	3,141
Exercise of stock options	1,073,732	—	1,684	—	—	1,684
Vesting of early exercised stock options	—	—	307	—	—	307
Cashless exercise of common stock warrants	78,487	—	—	—	—	—
Issuance of restricted stock awards	24,152	—	—	—	—	—
Non-employee stock-based compensation expense	—	—	29	—	—	29
Employee stock-based compensation expense	—	—	4,203	—	—	4,203
Income tax benefits from employee stock plans	—	—	406	—	—	406
Repurchase of early exercised options	(2,755)	—	(10)	—	—	(10)
Net income	—	—	—	—	2,893	2,893
Change in unrealized gain on available-for-sale securities	—		—	5	—	5
Balance at December 31, 2012	24,229,356	$7	$177,081	$5	$(53,968)	$123,125
Exercise of stock options	420,492	—	1,657	—	—	1,657
RSUs released and tax settlement	71,824	—	(703)	—	—	(703)
Common stock issued under employee stock purchase plan	215,039	—	2,993	—	—	2,993
Vesting of early exercised stock options	—	—	123	—	—	123
Cash exercise of common stock warrants	34,142	—	226	—	—	226
Employee stock-based compensation expense	—	—	8,667	—	—	8,667
Income tax shortfall from employee stock plans	—	—	(64)	—	—	(64)
Repurchase of early exercised options	(3,713)	—	(14)	—	—	(14)
Net loss	—	—	—	—	(10,465)	(10,465)
Change in unrealized gain on available-for-sale securities	—	—	—	18	—	18
Balance at December 31, 2013	24,967,140	$7	$189,966	$23	$(64,433)	$125,563
The accompanying notes are an integral part of these consolidated financial statements

Vocera Communications, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net (loss) income	$(10,465)	$2,893	$(2,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,542	2,615	2,010
Non-cash interest income	(71)	(18)	—
Loss on disposal of property and equipment	—	27	—
Bad debt expense (recovery)	16	—	(10)
Inventory write-down	136	224	563
Change in lease-related performance liabilities	(207)	(3)	—
Stock-based compensation expense	8,667	4,232	1,458
Excess tax benefits from employee stock plans	—	(325)	—
Change in fair value of warrant liability	—	1,631	981
Change in fair value of option liability	—	—	450
Changes in assets and liabilities
Accounts receivable	(1,861)	(5,916)	(6,670)
Other receivables	(434)	417	(74)
Inventories	(3,029)	367	(1,103)
Prepaid expenses and other assets	446	(1,348)	(263)
Accounts payable	690	(1,145)	2,969
Accrued and other liabilities	(1,887)	2,803	1,379
Deferred revenue	4,198	5,840	6,301
Net cash (used in) provided by operating activities	(1,259)	12,294	5,512
Cash flows from investing activities
Payment for purchase of property and equipment	(3,770)	(2,565)	(2,392)
Purchase of short-term investments	(118,661)	(104,869)	—
Maturities of short-term investments	65,714	69,902	—
Changes in restricted cash	—	—	(62)
Net cash used in investing activities	(56,717)	(37,532)	(2,454)
Cash flows from financing activities
Cash from lease-related performance obligations	847	1,114	—
Proceeds from borrowings	—	—	4,500
Principal payment of borrowings	—	(8,333)	(1,572)
Proceeds from initial public offering, net of offering costs	—	72,070	—
Proceeds from secondary public offering, net of offering costs	—	35,975	—
Payment for repurchase of common stock	(14)	(10)	(4)
Excess tax benefits from employee stock plans	—	325	—
Proceeds from issuance of common stock from the employee stock purchase plan	2,993	—	—
Proceeds from exercise of stock options	1,758	1,720	1,811
Tax withholdings paid on behalf of employees for net share settlement	(703)	—	—
Proceeds from exercise of common stock warrants	226	—	—
Proceeds from exercise of preferred stock warrants	—	—	2
Common stock issuance costs	—	—	(1,539)
Net cash provided by financing activities	5,107	102,861	3,198
Net (decrease) increase in cash and cash equivalents	(52,869)	77,623	6,256
Cash and cash equivalents at beginning of period	92,521	14,898	8,642
Cash and cash equivalents at end of period	$39,652	$92,521	$14,898
Supplemental cash flow information
Cash paid for interest	$—	$91	314
Cash paid for income taxes	54	556	—
Supplemental disclosure of non-cash investing and financing activities
Costs related to the initial public offering in accounts payable and accrued liabilities	—	—	86
Property and equipment in accounts payable and accrued liabilities	104	321	165
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Background
Vocera Communications, Inc. (“the Company”) is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the U.S. and internationally. Today the majority of the Company's business is from healthcare, but the Company is expanding its sales and marketing efforts to enter and grow in other markets. Vocera helps its healthcare customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through its Communication and Care Experience solutions. These have been installed in more than 1,200 healthcare and non-healthcare organizations worldwide.
The Vocera Communication System, which includes an intelligent enterprise software platform, a lightweight, wearable, voice-controlled communication badge, and smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers.
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd and Vocera Communications Australia Pty Ltd. in 2005, Vocera Hand-Off, Inc., Vocera Canada, Ltd. and ExperiaHealth, Inc. in 2010 and Vocera Communications India Private Ltd. in 2013. In August 2013, we merged Vocera Hand-Off Communications, Inc. and ExperiaHealth, Inc. into our parent company, Vocera Communications, Inc.
Since its inception, the Company has incurred significant losses and, as of December 31, 2013, had an accumulated deficit of $64.4 million. The Company has funded its operations primarily with customer payments for its products and services, proceeds from the issuance of common stock in connection with its IPO and follow-on offering and, before the IPO, from the issuances of convertible preferred stock and from borrowings under its term loan facility and the utilization of its line of credit. As of December 31, 2013, the Company had cash, cash equivalents and short-term investments of $127.7 million, primarily as a result of its two public offerings in 2012 and subsequent net cash flows.
The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least the next twelve months. Failure to generate sufficient revenue, achieve planned gross margins, or control operating costs may require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could require the Company to modify, delay or abandon some of its planned future expansion or expenditures or reduce some of its ongoing operating costs, which could harm its business, operating results, financial condition and ability to achieve its intended business objectives. If the Company raises additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, its existing stockholders could suffer significant dilution in their percentage ownership of the Company and any new securities it issues could have rights, preferences and privileges senior to those of holders of its common stock.
Basis of presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
The board of directors of the Company and its stockholders approved a 1-for-6 reverse stock split of the Company’s common and preferred shares that was effected on March 26, 2012. All share and per share information included in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split.
Use of estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, warranty reserves, inventory reserves, stock-based compensation expense, provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.
Cash, cash equivalents and short-term investments
The Company’s cash equivalents and short-term investments consist of money market funds, commercial paper, U.S. government agency notes, U.S. Treasury notes, municipal debt and corporate debt. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date. Investments with an original purchase maturity of less than three months are classified as cash equivalents, all those with longer maturities are classified as short-term investments, which are available-for-sale.
Restricted cash
Restricted cash was $0.3 million at December 31, 2013 and 2012, respectively, the majority of which is security for a corporate travel card facility and credit card processing services. All restricted cash is classified as current, under prepaids and other current assets on the consolidated balance sheet, based on the underlying terms of the arrangements.
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
The following table presents the changes in the allowance for doubtful accounts:

	Years ended December 31,
(in thousands)	2013	2012	2011
Allowance—beginning of period	$—	$—	$(10)
Provisions for bad debts	(29)	—	—
Provisions charged to other accounts	—	—	—
Recoveries from bad debts	13	—	10
Write-offs and other	10	—	—
Allowance—end of period	$(6)	$—	$—
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. At December 31, 2013 and 2012, no customer accounted for 10% or more of accounts receivable. For the years ended December 31, 2013, 2012 and 2011, no customer represented 10% or more of revenue.
Property and equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful economic lives of the assets. Assets generally have useful economic lives of three years except for leasehold improvements, which are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Purchased or developed software also generally has a three year useful economic life, except for major ERP implementations, for which the Company assumes a five year useful economic life. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs which are not considered improvements and do not extend the useful life of the assets are charged to operations as incurred.
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
Software development costs.
For internal-use software, the Company capitalizes certain internal and external costs incurred in its acquisition and creation. Capitalized internal-use software is included in property and equipment when development is complete and is amortized on a straight-line basis over the estimated useful life of the related asset, generally three years, except that five years is assumed for major ERP implementations. Per the authoritative guidance, costs incurred either before or after the period satisfying the capitalization criteria, together with costs incurred for training and maintenance, are expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, the Company capitalized costs of $2.1 million, $1.1 million and $0.3 million, respectively.
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
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2013, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in the Company's business climate and the buying habits of the Company's customers along with changes in the costs to provide the Company's products and services. The Company has identified two operating segments (Product and Service) which management also considers to be reporting units. For the 2013 goodwill impairment test, the Company used the qualitative assessment permitted under recent accounting guidance, and concluded there was no goodwill impairment, without proceeding to Steps 1 and 2 of the quantitative approach.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. Finite-lived intangible assets consist of customer relationships, developed technology, trademarks and non-compete agreements. The Company evaluates intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2013, 2012 or 2011.
Significant judgments required in assessing the impairment of goodwill and intangible assets include the identification of reporting units, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and revenue growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value as to whether an impairment exists and, if so, the amount of that impairment.
Convertible preferred stock
Prior to the Company’s IPO, the Company had issued and outstanding six series of convertible preferred stock. As of December, 31, 2011, the proceeds recorded were $53.0 million with liquidation preference of $53.6 million. Each share of preferred stock was convertible, at the option of the holder, into common stock. Series A, Series C, Series D, Series E and Series F had a conversion ratio of 1:1. Series B preferred stock had a conversion ratio of 1:1.8304. In connection with the Company’s IPO, in April 2012, each share of then-outstanding preferred stock automatically converted into common stock at the ratio described above. In the statement of shareholders' equity for the year ended December 31, 2012, this was recorded as non-cash conversion of $53.4 million from preferred stock to common stock.
Deferred Costs of Revenue
When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the Company also defers the related inventory costs for the delivered items. As of December 31, 2013 and 2012, respectively, the Company included $144,000 and $4,000 of such deferred cost of revenue as part of “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet.
Revenue recognition
The Company derives revenue from the sales of communication badges, smartphones, perpetual software licenses for software that is essential to the functionality of the communication badges, software maintenance, extended product warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the communication badges. Sales tax is excluded from reported total revenue.
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
Revenue from sales-type leases
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

For the year ended December 31, 2013, the Company transferred $2.2 million of lease receivables, recording an immaterial net gain and $0.8 million of new financing liabilities for future performance of executory service obligations. For the year ended December 31, 2012, the Company transferred $3.8 million of lease receivables, recording an immaterial net gain and $1.1 million of new financing liabilities for future performance of executory service obligations.

For lease receivables retained as of December 31, 2013 and 2012, respectively, the Company recorded $1.4 million and $0.5 million of net investment in sales-type leases, equivalent to the minimum lease payments for the delivered product.
Commissions expense
Sales commissions are recorded as sales and marketing expense and accrued current liability as orders are recorded; thus no contract acquisition costs are capitalized.
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
Advertising costs
Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising costs for the years ended December 31, 2013, 2012 and 2011 were immaterial.
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

In 2012, the Company began incorporating restricted stock awards and RSUs as an element of our compensation plans. In 2012, the Company granted certain of its directors restricted stock which vests 50% on the first anniversary of the grant, and 50% on the second anniversary of the grant. In 2013, the Company began granting certain of its directors RSUs which vest 100% on the first anniversary of the grant. In 2012, the Company began granting certain employees RSUs, which vest one third on the first anniversary of the grant, one third on the second anniversary of the grant and one third upon the third anniversary of the grant.
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
The Company has deferred tax assets, resulting from net operating losses, research and development credits and temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2013 and 2012, respectively. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets for these years.
At December 31, 2013, the Company had a valuation allowance against net deferred tax assets of $21.0 million. The Company reviews on a quarterly basis its conclusions about the appropriate amount of its deferred income tax asset valuation allowance. In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in the financial statements.
The Company includes interest and penalties with income taxes in the accompanying statement of operations. All of the Company’s net operating losses and research credit carryforwards prior to 2013 are subject to tax authority adjustment and all years after 2009 are still subject to tax authority examinations. The Company is currently not subject to any income tax audit examinations by tax authorities in any jurisdictions including U.S. federal, state and local or foreign countries.
Foreign currency translation
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar.  Accordingly, monetary assets and liabilities in non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those consolidated balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Company’s consolidated statements of operations. Translation gains and losses have not been significant to date.
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
Comprehensive income (loss)

Before 2012, there were no components of comprehensive income which were excluded from net income (loss). For the years ended December 31, 2013 and 2012, the Company had small unrealized gains on available-for-sale securities. There were no other components within other comprehensive income for the years ended December 31, 2013 or 2012.
Related party transactions

During the years ended December 31, 2013 and 2012, the Company billed a related party, the University of Chicago Medical Center (“UCMC”), $0.5 million in each year for consulting services and technology solutions. One of the Company's board members, Sharon O’Keefe, is the President of UCMC. These transactions were recorded at arms-length prices. There were no material related party transactions for UCMC in the year ended 2011. During the year ended December 31, 2013 the Company billed a related party, the Hewlett-Packard Company, approximately $9,200 for software and support, at arms’ length prices. Through July of 2013, John N. McMullen, one of the Company’s directors, served as Treasurer & Senior Vice President at Hewlett-Packard. There were no material related party transactions for Hewlett-Packard in the years ended December 31, 2012 and 2011.
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
The carrying values of the Company’s cash and cash equivalents and short-term investments approximate their fair value due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the years ended December 31, 2013, 2012 and 2011 there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
The table below summarizes the Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2013 and 2012, respectively. There were no liabilities measured at fair value on a recurring basis for these dates.

	December 31, 2013			December 31, 2012
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$22,991	$—	$22,991	$45,040	$—	$45,040
Commercial paper	—	900	900	—	32,487	32,487
U.S. government and agency securities	—	11,279	11,279	—	10,001	10,001
U.S. Treasury securities	—	5,235	5,235	—	—	—
Municipal debt securities	—	4,765	4,765	—	—	—
Corporate debt securities	—	67,055	67,055	—	—	—
Total assets measured at fair value	$22,991	$89,234	$112,225	$45,040	$42,488	$87,528
The financial accounts that are not subject to recurring fair value measurement include trade and other receivables, prepaid expenses and other current assets, total current liabilities and deferred revenues, both current and long-term. Due to their short maturities, the carrying amounts of these accounts approximate their fair values.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables display gross unrealized gains and gross unrealized losses for cash, cash equivalents and available-for-sale investments for the periods presented:

	As of December 31, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$15,451	$—	$—	$15,451
Money market funds	22,991	—	—	22,991
Commercial paper	150	—	—	150
Corporate debt securities	1,060	—	—	1,060
Total cash and cash equivalents	39,652	—	—	39,652
Short-Term Investments:
Commercial paper	750	—	—	750
U.S. government agency securities	11,275	5	(1)	11,279
U.S. Treasury securities	5,233	2	—	5,235
Municipal debt securities	4,758	7	—	4,765
Corporate debt securities	65,982	20	(7)	65,995
Total short-term investments	87,998	34	(8)	88,024
Total cash, cash equivalents and short-term investments	$127,650	$34	$(8)	$127,676

	As of December 31, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$39,982	$—	$—	$39,982
Money market funds	45,040	—	—	45,040
Commercial paper	7,498	1	—	7,499
Total cash and cash equivalents	92,520	1	—	92,521
Short-Term Investments:
Commercial paper	24,987	1	—	24,988
U.S. government agency securities	9,998	3	—	10,001
Total short-term investments	34,985	4	—	34,989
Total cash, cash equivalents and short-term investments	$127,505	$5	$—	$127,510
The Company has determined that the unrealized losses on its short-term investments as of December 31, 2013 do not constitute an "other than temporary impairment". There were no unrealized loss positions as of December 31, 2012. The unrealized losses for the short-term investments as of December 31, 2013 have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity (less than five months, weighted average) and the Company’s intent and ability to hold such loss securities until maturity.

Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of December 31, 2013
Cash and cash equivalents (1)	$39,652	$—	$39,652
Short-term investments	71,464	16,560	88,024
Cash, cash equivalents and short-term investments	111,116	16,560	127,676

Balances as of December 31, 2012
Cash and cash equivalents (1)	$92,521	$—	$92,521
Short-term investments	34,989	—	34,989
Cash, cash equivalents and short-term investments	$127,510	$—	$127,510

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.
All the above tables exclude restricted cash, primarily held in certificates of deposit, of $0.3 million as of December 31, 2013 and December 31, 2012 which is classified in prepaids and other current assets on the consolidated balance sheet.

4.	Income (loss) per share
For fiscal years preceding 2013, basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the completion of the Company’s IPO on April 2, 2012, holders of Series A through Series F preferred stock were each entitled to receive non-cumulative dividends at the annual rate of 8% per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a dividend is paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock did not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities. Additionally, the Company considers shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities as the holders of these shares have a nonforfeitable right to dividends. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income (loss) per common share.
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
For fiscal year 2013, the two-class method is not applicable due to the net loss, which must be attributed entirely to the common shareholders. Additionally, as of December 31, 2013, there are only 26,463 of participating securities, consisting of repurchasable shares issued from early exercise of options and unvested restricted shares, so that the future effect of participating securities would generally be immaterial, even in years with net income.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Years ended December 31,
(in thousands, except for share and per share amounts)	2013	2012	2011
Numerator:
Net (loss) income	$(10,465)	$2,893	$(2,479)
Less: undistributed earnings attributable to participating securities	—	(1,366)	—
Net (loss) income attributable to common stockholders	$(10,465)	$1,527	$(2,479)
Reallocation of undistributed earnings attributable to participating securities	—	32	—
Net (loss) income attributable to common stockholders for diluted net (loss) income per share	$(10,465)	$1,559	$(2,479)

Denominator:
Weighted-average shares used to compute basic net income (loss) per common share	24,621	17,979	3,370
Effect of potentially dilutive securities:
Employee stock options and restricted stock units	—	2,547	—
Stock warrants	—	82	—
Weighted average shares used to compute diluted income (loss) per common share	24,621	20,608	3,370
Net (loss) income per share
Net (loss) income per common share - basic and diluted	$(0.43)	$0.08	$(0.74)
For the years ended 2013, 2012 and 2011, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	As of December 31,
(in thousands)	2013	2012	2011
Convertible preferred stock (on an as if converted basis)	—	—	12,916
Options to purchase common stock	3,335	367	3,808
Common stock subject to repurchase	25	—	169
Warrants to purchase convertible preferred stock	—	—	213
Warrants to purchase common stock	44	—	—
Restricted stock units	623	25	—
Restricted stock awards	12	—	—

5.	Goodwill and intangible assets
Goodwill
The Company had $5.6 million of goodwill for each of the years as of December 31, 2013 and 2012. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has two reporting units: Product and Service; as of December 31, 2013 all of the Company's goodwill resides in the Product reporting unit. The Company performed the annual required test of impairment of goodwill as of September 30, 2013.  For both 2013 and 2012, the Company used the qualitative assessment permitted under authoritative accounting guidance. Among the qualitative factors considered were changes since the prior impairment in the following: industry and competitive environment, business strategy, product mix, buyer and supplier bargaining power, potential market size, consistency in operating margins and cash flows, change in reporting unit / product life cycle stage and earnings quality and sustainability. The Company’s annual impairment test did not indicate impairment at any of its reporting units. No impairment was recorded in 2013, 2012 or 2011. As of December 31, 2013, no changes in circumstances indicate that goodwill carrying values may not be recoverable.

Triggering event for impairment analysis
During the three months ended June 30, 2013, the Company experienced a 37% one-day decrease in share price following an earnings announcement on May 2, 2013 of below-guidance results for the first quarter of 2013 and reduced forward guidance for fiscal year 2013, which was considered a triggering event for further inquiry for both goodwill and the acquired intangibles. A "Step Zero" impairment assessment for goodwill and intangible assets was performed as part of this analysis, with the conclusion of no impairment of goodwill or intangibles. As of the September 30, 2013 annual assessment date, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible assets
The fair values for acquired intangible assets were determined by management relying in part on valuations performed by independent valuation specialists. Acquisition-related intangible assets are amortized over the life of the assets on an accelerated basis that approximates the expected economic benefit of the assets. This assumption results in amortization that is higher in earlier periods of the useful life. To date there has been no impairment of the Company's intangible assets. The estimated useful lives and carrying value of acquired intangible assets are as follows:

		December 31, 2013			December 31, 2012
(in thousands)	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Customer relationships	9	$2,350	$1,449	$901	$2,350	$1,117	$1,233
Developed technology	6	$1,880	$1,264	$616	$1,880	$896	$984
Trademarks	7	$70	$43	$27	$70	$30	$40
Non-compete Agreements	2	70	70	—	70	60	10
Total intangible assets, net		$4,370	$2,826	$1,544	$4,370	$2,103	$2,267
Amortization of intangible assets was $0.7 million, $0.9 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenues for developed technology and in operating expenses for the other intangibles. The estimated future amortization of acquired intangible assets as of December 31, 2013 was as follows:

(in thousands)	Future amortization
2014	567
2015	389
2016	258
2017	156
2018	106
Thereafter	68
Future amortization expense	$1,544

6.	Consolidated balance sheet components
Inventories

	December 31,
(in thousands)	2013	2012
Raw materials	$806	$23
Finished goods	4,859	2,749
Total inventories	$5,665	$2,772

Property and equipment, net

	December 31,
(in thousands)	2013	2012
Computer equipment and software	$7,345	$4,127
Furniture, fixtures and equipment	924	886
Leasehold improvements	2,125	1,654
Manufacturing tools and equipment	3,081	2,710
Construction in process	555	1,100
Property and equipment, at cost	14,030	10,477
Less: Accumulated depreciation	(8,665)	(6,846)
Property and equipment, net	$5,365	$3,631
Depreciation and amortization expense for property and equipment for the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $1.7 million, and $1.0 million, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 1.25 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

	December 31,
(in thousands)	2013	2012
Net minimum lease payments to be received	$2,597	$1,063
Less: Unearned interest income and executory revenue portion	(1,167)	(527)
Net investment in sales-type leases	1,430	536
Less: Current portion	(620)	(243)
Non-current net investment in sales-type leases	$810	$293
There were no allowances for doubtful accounts on these leases as of December 31, 2013 and 2012. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases of $0.6 million and $0.8 million as of December 31, 2013 are reported as components of the consolidated balance sheet captions "other receivables" and "other long-tern assets", respectively.
The minimum lease payments expected for future years under sales-type leases as of December 31, 2013 were as follows:

(in thousands)	Future lease payments
2014	$929
2015	806
2016	633
2017	229
Total	$2,597

Accrued payroll and other current liabilities

	December 31,
(in thousands)	2013	2012
Payroll and related expenses	$5,065	$7,845
Accrued payables	2,259	1,978
Deferred rent, current portion	490	591
Lease financing, current portion	528	212
Product warranty	840	297
Sales and use tax payable	259	397
Other	400	434
Total accrued payroll and other current liabilities	$9,841	$11,754
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
A reconciliation of the changes in the Company’s warranty reserve for 2013, 2012 and 2011 is as follows:

	Years ended December 31,
(in thousands)	2013	2012	2011
Warranty balance at the beginning of the period	$297	$983	$605
Warranty expense accrued for shipments in period	1,185	540	1,563
Changes in liability related to pre-existing warranties	536	(242)	50
Warranty settlements made	(1,178)	(984)	(1,235)
Warranty balance at the end of the period	$840	$297	$983

7.	Commitments and contingencies
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third-party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2013 and 2012, approximately $3.1 million and $4.1 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non cancelable operating leases, which will expire between April 2014 and April 2017. The San Jose, California headquarters lease ends March 31, 2016, with a single three-year extension option at rates approximating then-fair market value. Total rent expense for the years ended December 31, 2013, 2012 and 2011 was $2.0 million, $1.9 million and $1.7 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments at December 31, 2013 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2014	1,540
2015	1,475
2016	434
2017	28
Total minimum lease payments	$3,477
Indemnifications
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
Securities Litigation
On August 1, 2013, a purported securities class action entitled Michael Brado v. Vocera Communications Inc., et al. was filed in the United States District Court for the Northern District of California, against the Company and certain of its officers, its board of directors, a former director and the underwriters for the Company's initial public offering. A second purported securities class action, entitled Duncan v. Vocera Communications Inc., et al., was filed on August 21, 2013, also in the Northern District of California, against the same parties. On September 27, 2013, the Court ordered the matters related. The suits purport to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 for allegedly misleading statements in the registration statement for the Company's initial public offering and in subsequent communications regarding its business and financial results. The suits are purportedly brought on behalf of purchasers of the Company's securities between March 28, 2012 and May 3, 2013, and seek compensatory damages, rescission, fees and costs, as well as equitable and injunctive or other relief. The plaintiffs’ motion for consolidation of the actions and for appointment of lead plaintiff has been granted, and the Company anticipates that the plaintiffs will file an amended consolidated complaint. No response to the current complaints is due at this time.
Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flow. The Company has not established any reserve for any potential liability relating to this lawsuit, because this contingency is not considered probable and reasonably estimable.
From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business.

8.	Common Stock and Share-based Compensation
The Company’s certificate of incorporation, as amended, authorizes the Company to issue 100 million shares of $0.0003 par value common stock.
At December 31, 2013, the Company has reserved shares for issuance of common stock as follows:

Common Shares
Reserved under stock option plans	328,519
Exercise of warrants to purchase common stock	44,491
Total reserved for issuance	373,010

Incentive stock option plans
The Company has three equity incentive plans: the 2000 Stock Option Plan (the “2000 Plan”), the 2006 Stock Option Plan (the “2006 Plan”) and the 2012 Stock Option Plan (the “2012 Plan”). On March 26, 2012, all shares that were reserved under the 2006 Plan but not subject to outstanding awards became available for grant under the 2012 Plan. No additional shares will be issued under the 2006 Plan. The 2000 Plan terminated in March 2010 and no additional shares will be issued under this plan. All options currently outstanding under the 2000 Plan and the 2006 Plan continue to be governed by the terms and conditions of those plans. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and stock bonuses. The ISOs will be granted at a price per share not less than the fair value at date of grant. Options granted to new hires generally vest over a 4-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter, options granted as merit awards generally vest monthly over a four-year period. Options granted generally are exercisable up to 10 years. As of December 31, 2013, there were 328,519 shares remaining available for future issuance under the 2012 Plan.
Early exercise of stock options
The Company typically allows employees to exercise options granted under the 2000 and 2006 Plans prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options and reclassified to common stock as the Company’s repurchase right lapses. At December 31, 2013, 2012 and 2011, there were unvested shares in the amount of 14,360, 48,260 and 112,967, respectively, which were subject to repurchase at an aggregate price of $0.1 million, $0.2 million and $0.4 million, respectively.

Stock Option Activity
The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan and the 2012 Plan and non-plan stock option agreements:

	Options outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2012	3,187,559	$7.51	6.81	$56,362
Options granted	675,460	16.85
Options exercised	(420,492)	3.94
Options canceled	(142,102)	12.17
Options expired	(13,221)	22.47
Outstanding at December 31, 2013	3,287,204	$9.62	6.45	$24,880
Options vested and expected to vest as of December 31, 2013	3,238,937	$9.51	6.41	$24,824
Options vested and exercisable as of December 31, 2013	1,996,061	$5.82	5.05	$21,169
At December 31, 2013, there was $8.2 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.5 years The Company did not grant non-employee options in either of the years ended December 31, 2013 or 2012.
Using the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted to employees during the years ended December 31, 2013, 2012 and 2011 was $7.34 per share, $10.19 per share, and $3.30 per share, respectively. Further information regarding the value of employee options vested and exercised during the years ended December 31, 2013, 2012 and 2011 is set forth below.

	Years ended December 31,
(in thousands)	2013	2012	2011
Grant-date fair value of options vested during period	$3,053	$2,256	$881
Intrinsic value of options exercised during period	5,896	24,846	2,565

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

	Years ended December 31,
	2013	2012	2011
Expected Term (in years)	5.38 - 5.43	5.23 - 5.60	5.49 - 5.73
Volatility	46.7% - 48.1%	47.9% - 48.7%	44.7% - 47.6%
Risk-free interest rate	0.81% - 1.80%	0.72% - 1.03%	0.98% - 2.48%
Dividend yield	0.0%	0.0%	0.0%
The computation of expected term is based on the historical exercise and forfeiture behavior of the Company’s employees, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. For the expected term so determined, the risk-free rate is the U.S. Treasury Rate for that term on the grant date. The Company's expected common stock price volatility is based on the historical volatility of a peer group of publicly-traded companies, using the same expected term. The peer group was selected based on industry and market capitalization data. The Company assumes the dividend yield to be zero, as the Company has never declared or paid dividends and does not expect to do so in the foreseeable future.
Employee Stock Purchase Plan
In March 2012, the Company's board of directors and stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, except for the first offering period which was for 11 months. Additionally, in April 2013, the Company's compensation committee determined that following the February 15, 2013 six-month offering period, the next offering period under the ESPP would last for three months (commencing August 15, 2013 and expiring on November 14, 2013) and, following the expiration of such offering period, offering periods thereafter will commence on November 15, 2013, and May 15, 2014 and so on, each consisting of a single six-month purchase period.
At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. During the year ended December 31, 2013, employees purchased 215,039 shares of common stock at an average purchase price of $13.92. No shares were purchased under the plan in 2012. As of December 31, 2013, 193,920 shares remained available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Years ended December 31,
	2013	2012
Expected Term (in years)	0.25 - 0.50	0.50 - 0.88
Volatility	33.3% - 36.0%	43.2% - 50.0%
Risk-free interest rate	0.05% - 0.13%	0.14% - 0.18%
Dividend yield	0.0%	0.0%
Restricted Stock Awards and Restricted Stock Units
In 2012, the Company began incorporating restricted stock awards and RSUs as an element of its compensation plans. In February 2012, the Company granted certain of its directors restricted stock awards that vest 50% on the first anniversary of the grant, and 50% on the second anniversary of the grant. In May 2012, the Company granted certain employees RSUs, which vest one third on the first anniversary of the grant, one third on the second anniversary of the grant and one third upon the third anniversary of the grant.

A summary of the restricted stock activity for the year ended December 31, 2013 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2012	24,152	$12.42	373,908	$25.34
Granted	—	—	558,686	16.91
Vested	(12,076)	12.42	(117,245)	25.18
Forfeited	—	—	(60,078)	23.63
Outstanding at December 31, 2013	12,076	$12.42	755,271	$19.24
At December 31, 2013, there was $16,000 of unrecognized net compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 0.1 years. At December 31, 2013, there was $10.8 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
Non-Employee Stock-Based Compensation
While the Company granted no options to non-employees during the years ended December 31, 2013 and 2012, the Company granted 67,916 options to non-employees during the year ended December 31, 2011. All options granted to non-employees during 2011 were fully vested on the date of grant. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option vests, or if fully vested, on the date of grant.
For stock options issued to non-employees with specific performance criteria, the Company makes a determination at each balance sheet date whether the performance criteria are probable of being achieved. Compensation expense is recognized at the time it is determined that it is probable the performance criteria will be met. For the November 2010 ExperiaHealth acquisition, the entire $0.1 million consideration to the seller was in the form of revenue milestone performance options, with 41,666 options for 2010 revenue performance and another 41,666 options for 2011. Of the first tranche, 35,452 options ultimately vested, and the 2011 performance options for 41,666 shares vested entirely in March 2012. Under accounting guidance for acquisitions, such contingent consideration is recorded initially as a liability, and adjusted to fair value at each reporting date through net income, until vested. The 2012 pricing model assumptions below refer not to new non-employee grants in 2012, but to revaluation of the 2011 performance options. During the first quarter of 2012, the fair value of these increased from $419,000 to $448,000, resulting in 2012 stock-based compensation expense of $29,000. The entirely liability was then reclassified back to December 31, 2011 as equity.
The fair value of the stock options granted to non-employees was calculated using the Black-Scholes option-pricing model with the following assumptions:

	As of December 31,
	2012	2011
Expected Term (in years)	8.67	8.83 - 10.0
Volatility	46.7%	45.0% - 54.0%
Risk-free interest rate	1.77%	1.63% - 3.41%
Dividend yield	0.0%	0.0%
For the years ended December 31, 2013, 2012 and 2011, the Company recognized expenses of approximately zero, $29,000 and $907,000, respectively, related to these options.
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
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Years ended December 31,
(in thousands)	2013	2012	2011
Cost of revenue	$967	$421	$30
Research and development	861	449	121
Sales and marketing	2,942	1,262	285
General and administrative	3,897	2,100	1,022
Total stock-based compensation	$8,667	$4,232	$1,458
Exercise of common stock warrants
Prior to the April 2012 IPO, outstanding warrants to purchase preferred stock were classified as liabilities, which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration or the completion of a liquidation event, including the completion of an initial public offering, at which time the preferred stock warrant liability automatically converted into a warrant to purchase shares of common stock and was reclassified to stockholders’ equity (deficit). The Company recorded an expense in other income (expense), net of zero, $1.6 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, to reflect the change in the fair value of the outstanding preferred stock warrants. Since April 2012, the converted common stock warrants are classified within stockholder's equity (deficit) because they are considered to be "indexed to the entity's own stock".
The holders of all the common stock warrants described above may undertake a cashless conversion of the warrant, in whole or in part, in lieu of exercising the warrant. The number of shares to be issued in such a conversion shall be determined by dividing (a) the aggregate fair market value of the shares issuable upon the exercise of the warrant minus the aggregate warrant price of such shares by (b) the fair market value of one share at the time of conversion.
During the year ended December 31, 2013, holders of common stock warrants exercised 34,142 shares for cash proceeds of $0.2 million. There were no cash exercises in the prior twelve-month period. During the year ended December 31, 2012, holders of common stock warrants net exercised warrants for the purchase of 108,155 shares and received 78,487 shares. There were no such cashless exercises in the current twelve month period.
At December 31, 2013 warrants to purchase 44,491 shares of common stock, each with exercise price of $6.61, were outstanding and expire in October 2015.

9.	Segments
The Company has two operating segments which are both reportable segments: (i) Product; and (ii) Service, which are comprised of the Company’s and its wholly-owned subsidiaries’ results from operations. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.
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

The following table presents a summary of the operating segments:

	Years ended December 31,
(in thousands)	2013	2012	2011
Revenue
Product	$62,393	$65,028	$50,322
Service	40,105	35,929	29,181
Total revenue	102,498	100,957	79,503

Cost of revenue
Product	21,714	21,551	17,465
Service	16,595	15,070	14,042
Total cost of revenue	38,309	36,621	31,507

Gross profit
Product	40,679	43,477	32,857
Service	23,510	20,859	15,139
Total gross profit	64,189	64,336	47,996

Operating expenses	74,749	59,440	48,802
Interest income (expense), net and other	204	(1,376)	(1,388)
(Loss) income before income taxes	$(10,356)	$3,520	$(2,194)
The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region.

	Years ended December 31,
(in thousands)	2013	2012	2011
Revenue
Product
Device	$46,636	$47,725	$37,088
Software	15,757	17,303	13,234
Total product	62,393	65,028	50,322
Service
Maintenance and support	31,559	26,237	21,439
Professional services and training	8,546	9,692	7,742
Total service	40,105	35,929	29,181
Total revenue	$102,498	$100,957	$79,503
The Company’s revenue by geographic region, based on customer location, is summarized as follows:

	Years ended December 31,
(in thousands)	2013	2012	2011
Revenue
United States	$91,763	$90,108	$73,719
International	10,735	10,849	5,784
Total revenue	$102,498	$100,957	$79,503

The Company’s tangible long-lived assets by geographic region, consisting of net property and equipment, are summarized as follows:

	December 31,
(in thousands)	2013	2012	2011
Property and equipment, net
United States	$5,249	$3,465	$2,646
International	116	166	55
Total property and equipment, net	$5,365	$3,631	$2,701
At December 31, 2013 and 2012, no customer accounted for 10% or more of accounts receivable. For the years ended December 31, 2013, 2012 and 2011, no customer represented 10% or more of revenue.

10.	Income taxes
The components of (loss) income before income taxes are as follows:

	Years ended December 31,
(in thousands)	2013	2012	2011
United States	$(10,812)	$3,205	$(2,421)
International	456	315	227
Total (loss) income before income taxes	$(10,356)	$3,520	$(2,194)
The components of the provision for income taxes are as follows:

	Years ended December 31,
(in thousands)	2013	2012	2011
Current
Federal	$—	$7	$25
State	(40)	512	156
Foreign	74	38	55
	34	557	236
Deferred
Federal	60	60	60
State	4	10	9
Foreign	11	—	(20)
	75	70	49
Total income tax provision	$109	$627	$285
The Company had an effective tax rate of (1.1)%, 17.8% and (13.0)% for the years ended December 31, 2013, 2012 and 2011, respectively.

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows:

	Years ended December 31,
(in thousands)	2013	2012	2011
U.S. federal (tax benefit) provision at statutory rate	$(3,567)	$1,197	$(746)
State (tax benefit) income taxes, net of federal benefit	(338)	151	109
Foreign income taxes at rates other than the US rate	(28)	(10)	(72)
Stock-based compensation	549	397	340
Change in valuation allowance	3,911	(1,494)	546
Non-deductible warrant expense	—	625	334
Research and development credits	(527)	(220)	(290)
Other	109	(19)	64
Total	$109	$627	$285
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	As of December 31,
(in thousands)	2013	2012
Deferred tax assets
Net operating loss carryforward	$11,873	$14,270
Research and development credits	2,809	2,637
Depreciation and amortization	288	84
Reserves and accruals	6,060	4,502
Total deferred tax assets	21,030	21,493
Valuation allowance	(21,030)	(21,193)
Net deferred tax assets	—	300
Deferred tax liabilities	(216)	(451)
Net deferred tax liabilities	$(216)	$(151)
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2013; accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The Company’s valuation allowance decreased by $0.2 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively. The changes in the valuation allowances were primarily due to the addition of loss carryforwards.
At December 31, 2013, the Company had $49.6 million and $37.5 million, respectively, of federal and state net operating loss carryforwards. Included in the gross amount, approximately $27.2 million of net operating loss is created by excess stock option deduction. A credit to APIC will be recorded when the excess stock option deduction reduces the income tax payable.
The federal net operating loss carryforward begins expiring in 2015, and the state net operating loss carryforward began expiring in 2014, if not utilized.
In addition, the Company has federal research and development tax credits carryforwards of approximately $1.7 million and state research and development tax credit carryforwards of approximately $2.5 million. The federal credit carryforwards begin expiring 2021 and the state credits carry forward indefinitely. The Internal Revenue Code (IRC) contains provisions which limit the amount of net operating loss (NOL) and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred. During the year, the Company determined that prior changes in ownership as defined under IRC Section 382 had occurred, resulting in a reduction in the Company's NOL and credits carryovers for amounts which will expire unutilized due to these limitations. Accordingly, the Company decreased its deferred tax asset and corresponding valuation allowance by $2.5 million to reflect the reduction of these carryovers. As of December 31, 2013, $12.8 million of the

Company's NOL carryovers and $0.5 million of credit carryovers are subject to an annual $0.6 million limitation, of which $7.5 million NOLs would be available to offset future taxable income in the twenty-year carryforward period.
The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets since January 1, 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Balance at the beginning of the period	$21,193	$22,687	$21,588
Net operating loss utilization	(2,397)	(3,505)	(884)
R&D tax credit (decrease) increase	172	272	383
Depreciation and amortization increase (decrease)	204	29	(309)
Reserves and accruals increase	1,558	1,273	1,581
Deferred tax assets decrease	300	437	328
Balance at the end of the period	$21,030	$21,193	$22,687
The Company adopted the authoritative guidance for "Accounting for Uncertainty of Income Taxes" on January 1, 2009. The following table reflects changes in the unrecognized tax benefits since January 1, 2012:

	Years ended December 31,
(in thousands)	2013	2012
Gross amount of unrecognized tax benefits as of the beginning of the period	$1,079	$908
Increases related to prior year tax provisions	30	7
Decreases related to prior year tax provisions	(239)	—
Increases related to current year tax provisions	222	164
Gross amount of unrecognized tax benefits as of the end of the period	$1,092	$1,079
As a result of the Company’s historic losses and related valuation allowances, the Company has recorded the uncertain tax amounts above entirely as reductions to deferred tax assets which are subject to a full valuation allowance in its consolidated balance sheet. The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. For the years ended December 31, 2013 and 2012, penalties and interest were $26,000 and zero, respectively. As the Company is not currently under examination, it is reasonable to assume that the balance of gross unrecognized tax benefits will likely not change in the next twelve months.
The Company files income tax returns in the United States on a federal basis and in various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses and research credit carryforwards prior to 2013 are subject to tax authority adjustment and all years after 2008 are still subject to the tax authority examinations.
The Company has not provided for U.S. federal and foreign withholding taxes on $0.9 million of the Company’s non-U.S. subsidiaries’ undistributed earnings as of December 31, 2013, since the Company intends to reinvest this amount outside the U.S. indefinitely. The tax impact of repatriating these earnings is not practical to compute.

11.	Subsequent events

Business Acquisition
On January 13, 2014, the Company acquired certain assets of mVisum, Inc., an innovative provider of alarm management technology solutions for health systems, for $3.5 million cash in an asset purchase transaction. This new acquisition specifically addresses communications breakdowns caused by alarm fatigue, which has become a top patient safety concern and a regulatory priority.
Alarm fatigue occurs when clinicians receive too many alarms during a given shift with too little context or data to assess the urgency or criticality of the alarms, which can negatively affect patient safety. The mVisum technology platform provides images and data, including waveforms like electrocardiograms, with the alarm notification directly to the physician, nurse or other members of the care team so that they can prioritize their response based on context and important information.

The acquisition is expected to align well with the Company's strategic vision of being the leader in integrated, intelligent communications solutions for healthcare and other mission-critical environments.
The Company is currently completing the preliminary purchase price allocation and expects the majority of the purchase consideration will be allocable to intangibles and goodwill.
Quarterly results of operations (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2013. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

(In thousands, except per share data)	Quarter Ended
2013	March 31,	June 30,	September 30,	December 31,
Total revenue	$22,413	$25,296	$26,067	$28,722
Gross profit	$13,719	$15,790	$16,277	$18,403
Net loss	$(3,499)	$(2,022)	$(3,102)	$(1,842)
Net loss attributable to common stockholders	$(3,499)	$(2,022)	$(3,102)	$(1,842)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.08)	$(0.13)	$(0.07)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic and diluted	24,282	24,555	24,747	24,893

	Quarter Ended
2012	March 31,	June 30,	September 30,	December 31,
Total revenue	$23,119	$24,878	$25,968	$26,992
Gross profit	$14,121	$15,584	$16,988	$17,643
Net (loss) income	$(836)	$1,181	$1,737	$811
Net (loss) income attributable to common stockholders	$(836)	$103	$1,728	$808

Net (loss) income per share attributable to common stockholders:
Basic	$(0.23)	$0.00	$0.08	$0.03
Diluted	$(0.23)	$0.00	$0.07	$0.03
Weighted average shares used to compute net income (loss) per common share:
Basic	3,661	21,738	22,450	23,951
Diluted	3,661	24,520	25,337	26,136

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of December 31, 2013 we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the original 1992 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013 based on these criteria. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies".
Changes in Internal Control over Financial Reporting
Except for the ongoing implementation of a sophisticated ERP system, there was no change in our internal control over financial reporting which occurred during the three months ended December 31, 2013 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders.
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

VOCERA COMMUNICATIONS, INC.

Date: March 17, 2014	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: March 17, 2014	By:	/S/ William R. Zerella
William R. Zerella Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent D. Lang, William R. Zerella and Jay M. Spitzen, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent D. Lang
Brent D. Lang	Chief Executive Officer (Principal Executive Officer)	March 17, 2014

/s/ William R. Zerella
William R. Zerella	Chief Financial Officer (Principal Accounting and Financial Officer)	March 17, 2014

/s/ Brian D. Ascher
Brian D. Ascher	Director	March 17, 2014

/s/ John B. Grotting
John B. Grotting	Director	March 17, 2014

/s/ Jeffrey H. Hillebrand
Jeffrey H. Hillebrand	Director	March 17, 2014

/s/ Howard E. Janzen
Howard E. Janzen	Director	March 17, 2014

/s/ John N. McMullen
John N. McMullen	Director	March 17, 2014

/s/ Hany M. Nada
Hany M. Nada	Director	March 17, 2014

/s/ Sharon O'Keefe
Sharon O'Keefe	Director	March 17, 2014

/s/ Robert J. Zollars	Director	March 17, 2014
Robert J. Zollars

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit title	Form	File No.	Date	Number	Filed herewith

3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-175932	August 24, 2012	3.01

3.02	Restated Bylaws of Vocera Communications, Inc., as amended July 25, 2013.	8-K	001-35469	July 30, 2013	3.01

4.01	Amended and Restated Investor Rights Agreement, dated as of October 10, 2006, by and among the Registrant and certain investors of the Registrant.	S-1	333-175932	August 1, 2011	4.02

10.01	Forms of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-175932	August 1, 2011	10.01

10.02+	2000 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)		February 24, 2012	10.02

10.03+	2006 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)	333-175932	February 24, 2012	10.03

10.04+	2012 Equity Incentive Plan and forms of equity award agreements.	S-1(A3)	333-175932	March 13, 2012	10.04

10.05+	2012 Employee Stock Purchase Plan.	S-1(A3)	333-175932	March 13, 2012	10.05

10.06+	Form of Option Agreement dated July 31, 2007, by and between the Registrant and each of Brent Lang and Robert Zollars.	S-1	333-175932	August 1, 2011	10.06

10.07+	2010 Stock Option Agreement to purchase common stock, dated as of November 3, 2010, issued by the Registrant to DS Consulting Associates, LLC and 2011 Stock Option Agreement to purchase common stock, dated as of November 3, 2010 issued by the Registrant to DS Consulting Associates, LLC.	S-1	333-175932	August 1, 2011	10.07

10.8	Lease Agreement, dated as of September 26, 2007, by and between 525 Race Street, LLC and the Registrant, as amended on February 17, 2011.	S-1	333-175932	August 1, 2011	10.11

10.9†	Original Equipment Manufacturer Agreement, dated as of April 25, 2002, by and between Nuance Communications, Inc. and the Registrant, as amended through April 4, 2006.	S-1	333-175932	August 1, 2011	10.13

10.10†	Contract Manufacturing Agreement, dated as of June 7, 2010, by and between SMTC Corporation and the Registrant.	S-1	333-175932	August 1, 2011	10.14

10.11+	Form of Change of Control Severance Agreement by and between the Registrant and each of its executive officers.	S-1(A2)	333-175932	February 24, 2012	10.15

10.12+	Form of non-plan Restricted Stock Purchase Agreement for non-employee directors.	S-1(A2)	333-175932	February 24, 2012	10.17

21.01	List of subsidiaries.					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X

24.01	Power of Attorney (included on signature page).	X

31.01*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS#	XBRL Instance Document	X

101.SCH#	XBRL Taxonomy Schema Linkbase Document	X

101.CAL#	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF#	XBRL Taxonomy Definition Linkbase Document	X

101.LAB#	XBRL Taxonomy Labels Linkbase Document	X

101.PRE#	XBRL Taxonomy Presentation Linkbase Document	X

+	Indicates management contract or compensatory plan or arrangement.

†	Portions of have been granted confidential treatment by the SEC.

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