Form 10-Q
period 2014-03-31
VOCERA COMMUNICATIONS, INC.
filed 2014-05-09
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, $0.0003 par value per share	25,163,358

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$25,912	$39,652
Short-term investments	95,847	88,024
Accounts receivable, net of allowance	20,151	23,543
Other receivables	801	882
Inventories	5,340	5,665
Prepaid expenses and other current assets	2,593	1,892
Total current assets	150,644	159,658
Property and equipment, net	4,957	5,365
Intangible assets, net	2,664	1,544
Goodwill	7,678	5,575
Other long-term assets	1,014	965
Total assets	$166,957	$173,107
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,656	$3,531
Accrued payroll and other current liabilities	8,901	9,841
Deferred revenue, current	25,177	26,133
Total current liabilities	36,734	39,505
Deferred revenue, long-term	6,470	6,398
Other long-term liabilities	1,736	1,641
Total liabilities	44,940	47,544
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of March 31, 2014 and December 31, 2013; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 25,128,149 and 24,967,140 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	8	7
Additional paid-in capital	192,832	189,966
Accumulated other comprehensive income	—	23
Accumulated deficit	(70,823)	(64,433)
Total stockholders’ equity	122,017	125,563
Total liabilities and stockholders’ equity	$166,957	$173,107
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue
Product	$14,189	$12,960
Service	10,487	9,453
Total revenue	24,676	22,413
Cost of revenue
Product	4,990	4,610
Service	4,814	4,084
Total cost of revenue	9,804	8,694
Gross profit	14,872	13,719
Operating expenses
Research and development	4,066	3,614
Sales and marketing	12,743	10,232
General and administrative	4,397	3,298
Total operating expenses	21,206	17,144
Loss from operations	(6,334)	(3,425)
Interest income	87	24
Other expense, net	(65)	(47)
Loss before income taxes	(6,312)	(3,448)
Provision for income taxes	(77)	(51)
Net loss	$(6,389)	$(3,499)

Net loss per share
Basic and diluted	$(0.26)	$(0.14)
Weighted average shares used to compute net loss per share
Basic and diluted	25,047	24,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Net loss	$(6,389)	$(3,499)
Other comprehensive loss, net:
Change in unrealized loss on investments, net	(23)	(4)
Comprehensive loss	$(6,412)	$(3,503)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(6,389)	$(3,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	734	536
Change in non-cash interest income, net	23	14
Loss on disposal of property and equipment	76	—
Allowance for doubtful accounts	7	23
Inventory write-down	15	26
Change in lease-related performance liabilities	(106)	—
Stock-based compensation expense	2,598	1,704
Excess tax benefits from employee stock plans	—	(257)
Changes in operating assets and liabilities:
Accounts receivable	3,571	6,789
Other receivables	81	115
Inventories	311	(1,819)
Prepaid expenses and other assets	(750)	(932)
Accounts payable	(881)	133
Accrued payroll and other liabilities	(987)	(3,844)
Deferred revenue	(974)	(1,175)
Net cash used in operating activities	(2,671)	(2,186)
Cash flows from investing activities
Purchase of property and equipment	(264)	(1,502)
Business acquisitions, net of cash acquired	(3,500)	—
Purchase of short-term investments	(41,318)	—
Maturities of short-term investments	33,005	24,971
Sales of short-term investments	446	—
Net cash (used in) provided by investing activities	(11,631)	23,469
Cash flows from financing activities
Cash from lease-related performance obligations	307	106
Payment for repurchase of early exercised options	(11)	(3)
Excess tax benefits from employee stock plans	—	257
Proceeds from issuance of common stock from the employee stock purchase plan	—	1,596
Proceeds from exercise of stock options	433	421
Tax withholdings paid on behalf of employees for net share settlement	(167)	—
Proceeds from exercise of common stock warrants	—	226
Net cash provided by financing activities	562	2,603
Net (decrease) increase in cash and cash equivalents	(13,740)	23,886
Cash and cash equivalents at beginning of period	39,652	92,521
Cash and cash equivalents at end of period	$25,912	$116,407

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$63	$257

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Organization and Business
Vocera Communications, Inc. (the “Company”) is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. The majority of the Company's business is currently generated from sales of its solutions in the healthcare market, but the Company is expanding its sales and marketing efforts to enter and grow in other markets. Vocera helps its healthcare customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through its Communication and Care Experience solutions. These have been installed in more than 1,200 healthcare and non-healthcare organizations worldwide.
The Vocera Communication System, which includes an intelligent enterprise software platform, a lightweight, wearable, voice-controlled communication badge, and smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. The Vocera Care Experience is a hosted, software solution suite that coordinates and streamlines patient-to-provider and provider-to-provider communication across the continuum of care.  The solution is used to provide personalized patient instructions and education, alert and notify physicians and caregivers of patients’ changing care plans, and track patient satisfaction pre, during, and post-hospitalization.  Vocera Care Experience is complemented by the Company’s Experience Innovation Network, a membership-based program to spread the adoption of leading strategies to improve patient and staff experience.
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd and Vocera Communications Australia Pty Ltd. in 2005, Vocera Hand-Off Communications, Inc., Vocera Canada, Ltd. and ExperiaHealth, Inc. in 2010 and Vocera Communications India Private Ltd. in 2013.
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The year-end condensed balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or any other future year.
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
Revenue Recognition
The Company derives revenue from the sales of communication badges, smartphone application software, perpetual software licenses for enterprise software that is essential to the functionality of the communication badges, software maintenance, extended warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the communication badges. The Company's revenue recognition policy has not changed from that described in its Annual Report on Form 10-K for the year ended December 31, 2013.

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
For the three months ended March 31, 2014 and 2013, the Company transferred $0.5 million and $0.2 million, respectively of lease receivables in non-recourse sales to third-party financial companies, with immaterial net gains. For the three months ended March 31, 2014 and 2013, the Company recorded $0.3 million and $0.1 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of March 31, 2014 and December 31, 2013, the Company recorded $1.3 million and $1.4 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance for the gross versus net presentation of unrecognized tax benefits. The FASB concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) or other tax credit carryforward when settlement in this manner is available under the tax law. The new guidance was effective for the Company's first quarter of 2014, applied prospectively. Adoption of this standard was not significant to the Company's financial position or results of operations.
In April 2014, the FASB issued revised guidance for reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, only disposals representing a strategic shift in the entity’s operations and financial results will be presented as discontinued operations. In addition, the new guidance requires certain expanded disclosures about discontinued operations and limited disclosures for a disposal not qualifying for such reporting. The Company’s effective date for these amendments will be the first quarter of 2015, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

2.	Fair Value of Financial Instruments
The Company’s cash and cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the three months ended March 31, 2014, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
The Company's money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value of the Company's Level 2 fixed income securities are obtained from independent pricing services, which may use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or other inputs corroborated by observable market data. . The Company does not have any financial instruments which are valued using Level 3 inputs.

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2014 and December 31, 2013, are summarized as follows (in thousands):

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$5,507	$—	$5,507	$22,991	$—	$22,991
Certificates of deposits	—	246	246	—	—	—
Commercial paper	—	3,599	3,599	—	900	900
U.S. government agency securities	—	11,596	11,596	—	11,279	11,279
U.S. Treasury securities	—	5,207	5,207	—	5,235	5,235
Municipal debt securities	—	4,723	4,723	—	4,765	4,765
Corporate debt securities	—	81,403	81,403	—	67,055	67,055
Total assets measured at fair value	$5,507	$106,774	$112,281	$22,991	$89,234	$112,225
The Company had no liabilities as of March 31, 2014 and December 31, 2013 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$9,478	$—	$—	$9,478
Money market funds	5,507	—	—	5,507
Commercial paper	1,000	—	—	1,000
Certificates of deposit	246	—	—	246
Corporate debt securities	9,682	—	(1)	9,681
Total cash and cash equivalents	25,913	—	(1)	25,912

Short-Term Investments:
Commercial paper	2,599	—	—	2,599
U.S. government agency securities	11,591	6	(1)	11,596
U.S. Treasury securities	5,203	4	—	5,207
Municipal debt securities	4,715	8	—	4,723
Corporate debt securities	71,735	17	(30)	71,722
Total short-term investments	95,843	35	(31)	95,847
Total cash, cash equivalents and short-term investments	$121,756	$35	$(32)	$121,759

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$15,451	$—	$—	$15,451
Money market funds	22,991	—	—	22,991
Commercial paper	150	—	—	150
Corporate debt securities	1,060	—	—	1,060
Total cash and cash equivalents	39,652	—	—	39,652
Short-Term Investments:
Commercial paper	750	—	—	750
U.S. government agency securities	11,275	5	(1)	11,279
U.S. Treasury securities	5,233	2	—	5,235
Municipal debt securities	4,758	7	—	4,765
Corporate debt securities	65,982	20	(7)	65,995
Total short-term investments	87,998	34	(8)	88,024
Total cash, cash equivalents and short-term investments	$127,650	$34	$(8)	$127,676
The Company has determined that the unrealized losses on its short-term investments as of March 31, 2014 and December 31, 2013 do not constitute an "other than temporary impairment." The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity (less than five months, weighted average) and the Company’s intent and ability to hold such loss securities until maturity.

Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of March 31, 2014
Cash and cash equivalents (1)	$25,912	$—	$25,912
Short-term investments	87,798	8,049	95,847
Cash, cash equivalents and short-term investments	$113,710	$8,049	$121,759

Balances as of December 31, 2013
Cash and cash equivalents (1)	$39,652	$—	$39,652
Short-term investments	71,464	16,560	88,024
Cash, cash equivalents and short-term investments	$111,116	$16,560	$127,676

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.
All the above tables exclude restricted cash, primarily held in certificates of deposit, of $0.3 million as of March 31, 2014 and December 31, 2013, which is classified within prepaid expenses and other current assets on the balance sheet.

4.	Net Loss Per Share
For fiscal years preceding 2013, basic and diluted net (loss) income per common share were presented in conformity with the two-class method required for participating securities.
For the three months ended March 31, 2014 and 2013, the two-class method is not applicable due to the net losses, which must be attributed entirely to the common shareholders. Additionally, as of March 31, 2014 and December 31, 2013, there were only 6,821 and 26,463 shares of participating securities, respectively, consisting of repurchasable shares issued from early exercise of options and unvested restricted shares; thus the future effect of participating securities would generally be immaterial, even in years with net income.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Numerator:
Net loss	$(6,389)	$(3,499)

Denominator:
Weighted-average shares used to compute net loss per common share -basic and diluted	25,047	24,282

Net loss per share
Basic and diluted	$(0.26)	$(0.14)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2014	2013
Options to purchase common stock	3,305	3,180
Common stock subject to repurchase	7	36
Warrants to purchase common stock	44	44
Restricted stock units	802	441
Restricted stock awards	—	12

5.	Goodwill and Intangible Assets
Goodwill
As of March 31, 2014 and December 31, 2013, the Company had $7.7 million and $5.6 million of goodwill acquired. During the three months ended March 31, 2014, the Company recorded additional goodwill of $2.1 million for the mVisum acquisition (see Note 11, "Business acquisition"). As of March 31, 2014, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The gross carrying amounts of intangible assets which  have been fully amortized are removed annually in the subsequent first quarter balance sheet presentation. In the three months ended March 31, 2014, a fully amortized non-compete agreement intangible with $70,000 original cost (and accumulated amortization) was removed from the table of intangibles carrying cost, offset by increases in intangibles related to the mVisum acquisition, as described in Note 11.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		March 31, 2014			December 31, 2013
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 to 7	$2,710	$1,363	$1,347	$1,880	$1,264	$616
Customer relationships	7 to 9	2,520	1,516	1,004	2,350	1,449	901
Non-compete agreements	2 to 4	260	10	250	70	70	—
Trademarks and trade names	4 to 7	110	47	63	70	43	27
Intangible assets		$5,600	$2,936	$2,664	$4,370	$2,826	$1,544
Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue or operating expenses, depending on the nature of the intangible. The estimated future amortization of existing acquired intangible assets as of March 31, 2014 was as follows:

(in thousands)	Future amortization
2014 (remaining nine months)	$605
2015	626
2016	495
2017	394
2018	275
2019	229
Thereafter	40
Future amortization expense	$2,664

6.	Balance Sheet Components
Inventories

(in thousands)	March 31, 2014	December 31, 2013
Raw materials	$806	$806
Finished goods	4,534	4,859
Total inventories	$5,340	$5,665

Property and equipment, net

(in thousands)	March 31, 2014	December 31, 2013
Computer equipment and software	$7,681	$7,345
Furniture, fixtures and equipment	923	924
Leasehold improvements	2,131	2,125
Manufacturing tools and equipment	3,083	3,081
Construction in process	357	555
Property and equipment, at cost	14,175	14,030
Less: Accumulated depreciation	(9,218)	(8,665)
Property and equipment, net	$4,957	$5,365
Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended March 31, 2014 and March 31, 2013, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 1.25 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Minimum payments to be received on sales-type leases	$2,365	$2,597
Less: Unearned interest income and executory costs	(1,101)	(1,167)
Net investment in sales-type leases	1,264	1,430
Less: Current portion	(593)	(620)
Non-current net investment in sales-type leases	$671	$810
There were no allowances for doubtful accounts on these leases as of March 31, 2014 and December 31, 2013. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases as of March 31, 2014 are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets," respectively.
The minimum payments expected to be received for future years under sales-type leases as of March 31, 2014 were as follows:

(in thousands)	Future lease payments
2014 (nine months remaining)	$697
2015	806
2016	633
2017	229
Total	$2,365
Accrued payroll and other current liabilities

(in thousands)	March 31, 2014	December 31, 2013
Payroll and related expenses	$4,721	$5,065
Accrued payables	1,607	2,259
Deferred rent, current portion	450	490
Lease financing, current portion	655	528
Product warranty	722	840
Sales and use tax payable	252	259
Other	494	400
Total accrued payroll and other current liabilities	$8,901	$9,841
The changes in the Company's product warranty reserve are as follows:

	Three months ended March 31,
(in thousands)	2014	2013
Warranty balance at the beginning of the period	$840	$297
Warranty expense accrued for shipments in period	298	74
Changes in estimate related to pre-existing warranties	51	49
Warranty settlements made	(467)	(213)
Warranty balance at the end of the period	$722	$207

7.	Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third party manufacturer that have been purchased by them based on confirmed orders from the Company. As of March 31, 2014 and December 31, 2013, approximately $3.2 million and $3.1 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2014 and April 2017. The San Jose, California headquarters lease expires on March 31, 2016, with a single three-year extension option at rates approximating the then-fair market value. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.5 million and $0.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively.
Future minimum lease payments at March 31, 2014 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2014 (remaining nine months)	$1,283
2015	1,693
2016	538
2017	33
Total minimum lease payments	$3,547

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
Securities Litigation
On August 1, 2013, a purported securities class action entitled Michael Brado v. Vocera Communications Inc., et al. was filed in the United States District Court for the Northern District of California, against the Company and certain of its officers, its board of directors, a former director and the underwriters for the Company's initial public offering. A second purported securities class action, entitled Duncan v. Vocera Communications Inc., et al., was filed on August 21, 2013, also in the Northern District of California, against the same parties. On September 27, 2013, the Court ordered the matters related. The suits purport to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 for allegedly misleading statements in the registration statement for the Company's initial public offering and in subsequent communications regarding its business and financial results. The suits are purportedly brought on behalf of purchasers of the Company's securities between March 28, 2012 and May 3, 2013, and seek compensatory damages, rescission, fees and costs, as well as equitable and injunctive or other relief. The plaintiffs’ motion for consolidation of the actions and for appointment of lead plaintiff has been granted, and the Company anticipates that the plaintiffs will file an amended consolidated complaint.  No responses to the current complaints are due at this time.
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
From time to time, the Company may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business.

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the three months ended March 31, 2014 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2013	3,287,207	$9.62	6.8	$24,880
Options granted	105,730	16.52
Options exercised	(148,237)	2.92
Options canceled	(13,113)	21.25
Outstanding at March 31, 2014	3,231,587	$10.10	6.5	$24,763
At March 31, 2014, there was $8.0 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.45 years. The Company did not grant non-employee options in either of the three months ended March 31, 2014 or 2013. As of March 31, 2014, there were 1,424,575 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. The following assumptions were used for each respective period for employee stock options:

	Three months ended March 31,
	2014	2013
Expected Term (in years)	5.41	5.43
Volatility	48.2%	48.1%
Risk-free interest rate	1.59%	0.81%
Dividend yield	0%	0%
Exercise of common stock warrants
During the three months ended March 31, 2013, holders of common stock warrants exercised 34,142 shares for cash proceeds of $0.2 million. There were no cash exercises of warrants during three months ended March 31, 2014.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the three months ended March 31, 2014, no shares of common stock were purchased, as the current six months offering period ends May 14, 2014. During the three months ended March 31, 2013, employees purchased 115,784 shares of common stock at an average purchase price of $13.79. As of March 31, 2014, 443,591 shares remained available for future issuance under the ESPP.
The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended March 31,
	2014	2013
Expected Term (in years)	0.50	0.50
Volatility	36.0%	33.3%
Risk-free interest rate	0.10%	0.13%
Dividend yield	0%	0%
Restricted Stock Awards and Restricted Stock Units
A summary of restricted stock and RSU activity for the three months ended March 31, 2014 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2013	12,076	$12.42	755,271	$19.24
Granted	—	—	86,236	16.44
Vested	(12,076)	12.42	(25,389)	25.74
Forfeited	—	—	(13,935)	20.34
Outstanding at March 31, 2014	—	$—	802,183	$18.71
At March 31, 2014, there was no remaining unrecognized net compensation cost related to restricted stock awards. At March 31, 2014, there was $10.4 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
Allocation of Stock-Based Compensation Expense

The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Three months ended March 31,
(in thousands)	2014	2013
Cost of revenue	$286	$222
Research and development	220	209
Sales and marketing	967	579
General and administrative	1,125	694
Total stock-based compensation	$2,598	$1,704

9.	Segments
The Company has two operating segments which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.
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
The following table presents a summary of the operating segments:

	Three months ended March 31,
(in thousands)	2014	2013
Revenue
Product	$14,189	$12,960
Service	10,487	9,453
Total revenue	24,676	22,413

Cost of Revenue
Product	4,990	4,610
Service	4,814	4,084
Total cost of revenue	9,804	8,694

Gross profit
Product	9,199	8,350
Service	5,673	5,369
Total gross profit	14,872	13,719

Operating expenses	21,206	17,144
Interest (expense) income, net and other	22	(23)
Loss before income taxes	$(6,312)	$(3,448)

10.	Income Taxes
The provision for income taxes was $77,000 and $51,000 for the three months ended March 31, 2014 and 2013, respectively. The expense in both periods was primarily due to income taxes in foreign jurisdictions.
As of March 31, 2014, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance.  If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of March 31, 2014, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2013.

11.	Business acquisition
On January 13, 2014, the Company acquired certain assets and certain liabilities of mVisum, Inc. (“mVisum”), an innovative provider of alarm management technology solutions for health systems, for $3.5 million in cash. The acquisition enabled the Company to enhance its existing platform with complementary communications solutions for healthcare and other mission-critical environments.
The following table presents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Fair value acquired
Accounts receivable	$187
Intangibles
Developed technology	830
Non-compete agreement	260
Customer relationships	170
Trademarks and trade names	40
Goodwill	2,103
Total assets	3,590
Deferred revenue	(90)
Net assets acquired	$3,500
The estimated fair values of identifiable intangible assets were primarily determined using discounted cash flow models. The acquired intangible assets are amortized over their estimated useful lives of 4.0 to 7.0 years with a weighted average amortization period of 5.7 years.
The excess of the acquisition consideration over the fair values of the underlying net assets acquired was recorded as goodwill. Goodwill is largely attributable to the synergy of mVisum’s proprietary solutions with the Company’s existing customer base, dedicated sales force and cross selling opportunities with the Company’s other solutions. Goodwill is not amortized but instead is tested for impairment at least annually or more frequently if indicators of impairment are present. For federal income tax purposes, the entire purchase consideration, including goodwill, is deductible over fifteen years. The goodwill recorded from the acquisition of mVisum is attributed to the Product reporting unit.
The Company incurred $0.2 million of acquisition-related costs that were expensed as incurred. These costs are recorded as general and administrative expenses in the consolidated statement of operations. Additionally, in connection with the acquisition the Company established a retention bonus plan for mVisum with potential additional compensation over a two-year period of approximately $0.5 million, based on achievement of operating objectives and continued employment. Such amounts are not considered part of the purchase consideration and will be recorded as earned as future compensation expense. The acquisition did not result in material contributions to revenue or net loss in the consolidated financial statements since the acquisition date. Additionally, pro forma financial information is not provided for consolidated revenue and net loss, since the acquisition was not material to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our plans, objectives, expectations and intentions, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates," “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.
Business Overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the U.S. and internationally. The significant majority of our business is currently generated from sales of our solutions in the healthcare market, but we are working to expand our sales and marketing efforts to enter and grow in other markets. We help our healthcare customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through our Communication and Care Experience solutions. As of March 31, 2014, these have been installed in more than 1,200 healthcare and non-healthcare organizations worldwide.
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
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We have very low customer revenue concentrations. Our largest end-customer represented 5.7%, 1.1% and 2.7% of revenue for the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively. While we have international customers in other English speaking countries such as Canada, the United Kingdom and Australia, most of our customers are located in the United States. International customers represented 14.6%, 10.5% and 10.7% of our revenue in the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively. We plan to expand our presence in other international markets.

To date, substantially all of our revenue has been derived from sales of our Voice Communication solution, including product maintenance and related services. Revenue increased 10.1% from $22.4 million for the three months ended March 31, 2013 to $24.7 million for the three months ended March 31, 2014. For the three months ended March 31, 2014, we recorded a net loss of $6.4 million compared to a net loss of $3.5 million for the three months ended March 31, 2013.
Although we achieved several significant milestones in the first quarter of 2014, we experienced a continuation of challenging hospital spending conditions, which resulted in first quarter bookings below our expectations. As others in our industry experienced, hospitals began 2014 with a cautious operating and spending approach.
Some aspects of healthcare reform continue to change and evolve. At the same time, patient population trends and expectations for 2014 are not clear. While there are indications that there are a number of newly insured Americans who may utilize hospital and other healthcare services, the actual behaviors and usage patterns of these newly insured people is difficult to predict.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
As of March 31, 2014, we have provided a valuation allowance against certain federal and state deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized.  We continue to evaluate the realizability of deferred tax assets and the related valuation allowance.  If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
Consolidated statement of operations data:	2014		2013
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$14,189	57.5%	$12,960	57.8%
Service	10,487	42.5	9,453	42.2
Total revenue	24,676	100.0	22,413	100.0
Cost of revenues
Product	4,990	20.2	4,610	20.6
Service	4,814	19.5	4,084	18.2
Total cost of revenues	9,804	39.7	8,694	38.8
Gross profit	14,872	60.3	13,719	61.2
Operating expenses:
Research and development	4,066	16.5	3,614	16.1
Sales and marketing	12,743	51.6	10,232	45.7
General and administrative	4,397	17.8	3,298	14.7
Total operating expenses	21,206	85.9	17,144	76.5
Loss from operations	(6,334)	(25.7)	(3,425)	(15.3)
Interest income	87	0.4	24	0.1
Interest expense	—	—	—	—
Other expense, net	(65)	(0.3)	(47)	(0.2)
Loss before income taxes	(6,312)	(25.6)	(3,448)	(15.4)
Provision for income taxes	(77)	(0.3)	(51)	(0.2)
Net loss	$(6,389)	(25.9)%	$(3,499)	(15.6)%
Comparison of the three months ended March 31, 2014 and 2013
Revenue:

	Three months ended March 31,
	2014	2013	Change
(in thousands)	Amount	Amount	Amount	%
Product revenue
Devices	$10,233	$9,942	$291	2.9%
Software	3,956	3,018	938	31.1
Total product	14,189	12,960	1,229	9.5

Service revenue
Maintenance and support	8,380	7,344	1,036	14.1
Professional services and training	2,107	2,109	(2)	(0.1)
Total service	10,487	9,453	1,034	10.9
Total revenue	$24,676	$22,413	$2,263	10.1

Total revenue for the three months ended March 31, 2014 increased $2.3 million, or 10.1%, from the three months ended March 31, 2013.While our revenue for the three months ended March 31, 2014 increased from the three months ended March 31,

2013, we experienced a continuation of challenging hospital spending conditions. As others in our industry experienced, U.S. hospitals began 2014 with a cautious operating and spending approach as hospital decision-makers continue to evaluate the trends in patient populations and the impact of healthcare reform. Discretionary hospital spending and capital investments remain under strict scrutiny, which has had the effect of elongating the sales cycle.
Product revenue for the three months ended March 31, 2014 increased $1.2 million, or 9.5%, from the three months ended March 31, 2013. Device revenue for the three months ended March 31, 2014 increased $0.3 million, or 2.9%, and software revenue increased $0.9 million, or 31.1% from the three months ended March 31, 2013. The increase in device revenue, which related entirely to our Voice Communication solution, was primarily due to an increase in unit sales of badges and related accessories. The increase in software revenue was mainly a result of an increase in sales of Voice Communication software licenses, primarily attributable to increased sales to existing customers for both existing facility expansions and new facility deployments.
Service revenue for the three months ended March 31, 2014 increased $1.0 million, or 10.9%, from the three months ended March 31, 2013. Software maintenance and support revenue for the three months ended March 31, 2014 increased $1.0 million, or 14.1%, and professional services and training revenue decreased less than $0.1 million, or 0.1%, from the three months ended March 31, 2013. Of the increase in software maintenance and support revenue, $0.6 million was primarily a result of a larger customer base and $0.4 million was primarily a result of an increase in extended warranty revenue.
Cost of revenue:

	Three months ended March 31,
	2014	2013	Change
(in thousands)	Amount	Amount	Amount	%
Cost of revenue
Product	$4,990	$4,610	$380	8.2%
Service	4,814	4,084	730	17.9
Total cost of revenue	$9,804	$8,694	$1,110	12.8

Gross margin
Product	64.8%	64.4%	0.4%
Service	54.1	56.8	(2.7)
Total gross margin	60.3	61.2	(0.9)
Cost of product revenue for the three months ended March 31, 2014 increased $1.1 million, or 12.8%, from the three months ended March 31, 2013. The cost of product revenue increased due to an increase in the number of units sold and increases in operations and warranty expenses offset by a decrease in the average cost of the B3000 badges. Product gross margin as a percentage of revenue increased in the three months ended March 31, 2014 compared to the corresponding period in 2013, due primarily to a higher mix of software revenue and a decrease in the average cost of the B3000 badges, partially offset by higher operations and warranty expenses. We expect the cost to manufacture the B3000 to decline marginally throughout the remainder of 2014.
Cost of service revenue for the three months ended March 31, 2014 increased $0.7 million, or 17.9%, from the three months ended March 31, 2013. This increase was primarily due to a $0.4 million increase in employee wages, other personnel and travel costs in our services organization to support growth in customer deployments and technical support, a $0.2 million increase in extended warranty expenses and a $0.1 million increase in stock based compensation. Service gross margin as a percentage of revenue decreased in the three months ended March 31, 2014 compared to the corresponding period in 2013 due to lower absorption of our labor costs as we added service personnel.

Operating expenses:

	Three months ended March 31,
	2014	2013	Change
(in thousands)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$4,066	$3,614	$452	12.5%
Sales and marketing	12,743	10,232	2,511	24.5
General and administrative	4,397	3,298	1,099	33.3
Total operating expenses	$21,206	$17,144	$4,062	23.7

Research and development expense. Research and development expense for the three months ended March 31, 2014 increased $0.5 million, or 12.5%, from the three months ended March 31, 2013. This increase was primarily due to the increase in personnel costs and other expenses associated with an increase in headcount from 59 at March 31, 2013 to 73 at March 31, 2014.
Sales and marketing expense. Sales and marketing expense for the three months ended March 31, 2014 increased $2.5 million, or 24.5%, from the three months ended March 31, 2013. This increase was primarily due to a $1.5 million increase in personnel related and travel costs in connection with the increase in headcount from 145 at March 31, 2013 to 162 at March 31, 2014, an increase of $0.4 million in stock-based compensation, an increase of $0.3 million in marketing expenses, and a $0.3 million increase related to fees paid to contractors and consultants.
General and administrative expense. General and administrative expense for the three months ended March 31, 2014 increased $1.1 million, or 33.4%, from the three months ended March 31, 2013. The increase was primarily due to $0.4 million in stock based compensation, $0.5 million in outside services, and $0.2 million of personnel costs.

Interest Income and Other Expense, Net :

	Three months ended March 31,
(in thousands)	2014	2013	Change
Interest income	$87	$24	$63
Other expense, net	(65)	(47)	(18)
Interest income. Interest income for the three months ended March 31, 2014 increased $0.1 million over the prior year period due to interest earned from higher cash balances.
Other expense, net. Other expense, net consists primarily of foreign exchange gains and losses. For the three months ended March 31, 2014, the amount decreased over the prior year period due to unfavorable changes in foreign exchange rates.

Liquidity and Capital Resources
As of March 31, 2014, we had cash and cash equivalents and short-term investments of $121.8 million and no outstanding borrowings, which was largely attributable to the net proceeds of two common stock offerings in 2012. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Three months ended March 31,
(in thousands)	2014	2013
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(2,671)	$(2,186)
Net cash (used in) provided by investing activities	(11,631)	23,469
Net cash provided by financing activities	562	2,603
Net (decrease) increase in cash and cash equivalents	$(13,740)	$23,886

Operating activities
Cash used in operating activities was $2.7 million for the three months ended March 31, 2014, due to a net loss of $6.4 million, that included non-cash items such as depreciation and amortization of $0.7 million for property and equipment and acquired intangible assets and stock-based compensation of $2.6 million. The decrease in accounts receivable by $3.6 million, which was attributable to collections on prior periods' invoices exceeding the current periods' billings, contributed to cash flows as did the $0.5 million increase in accrued liabilities for ESPP payroll contributions for the May 2014 purchase date, a $0.3 million seasonal increase in accrued vacation liabilities, together with a $0.3 million decrease in inventories and $0.1 million decrease in other receivables. These factors were offset by cash outflows due to a $1.0 million decrease in deferred revenue, a $0.7 million decrease in accrued commissions, a $0.3 million net reduction in accrued bonuses that reflected year-end bonus payouts, a $0.9 million decrease in accounts payable, a $0.8 million increase in prepaid expenses and a $0.8 million decrease in professional services and other liabilities.
Cash used by operating activities was $2.2 million for the three months ended March 31, 2013, due to a net loss of $3.5 million, partially offset by excluded non-cash items of depreciation and amortization of $0.5 million for property and equipment and acquired intangible assets and stock-based compensation of $1.7 million. The decrease in accounts receivable of $6.8 million contributed to cash flows, attributable to collections on prior periods' invoices exceeding the current periods' billings. These factors were offset by cash outflows due to a $2.5 million net reduction in accrued bonuses that reflected year-end bonus payouts, a $1.2 million net reduction in accrued liabilities for ESPP payroll contributions used in purchases, a $1.8 million increase in inventories, a $1.2 million decrease in deferred revenue and an increase in prepaid and other assets of $0.9 million and the reclassification to financing cash flows of $0.3 million of excess tax benefits from employee stock plans.
Investing activities
Cash used in investing activities was $11.6 million for the three months ended March 31, 2014, due to $3.5 million for the mVisum business acquisition and $41.3 million for purchases of short-term investments, partly offset by $33.0 million and $0.4 million of short-term investment maturities and investment sales, respectively. An additional $0.3 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash provided by investing activities of $23.5 million for the three months ended March 31, 2013 was primarily due to $25.0 million of short-term investment maturities without any purchases, partially offset by $1.5 million for the purchase of property and equipment and leasehold improvements, including $0.7 million for our ERP implementation project and $0.4 million for our headquarters building expansion.
Financing activities
Cash provided by financing activities was $0.6 million for the three months ended March 31, 2014, primarily attributable to $0.4 million of proceeds from stock option exercises and $0.3 million of cash from lease-related performance obligations. This was partially offset by a $0.2 million decrease for employees' taxes paid on net share settlement. There were no ESPP purchases during this period.
Cash provided by financing activities was $2.6 million for the three months ended March 31, 2013, primarily attributable to $1.6 million proceeds from our initial ESPP purchase for the initial eleven month offering period, $0.4 million proceeds from stock option exercises, $0.2 million proceeds from common stock warrant exercises, $0.1 million of cash from lease-related performance obligations and $0.3 million of excess tax benefits from employee stock plans.

Off-Balance Sheet Arrangements
During the three months ended March 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, "Commitments and Contingencies," for a discussion of our non-cancelable purchase commitments.

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
As of March 31, 2014, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
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
Securities Litigation
On August 1, 2013 a purported securities class action entitled Brado v. Vocera Communications Inc., et al. was filed in the United States District Court for the Northern District of California against us and certain of our officers, our board of directors, a former director and the underwriters for our initial public offering. A second purported securities class action, entitled Duncan v. Vocera Communications Inc., et al., was filed on August 21, 2013, also in the Northern District of California, against the same parties. On September 27, 2013, the Court ordered the matters related. The suits purport to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 for allegedly misleading statements in the registration statement for our initial public offering and in subsequent communications regarding our business and financial results. The suits are purportedly brought on behalf of purchasers of our securities between March 28, 2012 and May 3, 2013, and seek compensatory damages, rescission, fees and costs, as well as equitable and injunctive or other relief. The plaintiffs’ motion for consolidation of the actions and for appointment of lead plaintiff has been granted, and we anticipate that the plaintiffs will file an amended consolidated complaint. No responses to the current complaints are due at this time.
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

We have incurred significant losses in the past and reported a net loss of $6.4 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $70.8 million. If we cannot achieve profitability in future periods, our business may be harmed and our stock price could further decline.

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

To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Any decrease in revenue from sales of our Vocera Communication solution would harm our business. Sales of our Vocera Communication solution to the healthcare market accounted for 91%, 91% and 92% of our revenue for the three months ended March 31, 2014, and for the years ended December 31, 2013 and 2012, respectively. In addition, we obtained a significant portion of these sales from existing hospital customers. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future. While we are evaluating new solutions for non-healthcare markets, we may not be successful in applying our technology in any of these markets, or in selling our solutions to customers in these markets. We do not anticipate that sales of our Vocera Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

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

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to twelve months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, we experienced elongated sales cycles due to uncertainty surrounding healthcare reform and lower hospital admission trends in 2013 and the first quarter of 2014. At this time, hospitals in the U.S. face significant uncertainty over the continuing impact of federal government sequestration, the country’s debt ceiling and federal budget, and continuing changes in the implementation and deadlines for compliance with the ACA and other healthcare reform legislation, as well as potential future statutes and rulemaking.

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

We believe that a significant opportunity exists to sell our products to healthcare facilities in the Veterans Administration and Department of Defense (DoD). These customers require independent certification of compliance with specific requirements relating to encryption, security, interoperability and scalability, including Federal Information Processing Standard (FIPS) 140-2 and, as to DoD, certification by its Joint Interoperability and Test Command and under its Information Assurance Certification and Accreditation Process. We have received certification under certain of these standards for military-specific configurations of the Vocera communication solution incorporating the B2000 and B3000 badges. We are continuing to carry out further compliance activities. A failure on our part to achieve and maintain compliance, both as to current products and as to new product versions, could adversely impact our revenue.

Our expanded efforts to sell our communications solutions in non-healthcare markets may not be successful.

Our primary focus has been on selling our communications solutions to the healthcare market, with other markets addressed only opportunistically.  We recently expanded our sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been deployed in over 200 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 5%, 3% and 3% of our revenue for the three months ended March 31, 2014, and for the years ended December 31, 2013 and 2012, respectively. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if our solutions are adopted more slowly than we anticipate, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 34%, 31% and 26% of our revenue for the three months ended March 31, 2014, and for the years ended December 31, 2013 and 2012, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, we generated 14.6%, 10.5% and 10.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In April 2014, we also opened a new innovation center in India. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

Our solutions incorporate complex technology, are deployed in a variety of complex hospital environments and must interoperate with many different types of devices and hospital systems. While we test the components of our solutions for defects and errors prior to release, we or our customers may not discover a defect or error until after we have deployed our solution, integrated it into the hospital environment and our customer has commenced general use of the solution. In addition, our solutions in some cases are integrated with hardware and software offered by “middleware” vendors in order to interoperate with nurse call systems, device alarms and other hospital systems. If we cannot successfully integrate our solution with these vendors as needed or if any hardware or software of these vendors contains any defect or error, then our solution may not perform as designed, or may exhibit a defect or error.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must obtain confidence in our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. To the extent we find a material weakness or other deficiency in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.
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

Compliance with the SEC's new rule for disclosures on sourcing of conflict minerals may be time consuming and costly and could adversely affect our reputation.

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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own approximately 43% of our common stock outstanding as of March 31, 2014. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders, including you, oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2014	469	$2.16	0	0
February 1 - February 28, 2014	1,562	2.16	0	0
March 1 - March 31, 2014	624	11.10	0	0
Total	2,655	$4.26	0	0

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

VOCERA COMMUNICATIONS, INC.
Date: May 9, 2014	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: May 9, 2014	By:	/S/ William R. Zerella
William R. Zerella Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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