Form 10-Q
period 2014-06-30
VOCERA COMMUNICATIONS, INC.
filed 2014-08-08
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014
Common Stock, $0.0003 par value per share	25,435,869

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$16,961	$39,652
Short-term investments	103,664	88,024
Accounts receivable, net of allowance	19,466	23,543
Other receivables	1,061	882
Inventories	4,415	5,665
Prepaid expenses and other current assets	2,397	1,892
Total current assets	147,964	159,658
Property and equipment, net	4,844	5,365
Intangible assets, net	2,464	1,544
Goodwill	7,678	5,575
Other long-term assets	969	965
Total assets	$163,919	$173,107
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,960	$3,531
Accrued payroll and other current liabilities	9,292	9,841
Deferred revenue, current	25,105	26,133
Total current liabilities	37,357	39,505
Deferred revenue, long-term	6,410	6,398
Other long-term liabilities	1,636	1,641
Total liabilities	45,403	47,544
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of June 30, 2014 and December 31, 2013; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 25,398,022 and 24,967,140 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	8	7
Additional paid-in capital	196,339	189,966
Accumulated other comprehensive (loss) income	(1)	23
Accumulated deficit	(77,830)	(64,433)
Total stockholders’ equity	118,516	125,563
Total liabilities and stockholders’ equity	$163,919	$173,107
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Product	$11,850	$15,340	$26,039	$28,300
Service	11,169	9,956	21,656	19,409
Total revenue	23,019	25,296	47,695	47,709
Cost of revenue
Product	4,421	5,336	9,411	9,946
Service	4,528	4,170	9,342	8,254
Total cost of revenue	8,949	9,506	18,753	18,200
Gross profit	14,070	15,790	28,942	29,509
Operating expenses
Research and development	4,362	3,418	8,428	7,032
Sales and marketing	12,614	10,679	25,357	20,911
General and administrative	4,156	3,629	8,553	6,927
Total operating expenses	21,132	17,726	42,338	34,870
Loss from operations	(7,062)	(1,936)	(13,396)	(5,361)
Interest income	98	59	185	83
Other income (expense), net	19	(84)	(46)	(131)
Loss before income taxes	(6,945)	(1,961)	(13,257)	(5,409)
Provision for income taxes	(63)	(61)	(140)	(112)
Net loss	$(7,008)	$(2,022)	$(13,397)	$(5,521)

Net loss per share
Basic and diluted	$(0.28)	$(0.08)	$(0.53)	$(0.23)
Weighted average shares used to compute net loss per share
Basic and diluted	25,246	24,555	25,147	24,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(7,008)	$(2,022)	$(13,397)	$(5,521)
Other comprehensive loss, net:
Change in unrealized loss on investments, net	(1)	(88)	(24)	(92)
Comprehensive loss	$(7,009)	$(2,110)	$(13,421)	$(5,613)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(13,397)	$(5,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,494	1,111
Change in non-cash interest income, net	6	(22)
Loss on disposal of property and equipment	76	—
Allowance for doubtful accounts	8	9
Inventory write-down	51	70
Change in lease-related performance liabilities	(244)	—
Stock-based compensation expense	5,376	3,720
Excess tax benefits from employee stock plans	—	(82)
Changes in operating assets and liabilities:
Accounts receivable	4,255	2,595
Other receivables	(178)	9
Inventories	1,200	(1,510)
Prepaid expenses and other assets	(508)	(683)
Accounts payable	(573)	132
Accrued payroll and other liabilities	(553)	(3,108)
Deferred revenue	(1,106)	727
Net cash used in operating activities	(4,093)	(2,553)
Cash flows from investing activities
Purchase of property and equipment	(723)	(2,642)
Business acquisitions, net of cash acquired	(3,500)	—
Purchase of short-term investments	(72,912)	(85,809)
Maturities of short-term investments	56,797	36,196
Sales of short-term investments	446	—
Net cash used in investing activities	(19,892)	(52,255)
Cash flows from financing activities
Cash from lease-related performance obligations	307	554
Payment for repurchase of early exercised options	(11)	(3)
Excess tax benefits from employee stock plans	—	82
Proceeds from issuance of common stock from the employee stock purchase plan	945	1,596
Proceeds from exercise of stock options	793	1,014
Tax withholdings paid on behalf of employees for net share settlement	(740)	(443)
Proceeds from exercise of common stock warrants	—	226
Net cash provided by financing activities	1,294	3,026
Net decrease in cash and cash equivalents	(22,691)	(51,782)
Cash and cash equivalents at beginning of period	39,652	92,521
Cash and cash equivalents at end of period	$16,961	$40,739

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$51	$257

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Organization and Business
Vocera Communications, Inc. (the “Company”) is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. The majority of the Company's business is currently generated from sales of its solutions in the healthcare market, but the Company is actively engaged in other markets. Vocera helps its healthcare customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through its Communication and Care Experience solutions. These have been installed in more than 1,200 healthcare and non-healthcare organizations worldwide.
The Vocera Communication System, which includes an intelligent enterprise software platform, a lightweight, wearable, voice-controlled communication badge, and smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. The Vocera Care Experience is a hosted software solution suite that coordinates and streamlines patient-to-provider and provider-to-provider communication across the continuum of care. Vocera Care Experience is complemented by the Company’s Experience Innovation Network, a membership-based program to spread the adoption of leading strategies to improve patient and staff experience.
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd and Vocera Communications Australia Pty Ltd. in 2005, Vocera Canada, Ltd. in 2010, Vocera Communications India Private Ltd. in 2013 and Vocera Communications Middle East FZ-LLC in 2014.
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The year-end condensed balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP.
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
Revenue Recognition
The Company derives revenue from the sales of communication badges, smartphone application software, perpetual software licenses for enterprise software that is essential to the functionality of the communication badges, software maintenance, extended warranty and professional services. The Company also derives revenue from the sale of perpetual and subscription licenses for software that is not essential to the functionality of the communication badges. The Company's revenue recognition policy has not changed from that described in its Annual Report on Form 10-K for the year ended December 31, 2013.
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
For the six months ended June 30, 2014 and 2013, the Company transferred $0.5 million and $0.8 million, respectively of lease receivables in non-recourse sales to third-party financial companies, with immaterial net gains. For the six months ended June 30, 2014 and 2013, the Company recorded $0.3 million and $0.6 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of June 30, 2014 and December 31, 2013, the Company recorded $1.2 million and $1.4 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
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
In May 2014, the FASB together with the International Accounting Standards Board issued converged guidance for revenue recognition that will replace most existing guidance, eliminate industry-specific guidance and provide a unified model for determining how and when revenue from contracts with customers should be recognized. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will also introduce additional disclosures, changes in asset and liability accounting, and changes in gain/loss recognition for asset transfers unrelated to customer transactions.
The Company’s effective date for this standard will be the first quarter of 2017; no early application is permitted. Two methods of transition are provided: a full retrospective approach, with certain practical expedients allowed, and a cumulative effect method, with balance sheet adjustment as of January 1, 2017. The Company is evaluating the effect the new standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the future effect of the standard on its financial position or results of operations.

2.	Fair Value of Financial Instruments
The Company’s cash and cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the six months ended June 30, 2014, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2014 and December 31, 2013, are summarized as follows (in thousands):

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$6,669	$—	$6,669	$22,991	$—	$22,991
Commercial paper	—	2,869	2,869	—	900	900
U.S. government agency securities	—	10,543	10,543	—	11,279	11,279
U.S. Treasury securities	—	5,685	5,685	—	5,235	5,235
Municipal debt securities	—	4,700	4,700	—	4,765	4,765
Corporate debt securities	—	81,903	81,903	—	67,055	67,055
Total assets measured at fair value	$6,669	$105,700	$112,369	$22,991	$89,234	$112,225
The Company had no liabilities as of June 30, 2014 and December 31, 2013 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$8,256	$—	$—	$8,256
Money market funds	6,669	—	—	6,669
Commercial paper	1,000	—	—	1,000
U.S. government agency securities	21	—	—	21
Corporate debt securities	1,015	—	—	1,015
Total cash and cash equivalents	16,961	—	—	16,961

Short-Term Investments:
Commercial paper	1,869	—	—	1,869
U.S. government agency securities	10,517	5	—	10,522
U.S. Treasury securities	5,681	4	—	5,685
Municipal debt securities	4,694	6	—	4,700
Corporate debt securities	80,901	21	(34)	80,888
Total short-term investments	103,662	36	(34)	103,664
Total cash, cash equivalents and short-term investments	$120,623	$36	$(34)	$120,625

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$15,451	$—	$—	$15,451
Money market funds	22,991	—	—	22,991
Commercial paper	150	—	—	150
Corporate debt securities	1,060	—	—	1,060
Total cash and cash equivalents	39,652	—	—	39,652
Short-Term Investments:
Commercial paper	750	—	—	750
U.S. government agency securities	11,275	5	(1)	11,279
U.S. Treasury securities	5,233	2	—	5,235
Municipal debt securities	4,758	7	—	4,765
Corporate debt securities	65,982	20	(7)	65,995
Total short-term investments	87,998	34	(8)	88,024
Total cash, cash equivalents and short-term investments	$127,650	$34	$(8)	$127,676

The Company has determined that the unrealized losses on its short-term investments as of June 30, 2014 and December 31, 2013 do not constitute an "other than temporary impairment." The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity (less than five months, weighted average) and the Company’s intent and ability to hold such loss securities until maturity.

Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of June 30, 2014
Cash and cash equivalents (1)	$16,961	$—	$16,961
Short-term investments	92,576	11,088	103,664
Cash, cash equivalents and short-term investments	$109,537	$11,088	$120,625

Balances as of December 31, 2013
Cash and cash equivalents (1)	$39,652	$—	$39,652
Short-term investments	71,464	16,560	88,024
Cash, cash equivalents and short-term investments	$111,116	$16,560	$127,676

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.
All the above tables exclude restricted cash, primarily held in certificates of deposit, of $0.3 million as of June 30, 2014 and December 31, 2013, which is classified within prepaid expenses and other current assets on the balance sheet.

4.	Net Loss Per Share
For fiscal years preceding 2013, basic and diluted net (loss) income per common share were presented in conformity with the two-class method required for participating securities.
For the three months and the six months ended June 30, 2014 and 2013, the two-class method is not applicable due to the net losses, which must be attributed entirely to the common shareholders. Additionally, as of June 30, 2014 and December 31, 2013, there were 8,094 and 26,463 shares of participating securities, respectively, consisting of repurchasable shares issued from early exercise of options and unvested restricted shares; thus the future effect of participating securities would generally be immaterial, even in years with net income.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(7,008)	$(2,022)	$(13,397)	$(5,521)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	25,246	24,555	25,147	24,419

Net loss per share
Basic and diluted	$(0.28)	$(0.08)	$(0.53)	$(0.23)

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Options to purchase common stock, including ESPP	3,692	3,379	3,499	3,313
Common stock subject to repurchase	8	29	7	32
Warrants to purchase common stock	44	44	44	44
Restricted stock units	950	581	876	511
Restricted stock awards	—	12	—	12

5.	Goodwill and Intangible Assets
Goodwill
As of June 30, 2014 and December 31, 2013, the Company had $7.7 million and $5.6 million of goodwill acquired. During the six months ended June 30, 2014, the Company recorded additional goodwill of $2.1 million for the mVisum acquisition (see Note 11, "Business acquisition"). As of June 30, 2014, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The gross carrying amounts of intangible assets which have been fully amortized are removed annually in the subsequent first quarter balance sheet presentation. During the six months ended June 30, 2014, a fully amortized non-compete agreement intangible with $70,000 original cost (and accumulated amortization) was removed from the table of intangibles carrying cost, offset by increases in intangibles related to the mVisum acquisition, as described in Note 11.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		June 30, 2014			December 31, 2013
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 to 7	$2,710	$1,473	$1,237	$1,880	$1,264	$616
Customer relationships	7 to 9	2,520	1,584	936	2,350	1,449	901
Non-compete agreements	2 to 4	260	26	234	70	70	—
Trademarks and trade names	4 to 7	110	53	57	70	43	27
Intangible assets		$5,600	$3,136	$2,464	$4,370	$2,826	$1,544
Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense was $0.4 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

Amortization of acquired intangible assets is reflected in the cost of revenue or operating expenses, depending on the nature of the intangible. The estimated future amortization of existing acquired intangible assets as of June 30, 2014 was as follows:

(in thousands)	Future amortization
2014 (remaining six months)	$405
2015	626
2016	495
2017	394
2018	275
2019	229
Thereafter	40
Future amortization expense	$2,464

6.	Balance Sheet Components
Inventories

(in thousands)	June 30, 2014	December 31, 2013
Raw materials	$461	$806
Finished goods	3,954	4,859
Total inventories	$4,415	$5,665
Property and equipment, net

(in thousands)	June 30, 2014	December 31, 2013
Computer equipment and software	$7,814	$7,345
Furniture, fixtures and equipment	953	924
Leasehold improvements	2,136	2,125
Manufacturing tools and equipment	3,127	3,081
Construction in process	593	555
Property and equipment, at cost	14,623	14,030
Less: Accumulated depreciation	(9,779)	(8,665)
Property and equipment, net	$4,844	$5,365
Depreciation and amortization expense was $0.6 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation and amortization expense was $1.1 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 1.25 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Minimum payments to be received on sales-type leases	$2,273	$2,597
Less: Unearned interest income and executory costs	(1,108)	(1,167)
Net investment in sales-type leases	1,165	1,430
Less: Current portion	(575)	(620)
Non-current net investment in sales-type leases	$590	$810
There were no allowances for doubtful accounts on these leases as of June 30, 2014 and December 31, 2013. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets," respectively.
The minimum payments expected to be received for future years under sales-type leases as of June 30, 2014 were as follows:

(in thousands)	Future lease payments
2014 (six months remaining)	$484
2015	844
2016	672
2017	273
Total	$2,273
Accrued payroll and other current liabilities

(in thousands)	June 30, 2014	December 31, 2013
Payroll and related expenses	$4,998	$5,065
Accrued payables	2,169	2,259
Deferred rent, current portion	399	490
Lease financing, current portion	656	528
Product warranty	582	840
Sales and use tax payable	166	259
Other	322	400
Total accrued payroll and other current liabilities	$9,292	$9,841
The changes in the Company's product warranty reserve are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Warranty balance at the beginning of the period	$722	$207	$840	$297
Warranty expense accrued for shipments in period	189	100	487	174
Changes in estimate related to pre-existing warranties	(26)	178	25	227
Warranty settlements made	(303)	(283)	(770)	(496)
Warranty balance at the end of the period	$582	$202	$582	$202

7.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of June 30, 2014 and December 31, 2013, approximately $3.2 million and $3.1 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2014 and April 2017. The San Jose, California headquarters lease expires on March 31, 2016, with a single three-year extension option at rates approximating the then-fair market value. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.5 million and $0.5 million for the three months ended June 30, 2014 and June 30, 2013, respectively. Facilities rent expense was $1.0 million and $1.0 million for the six months ended June 30, 2014 and June 30, 2013, respectively.
Future minimum lease payments at June 30, 2014 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2014 (remaining six months)	$865
2015	1,693
2016	539
2017	33
Total minimum lease payments	$3,130

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

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the six months ended June 30, 2014 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2013	3,287,207	$9.62	6.8	$24,880
Options granted	567,197	13.81
Options exercised	(204,385)	3.88
Options canceled	(33,484)	17.34
Outstanding at June 30, 2014	3,616,535	$10.53	6.7	$17,361
At June 30, 2014, there was $9.4 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.75 years. The Company did not grant non-employee options in either of the six months ended June 30, 2014 or 2013. As of June 30, 2014, there were 708,161 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. The following assumptions were used for each respective period for employee stock options:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expected Term (in years)	5.41	5.38	5.41	5.38 - 5.43
Volatility	44.0%	46.7%	44.0% - 48.2%	46.7% - 48.1%
Risk-free interest rate	1.71%	1.11%	1.59% - 1.71%	0.81% - 1.11%
Dividend yield	0%	0%	0%	0%
Exercise of common stock warrants
During the six months ended June 30, 2013, holders of common stock warrants exercised 34,142 shares for cash proceeds of $0.2 million. There were no cash exercises of warrants during six months ended June 30, 2014.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the six months ended June 30, 2014, employees purchased 86,646 shares of common stock at an average purchase price of $10.91. During the six months ended June 30, 2013, employees purchased 115,784 shares of common stock at an average purchase price of $13.79. As of June 30, 2014, 356,945 shares remained available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expected Term (in years)	0.50	0.50	0.50	0.50
Volatility	35.9%	33.3%	35.9% - 36.0%%	33.3%
Risk-free interest rate	0.05%	0.13%	0.05% - 0.10%	0.13%
Dividend yield	0%	0%	0%	0%
Restricted Stock Awards and Restricted Stock Units
A summary of restricted stock and RSU activity for the six months ended June 30, 2014 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2013	12,076	$12.42	755,271	$19.24
Granted	—	—	425,616	14.10
Vested	(12,076)	12.42	(200,383)	19.59
Forfeited	—	—	(30,082)	19.79
Outstanding at June 30, 2014	—	$—	950,422	$16.84
At June 30, 2014, there was no remaining unrecognized net compensation cost related to restricted stock awards. At June 30, 2014, there was $12.8 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
Allocation of Stock-Based Compensation Expense
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Cost of revenue	$252	$214	$538	$435
Research and development	239	228	459	437
Sales and marketing	1,068	726	2,035	1,306
General and administrative	1,219	848	2,344	1,542
Total stock-based compensation	$2,778	$2,016	$5,376	$3,720

9.	Segments
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

The following table presents a summary of the operating segments:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue
Product	$11,850	$15,340	$26,039	$28,300
Service	11,169	9,956	21,656	19,409
Total revenue	23,019	25,296	47,695	47,709

Cost of Revenue
Product	4,421	5,336	9,411	9,946
Service	4,528	4,170	9,342	8,254
Total cost of revenue	8,949	9,506	18,753	18,200

Gross profit
Product	7,429	10,004	16,628	18,354
Service	6,641	5,786	12,314	11,155
Total gross profit	14,070	15,790	28,942	29,509

Operating expenses	21,132	17,726	42,338	34,870
Interest (expense) income, net and other	117	(25)	139	(48)
Loss before income taxes	$(6,945)	$(1,961)	$(13,257)	$(5,409)

10.	Income Taxes
The provision for income taxes was $140,000 and $112,000 for the six months ended June 30, 2014 and 2013, respectively. The expense in both periods was primarily due to taxes on international operations and state income taxes.
As of June 30, 2014, the Company has provided a valuation allowance against certain federal and state deferred tax assets.
Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of June 30, 2014, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2013.

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
The following table presents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Fair value of net assets acquired
Accounts receivable	$187
Intangibles
Developed technology	830
Non-compete agreement	260
Customer relationships	170
Trademarks and trade names	40
Goodwill	2,103
Total assets	3,590
Deferred revenue	(90)
Net assets acquired	$3,500
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
The Company incurred $0.2 million of acquisition-related costs that were expensed as incurred. These costs are recorded as general and administrative expenses in the consolidated statement of operations. Additionally, in connection with the acquisition the Company established a retention bonus plan for mVisum with potential additional compensation over a two-year period of approximately $0.5 million, based on achievement of operating objectives and continued employment. Such amounts are not considered part of the purchase consideration and are being recorded as earned as compensation expense. The acquisition did not result in material contributions to revenue or net loss in the consolidated financial statements since the acquisition date. Additionally, pro forma financial information is not provided for consolidated revenue and net loss, since the acquisition was not material to the consolidated financial statements.

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

Business Overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the U.S. and internationally. The significant majority of our business is currently generated from sales of our solutions in the healthcare market, but we have active sales and marketing efforts in other markets. We help our healthcare customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through our Communication and Care Experience solutions. As of June 30, 2014, these have been installed in more than 1,200 healthcare and non-healthcare organizations worldwide.
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
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We have very low customer revenue concentrations. Our largest end-customer represented 3.7%, 1.1% and 2.7% of revenue for the six months ended June 30, 2014, and the years ended December 31, 2013 and 2012, respectively. While we have international customers in other English speaking countries such as Canada, the United Kingdom and Australia, most of our customers are located in the United States. International customers represented 11.0%, 10.5% and 10.7% of our revenue in the six months ended June 30, 2014, and the years ended December 31, 2013 and 2012, respectively. We plan to expand our presence in other international markets.

To date, substantially all of our revenue has been derived from sales of our Voice Communication solution, including product maintenance and related services. Total revenue was essentially unchanged at $47.7 million for the six months ended June 30, 2013 as well as for the six months ended June 30, 2014. For the six months ended June 30, 2014, we recorded a net loss of $13.4 million compared to a net loss of $5.5 million for the six months ended June 30, 2013.

U.S. hospital spending continued to be a challenge in our second quarter of 2014, with spending directed toward further investment in electronic medical records, expenses related to meaningful use and preparation for utilizing new ICD-10 diagnosis coding and other regulated spending priorities. Capital investments and operating expenses remained under a high level of scrutiny. In addition, as patient volumes and reimbursement levels continued to be at lower levels for many healthcare providers, hospitals exercised strong expense limits and reductions, also impacting capital purchases and departmental operating budgets through which our solutions are purchased.

Internationally, Canada, the United Kingdom and France, with their healthcare systems predominantly driven by government spending, have experienced continuing budget challenges as well. However, the emerging international markets, especially the Middle East and Asia Pacific regions, present us with opportunities, as these regions are predominantly in strong investment mode for rapidly expanding their healthcare system capacity.
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
As of June 30, 2014, we have provided a valuation allowance against certain federal and state deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance.  If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended June 30,				Six months ended June 30,
Consolidated statement of operations data:	2014		2013		2014		2013
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$11,850	51.5%	$15,340	60.6%	$26,039	54.6%	$28,300	59.3%
Service	11,169	48.5	9,956	39.4	21,656	45.4	19,409	40.7
Total revenue	23,019	100.0	25,296	100.0	47,695	100.0	47,709	100.0
Cost of revenues
Product	4,421	19.2	5,336	21.1	9,411	19.7	9,946	20.8
Service	4,528	19.7	4,170	16.5	9,342	19.6	8,254	17.3
Total cost of revenues	8,949	38.9	9,506	37.6	18,753	39.3	18,200	38.1
Gross profit	14,070	61.1	15,790	62.4	28,942	60.7	29,509	61.9
Operating expenses:
Research and development	4,362	18.9	3,418	13.5	8,428	17.7	7,032	14.7
Sales and marketing	12,614	54.8	10,679	42.2	25,357	53.2	20,911	43.8
General and administrative	4,156	18.1	3,629	14.3	8,553	17.9	6,927	14.5
Total operating expenses	21,132	91.8	17,726	70.1	42,338	88.8	34,870	73.1
Loss from operations	(7,062)	(30.7)	(1,936)	(7.7)	(13,396)	(28.1)	(5,361)	(11.2)
Interest income	98	0.4	59	0.2	185	0.4	83	0.2
Other income (expense), net	19	0.1	(84)	(0.3)	(46)	(0.1)	(131)	(0.3)
Loss before income taxes	(6,945)	(30.2)	(1,961)	(7.8)	(13,257)	(27.8)	(5,409)	(11.3)
Provision for income taxes	(63)	(0.3)	(61)	(0.2)	(140)	(0.3)	(112)	(0.2)
Net loss	$(7,008)	(30.4)%	$(2,022)	(8.0)%	$(13,397)	(28.1)%	$(5,521)	(11.6)%

Comparison of the three months and six months ended June 30, 2014 and 2013
Revenue:

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change		2014	2013	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Devices	$8,942	$12,363	$(3,421)	(27.7)%	$19,174	$22,305	$(3,131)	(14.0)%
Software	2,908	2,977	(69)	(2.3)	6,865	5,995	870	14.5
Total product	11,850	15,340	(3,490)	(22.8)	26,039	28,300	(2,261)	(8.0)

Service revenue
Maintenance and support	8,742	7,660	1,082	14.1	17,121	15,004	2,117	14.1
Professional services and training	2,427	2,296	131	5.7	4,535	4,405	130	3.0
Total service	11,169	9,956	1,213	12.2	21,656	19,409	2,247	11.6
Total revenue	$23,019	$25,296	$(2,277)	(9.0)	$47,695	$47,709	$(14)	—
Three months ended June 30, 2014 compared to three months ended June 30, 2013.
Total revenue decreased $2.3 million, or 9.0%, from the three months ended June 30, 2013 to June 30, 2014.

Product revenue decreased $3.5 million, or 22.8%, from the three months ended June 30, 2013 to June 30, 2014. Device revenue decreased $3.4 million, or 27.7%, and software revenue decreased $0.1 million, or 2.3%, from the three months ended June 30, 2013 to June 30, 2014. The decrease in device revenue, which related entirely to our Voice Communication solution, was driven primarily by a decrease in unit sales of badges and related accessories from new customers making initial purchases, existing customers expanding deployments within their facilities to new departments and users, and customers replacing badges, offset by a higher average selling price due to a promotion in the three months ended June 30, 2013 which did not recur during the three months ended June 30, 2014. The list prices for our products did not change substantially from 2013. The decrease in software revenue was mainly a result of a decrease in sales of Voice Communication software licenses, primarily to existing customers to support enterprise expansions.
During the second quarter of 2014, we continued to experience a challenging hospital spending environment. U.S. hospitals began 2014 with a cautious operating and spending approach as hospital decision-makers continue to evaluate the trends in patient populations and the impact of healthcare reform. Discretionary hospital spending and capital investments remain under strict scrutiny, and we believe this is resulting in an extended sales cycle for our products.
Service revenue increased $1.2 million, or 12.2%, from the three months ended June 30, 2013 to June 30, 2014. Software maintenance and support revenue increased $1.1 million, or 14.1%, and professional services and training revenue increased $0.1 million, or 5.7%, from the three months ended June 30, 2013 to June 30, 2014. The increase in software maintenance and support revenue was primarily a result of a larger customer base increasing software maintenance revenue by $0.8 million and an increase in extended warranty revenue of $0.3 million. The increase in professional services and training revenue is due to an increase in our Experience Innovation Network collaborative membership and consulting services.
Six months ended June 30, 2014 compared to six months ended June 30, 2013.
Total revenue of $47.7 million was essentially unchanged, comparing the six months ended June 30, 2013 to June 30, 2014.
Product revenue decreased $2.3 million, or 8.0%, from the six months ended June 30, 2013 to June 30, 2014. Device revenue decreased $3.1 million, or 14.0%, and software revenue increased $0.9 million, or 14.5%, from the six months ended June 30, 2013 to June 30, 2014. The decrease in device revenue, which related entirely to our Voice Communication solution, was driven primarily by a decrease in unit sales of badges and related accessories partially offset by an increase in average selling price due to a promotion in the three months ended June 30, 2013. The increase in software revenue was mainly a result of an increase in sales of Voice Communication software licenses, primarily to existing customers to support enterprise expansions. We believe that our product revenue for the six months ended June 30, 2014 was adversely affected by the conditions affecting the U.S. healthcare industry as described above.

Service revenue increased $2.2 million, or 11.6%, from the six months ended June 30, 2013 to June 30, 2014. Software maintenance and support revenue increased $2.1 million, or 14.1%, and professional services and training revenue increased $0.1 million, or 3.0%, from the six months ended June 30, 2013 to June 30, 2014. The increase in software maintenance and support revenue was primarily a result of a larger customer base increasing software maintenance revenue by $1.4 million and an increase in extended warranty revenue of $0.7 million. The increase in professional services and training revenue is due to an increase in our Experience Innovation Network collaborative membership and consulting services.

Cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change		2014	2013	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$4,421	$5,336	$(915)	(17.1)%	$9,411	$9,946	$(535)	(5.4)%
Service	4,528	4,170	358	8.6	9,342	8,254	1,088	13.2
Total cost of revenue	$8,949	$9,506	$(557)	(5.9)	$18,753	$18,200	$553	3.0

Gross margin
Product	62.7%	65.2%	(2.5)%		63.9%	64.9%	(1.0)%
Service	59.5	58.1	1.4		56.9	57.5	(0.6)
Total gross margin	61.1	62.4	(1.3)		60.7	61.9	(1.2)
Three months ended June 30, 2014 compared to three months ended June 30, 2013.
Cost of product revenue decreased $0.9 million, or 17.1%, from the three months ended June 30, 2013 to June 30, 2014. The cost of product revenue decreased primarily due to a decrease in the number of units of communication badges and related accessories sold. Product gross margin as a percentage of revenue decreased in the 2014 period compared to the corresponding period in 2013 due to the decrease in revenue resulting in decreased absorption of fixed expenses, which was partly offset by higher average selling prices in the current period due to a promotion in the three months ended June 30, 2013

Cost of service revenue increased $0.4 million, or 8.6%, from the three months ended June 30, 2013 to June 30, 2014. This increase was primarily due to a $0.3 million increase in employee wages, travel, and external contractors in our services organization to support growth in customer deployments and technical support. Service gross margin as a percentage of revenue increased in the 2014 period compared to the corresponding period in 2013 due to better utilization of our services personnel.
Six months ended June 30, 2014 compared to six months ended June 30, 2013.
Cost of product revenue decreased $0.5 million, or 5.4%, from the six months ended June 30, 2013 to June 30, 2014. The cost of product revenue decreased primarily due to a decrease in the number of units of communication badges and related accessories sold, partially offset by higher warranty and overhead costs. Product gross margin as a percentage of revenue decreased during the 2014 period compared to the corresponding period in 2013 due to higher warranty expenses as a percentage of revenue and lower absorption of overhead expenses, partially offset by a decrease in the average cost of our B3000 badge.
Cost of service revenue increased $1.1 million, or 13.2%, from the six months ended June 30, 2013 to June 30, 2014. This increase was primarily due to a $0.6 million increase in employee wages and other personnel costs and a $0.3 million increase in travel related expenses in our services organization to support growth in customer deployments and technical support. Extended warranty expenses increased $0.3 million due to an increase in badges under the extended warranty.

Operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change		2014	2013	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses:
Research and development	$4,362	$3,418	$944	27.6%	$8,428	$7,032	$1,396	19.9%
Sales and marketing	12,614	10,679	1,935	18.1	25,357	20,911	4,446	21.3
General and administrative	4,156	3,629	527	14.5	8,553	6,927	1,626	23.5
Total operating expenses	$21,132	$17,726	$3,406	19.2	$42,338	$34,870	$7,468	21.4
Three months ended June 30, 2014 compared to three months ended June 30, 2013.
Research and development expense. Research and development expense increased $0.9 million, or 27.6%, from the three months ended June 30, 2013 to June 30, 2014. This increase was primarily due to a $0.4 million increase in personnel costs and other expenses associated with an increase in headcount from 58 to 76 from June 30, 2013 to June 30, 2014, and a $0.3 million increase in outside services/development due to additional external resources for R&D projects.
Sales and marketing expense. Sales and marketing expense increased $1.9 million, or 18.1%, from the three months ended June 30, 2013 to June 30, 2014. This increase was primarily due to a $1.4 million increase in personnel and travel costs with an increase in headcount from 148 to 159 from June 30, 2013 to June 30, 2014, an increase of $0.3 million in stock-based compensation, an increase of $0.1 million in outside services and a $0.1 million increase in marketing expenses.
General and administrative expense. General and administrative expense increased $0.5 million, or 14.5%, from the three months ended June 30, 2013 to June 30, 2014. This increase was primarily due to an increase of $0.4 million in stock-based compensation and an increase of $0.2 million in equipment and supplies, offset by a decrease of $0.1 million in personnel costs due to a decrease in headcount from 50 to 47 from June 30, 2013 to June 30, 2014.
Six months ended June 30, 2014 compared to six months ended June 30, 2013.
Research and development expense. Research and development expense increased $1.4 million, or 19.9%, from the six months ended June 30, 2013 to June 30, 2014. This increase was primarily due to a $1.1 million increase in personnel costs and other expenses associated with the aforementioned increase in headcount, a $0.1 million increase in outside services/development due to additional external resources for R&D projects, and a $0.1 million increase in equipment for R&D projects.
Sales and marketing expense. Sales and marketing expense increased $4.4 million, or 21.3%, from the six months ended June 30, 2013 to June 30, 2014. This increase was primarily due to a $2.9 million increase in personnel costs associated with the aforementioned increase in headcount, an increase of $0.1 million due to additional travel costs related to the increase in headcount, an increase of $0.4 million in outside services, an increase of $0.7 million in stock-based compensation, and an increase of $0.4 million in marketing expenses.
General and administrative expense. General and administrative expense increased $1.6 million, or 23.5%, from the six months ended June 30, 2013 to June 30, 2014. This increase was due primarily to an increase of $0.8 million in stock-based compensation, an increase of $0.5 million in outside services, an increase of $0.4 million in equipment and supplies, and an increase of $0.1 million in administrative expenses, offset by a decrease of $0.2 million in personnel costs due to the aforementioned decrease in headcount.
Interest Income and Other Income (Expense), Net :

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Interest income	$98	$59	$39	$185	$83	$102
Other income (expense), net	19	(84)	103	(46)	(131)	85
Three months ended June 30, 2014 compared to three months ended June 30, 2013.
Interest income. Interest income increased from the three months ended June 30, 2013 to June 30, 2014 due to the shift in these periods from cash equivalents to higher interest-bearing short-term investments.

Other income (expense), net. Other income (expense), net increased $0.1 million from expense of $0.1 million in the three months ended June 30, 2013, primarily due to foreign exchange fluctuations.
Six months ended June 30, 2014 compared to six months ended June 30, 2013.
Interest income. Interest income increased from the six months ended June 30, 2013 to June 30, 2014 due to the shift in these periods from cash equivalents to higher interest-bearing short-term investments.

Other income (expense), net. Other income (expense), net increased $0.1 million from expense of $0.1 million in the six months ended June 30, 2013, primarily due to foreign exchange fluctuations.
Liquidity and Capital Resources
As of June 30, 2014, we had cash and cash equivalents and short-term investments of $120.6 million and no outstanding borrowings, which was largely attributable to the net proceeds of two common stock offerings in 2012. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Six months ended June 30,
(in thousands)	2014	2013
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(4,093)	$(2,553)
Net cash used in investing activities	(19,892)	(52,255)
Net cash provided by financing activities	1,294	3,026
Net decrease in cash and cash equivalents	$(22,691)	$(51,782)
Operating activities
Cash used in operating activities was $4.1 million for the six months ended June 30, 2014, due to a net loss of $13.4 million, partially offset by non-cash items such as depreciation and amortization of $1.5 million for property and equipment and acquired intangible assets and stock-based compensation of $5.4 million. With respect to changes in assets and liabilities, a decrease in accounts receivable of $4.3 million, which was attributable to collections on prior periods' invoices exceeding the current periods' billings, a decrease of $1.2 million in inventories and a seasonal increase of $0.4 million in accrued vacation liabilities contributed to cash. These factors were offset by certain cash outflows, including a $1.1 million decrease in deferred revenue, a $0.6 million decrease in accounts payable and a $0.5 million increase in prepaid expenses.
Cash used by operating activities was $2.6 million for the six months ended June 30, 2013, due to a net loss of $5.5 million, partially offset by non-cash items of depreciation and amortization of $1.1 million for property and equipment and acquired intangible assets and stock-based compensation of $3.7 million. The decrease in accounts receivable of $2.6 million contributed to cash flows, attributable to collections on prior periods' invoices exceeding the current periods' billings, with an additional $0.7 million from the increase in deferred revenue. These factors were offset by cash outflows due to a $2.7 million net reduction in accrued bonuses that reflected year-end bonus payouts, a $0.5 million net reduction in accrued liabilities for ESPP payroll contributions, a $1.5 million increase in inventories, and a $0.7 million increase in prepaid and other assets, mainly for insurance, taxes and lease receivables.
Investing activities
Cash used in investing activities was $19.9 million for the six months ended June 30, 2014, due to $3.5 million for the mVisum business acquisition and $72.9 million for purchases of short-term investments, partly offset by $56.8 million and $0.4 million of short-term investment maturities and investment sales, respectively. An additional $0.7 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities of $52.3 million for the six months ended June 30, 2013 was primarily due to $85.8 million for purchases of short-term investments, partially offset by $36.2 million of short-term investment maturities, plus $2.6 million spent for the purchase of property and equipment and leasehold improvements, including $1.4 million for our ERP implementation project and $0.5 million for our headquarters building expansion.

Financing activities
Cash provided by financing activities was $1.3 million for the six months ended June 30, 2014, primarily attributable to $0.9 million of ESPP purchases, $0.8 million of proceeds from stock option exercises and $0.3 million of cash from lease-related performance obligations. This was partially offset by a $0.7 million decrease for employees' taxes paid on net share settlement.
Cash provided by financing activities was $3.0 million for the six months ended June 30, 2013, primarily attributable to $1.6 million proceeds from our initial ESPP purchase, $1.0 million proceeds from stock option exercises, $0.6 million of cash from lease-related performance obligations, $0.2 million proceeds from common stock warrant exercises, less $0.4 million for employees' taxes paid on net share settlement.

Off-Balance Sheet Arrangements
During the six months ended June 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, "Commitments and Contingencies," for a discussion of our non-cancelable purchase commitments.

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
As of June 30, 2014, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
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

Risks related to our business and industry

We have incurred significant losses in the past, and will likely experience losses in the future.

We have incurred significant losses in the past and reported a net loss of $13.4 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $77.8 million. If we cannot achieve profitability in future periods, our business and our stock price may be adversely affected.

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

To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. A decrease in revenue from sales of our Vocera Communication solution would harm our business. Sales of our Vocera Communication solution to the healthcare market accounted for 90%, 91% and 92% of our revenue for the six months ended June 30, 2014, and for the years ended December 31, 2013 and 2012, respectively. Total product revenue declined 8% from the six months ended June 30, 2013 to June 30, 2014, due to a decline in sales of our Vocera Communication Solution.

We obtain a significant portion of these sales from existing hospital customers. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future. While we are seeking to sell our Vocera Communications solution to non-healthcare customers, we may not be successful in selling our solutions to customers in these markets. We do not anticipate that sales of our Vocera Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

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

Even if hospital personnel determine that our Vocera Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints, ever increasing demands from patients and impediments to obtaining reimbursements for their service. In addition, hospitals, including both governmental and non-governmental customers, are experiencing budgeting issues and uncertainty related to Medicare reimbursement rates and the federal budget, as well as continuing changes in the implementation of the Patient Protection and Affordable Care Act of 2010 ("ACA") and other healthcare reform legislation. As a consequence, we may continue to experience a slowdown and deferral of orders for our Vocera Communication solution that could negatively impact our sales. We believe hospitals are currently allocating funds for capital and infrastructure improvements to benefit from electronic medical records incentives and, for compliance with ICD-10 diagnosis coding requirements, which may impact their ability to purchase and deploy our solution. We might not be able to sustain or increase our revenue from sales of our Vocera Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to twelve months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, we experienced elongated sales cycles due to uncertainty surrounding healthcare reform and lower hospital admission trends in 2013 and the six months ended June 30, 2014. At this time, hospitals in the U.S. face significant uncertainty over the continuing impact of federal government budgets, and continuing changes in the implementation and deadlines for compliance with the ACA and other healthcare reform legislation, as well as potential future statutes and rulemaking.

Our business has gone through cycles of expansion, relative stability and contraction, and if we are not able to manage such cycles effectively, our operating results may suffer.

We have experienced periods of expansion, relative stability and contraction in our revenues and operations in the past. Such fluctuation has placed, and may continue to place, strains on our management systems, infrastructure and other resources. Especially during growth periods, we may plan to hire additional direct sales and marketing personnel domestically and internationally, acquire complementary businesses, technologies or assets, and increase our investment in research and development. Our future operating results depend to a large extent on our ability to successfully implement such plans and manage such investments. To do so successfully we must, among other things:

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

We expect to incur costs associated with the investments made to support our business strategy before the anticipated benefits or the returns are realized, if at all. If we are unable to grow our business or manage our future growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or enhancements to existing solutions. We may also fail to satisfy customer requirements, maintain quality, execute our business plan or respond to competitive pressures, which could result in lower revenue and a decline in the share price of our common stock.

Our revenue and operating results have fluctuated, and are likely to continue to fluctuate, making our quarterly results difficult to predict, causing us to miss analyst expectations and causing the price of our common stock to decline.

Our operating results have been and may continue to be difficult to predict, even in the near term, and are likely to fluctuate as a result of a variety of factors, many of which are outside of our control.

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

Developments in the healthcare industry and governing regulations have negatively affected and may continue to negatively affect our business.

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

Federal budget activities also impact our customers. We believe that it is likely that additional legislative changes and rulemaking by HHS will continue. In addition, many state governments are changing or expanding their healthcare laws, adding additional complexity to understanding the potential impacts.

We are unable to predict the full impact of these new and changing rules on our hospital customers and others in the healthcare industry.  Impacts of these rules have affected and could continue to affect materially our customers’ ability to budget for or purchase our products. The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. We cannot assure you that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

We primarily compete in the rapidly evolving and competitive healthcare market, and if we fail to effectively respond to competitive pressures, our business and operating results could be harmed.

We believe that at this time the primary competition for our Vocera Communication solution consists of traditional methods using wired phones, pagers and overhead intercoms. While we believe that our system is superior to these legacy methods, our solution requires a significant infrastructure investment by a hospital and many hospitals' spending is severely constrained by other priorities.

Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones attempt to sell their products to hospitals as components of an overall communication system. Of these product categories, in-building wireless telephones represent the most significant competition for the sale of our solution. The market for in-building wireless phones is dominated by communications companies such as Cisco Systems, Ascom and Spectralink. In addition, the proliferation of smartphones and related applications may represent a new category of competitive offerings. While we consider secured text-messaging using smartphones as a feature valued by many customers, we do not believe most of our potential customers would consider that feature alone an adequate substitute for a voice communication solution. However, some customers may choose free text-messaging solutions even if not HIPAA-compliant, given their budget constraints.

While we do not have a directly comparable competitor that provides a solution as richly-featured as the Vocera Communication system for the healthcare market, we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition.

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

Our efforts to sell our communications solutions in non-healthcare markets may not be successful.

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been deployed in over 200 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 4%, 3% and 3% of our revenue for the six months ended June 30, 2014, and for the years ended December 31, 2013 and 2012, respectively. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic, such as our mVisum acquisition in the first quarter of 2014. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating any acquired businesses, technologies or assets. If we cannot effectively integrate our Vocera Communication solution with our Secure Messaging and Care Experience solutions and successfully market and sell these solutions, we may not achieve market acceptance for, or significant revenue from, these new solutions.

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

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 36%, 31% and 26% of our revenue for the six months ended June 30, 2014, and for the years ended December 31, 2013 and 2012, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

The members of our senior management and other key personnel are at-will employees, and may terminate their employment at any time without notice. For example, in June 2014, our Chief Financial Officer resigned to pursue another opportunity in the San Francisco Bay Area. If one or more members of our senior management terminate their employment, we may not be able to find qualified individuals to replace them on a timely basis or at all and our senior management may need to divert their attention from other aspects of our business. Former employees may also become employees of a competitor. We may also have to pay additional compensation to attract and retain key personnel. We also anticipate hiring additional engineering, marketing and sales, and services personnel to grow our business. Often, significant amounts of time and resources are required to train these personnel. We may incur significant costs to attract, integrate and retain them, and we may lose them to a competitor or another company before we realize the benefit of our investments in them.

Our international operations subject us, and may increasingly subject us in the future, to operational, financial, economic and political risks abroad.

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, we generated 11.0%, 10.5% and 10.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In the second quarter of 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

For example, the European Union, or EU, adopted the Data Protection Directive, or DPD, imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act, as well as a variety of provincial statutes, provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of personal information could create liability for us, result in adverse publicity and negatively affect our business.

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
To prevent unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement or misappropriation of our proprietary rights. Any such action could result in significant costs and diversion of our resources and management's attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than us. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating our intellectual property. While we plan to continue to protect our intellectual property with, among other things, patent protection, there can be no assurance that:

•	current or future U.S. or foreign patent applications will be approved;

•	our issued patents will protect our intellectual property and not be held invalid or unenforceable if challenged by third parties;

•	we will succeed in protecting our technology adequately in all key jurisdictions in which we develop technology, or we or our competitors operate; or

•	others will not independently develop similar or competing products or methods or design around any patents that may be issued to us.

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

Some of our solutions are, and others could become, subject to regulation by the U.S. Food and Drug Administration or similar foreign agencies, which could increase our operating costs.

We provide certain products that are, and others that may become, subject to regulation by the FDA and similar agencies in other countries, or the jurisdiction of these agencies could be expanded in the future to include our solutions. The FDA regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. Although we have concluded that our wireless badge is a general-purpose communications device not subject to FDA regulation, the FDA could disagree with our conclusion, or changes in our solutions or the FDA’s evolving regulation could lead to FDA regulation of our solutions. Any of our products deemed to be medical devices would be subject to the 2.3% excise tax under the Affordable Care Act. Canada and many other countries in which we sell or may sell our solutions could also have similar regulations applicable to our solutions, some of which may be subject to change or interpretation. We may incur substantial operating costs if we are required to register our solutions or components of our solutions as regulated medical devices under U.S. or foreign regulations, obtain premarket approval from the FDA or foreign regulatory agencies, and satisfy the extensive reporting requirements. In addition, failure to comply with these regulations could result in enforcement actions and monetary penalties. A clinical communications product acquired from mVisum, Inc. is regulated by the FDA as a Class II medical device.

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
We could be an emerging growth company for up to five years. However, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of any year, we could cease to be an “emerging growth company” as of the following December 31st. This threshold was not reached for June 30, 2014. After exceeding the threshold, as of each fiscal year end, our independent registered public accounting firm will be required to evaluate and report on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. While management has established plans to accommodate the additional assessment and attestation procedures and related costs of Section 404(b) compliance, we may incur additional costs or require additional management time to comply with Section 404(b) in a timely manner.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted a new rule that applies to companies that use certain minerals and metals, known as conflict minerals, in their products, including certain products manufactured for them by third parties. The new rule requires companies that use conflict minerals in the production of their products to conduct diligence as to whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries and to file certain information with the SEC about the use of these minerals. We have incurred additional efforts to comply with the due diligence and disclosure requirements.  In addition, depending upon our findings or our inability to make reliable findings about the source of any conflict minerals that we use, our reputation could be harmed. Our first conflict minerals report, covering calendar 2013 operations, was submitted by the June 2, 2014 deadline.
Risks related to our common stock
The market price of our common stock has been, and may continue to be volatile, and your investment in our stock could suffer a decline in value.
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

VOCERA COMMUNICATIONS, INC.
Date: August 8, 2014	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer and Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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