Form 10-Q
period 2014-09-30
VOCERA COMMUNICATIONS, INC.
filed 2014-11-10
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2014
Common Stock, $0.0003 par value per share	25,546,172

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$16,184	$39,652
Short-term investments	100,647	88,024
Accounts receivable, net of allowance	15,962	23,543
Other receivables	867	882
Inventories	4,230	5,665
Prepaid expenses and other current assets	2,675	1,892
Total current assets	140,565	159,658
Property and equipment, net	5,191	5,365
Intangible assets, net	3,396	1,544
Goodwill	9,988	5,575
Other long-term assets	889	965
Total assets	$160,029	$173,107
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,504	$3,531
Accrued payroll and other current liabilities	10,381	9,841
Deferred revenue, current	25,712	26,133
Total current liabilities	38,597	39,505
Deferred revenue, long-term	6,479	6,398
Other long-term liabilities	1,782	1,641
Total liabilities	46,858	47,544
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of September 30, 2014 and December 31, 2013; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 25,483,049 and 24,967,140 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	8	7
Additional paid-in capital	198,915	189,966
Accumulated other comprehensive (loss) income	(31)	23
Accumulated deficit	(85,721)	(64,433)
Total stockholders’ equity	113,171	125,563
Total liabilities and stockholders’ equity	$160,029	$173,107
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Product	$12,020	$15,666	$38,059	$43,966
Service	11,104	10,401	32,760	29,810
Total revenue	23,124	26,067	70,819	73,776
Cost of revenue
Product	4,706	5,635	14,117	15,581
Service	4,883	4,155	14,225	12,409
Total cost of revenue	9,589	9,790	28,342	27,990
Gross profit	13,535	16,277	42,477	45,786
Operating expenses
Research and development	5,113	3,798	13,541	10,830
Sales and marketing	11,942	11,791	37,299	32,702
General and administrative	4,237	4,073	12,790	11,000
Total operating expenses	21,292	19,662	63,630	54,532
Loss from operations	(7,757)	(3,385)	(21,153)	(8,746)
Interest income	83	87	268	170
Other (expense) income, net	(132)	76	(178)	(55)
Loss before income taxes	(7,806)	(3,222)	(21,063)	(8,631)
(Provision for) benefit from income taxes	(85)	120	(225)	8
Net loss	$(7,891)	$(3,102)	$(21,288)	$(8,623)

Net loss per share
Basic and diluted	$(0.31)	$(0.13)	$(0.84)	$(0.35)
Weighted average shares used to compute net loss per share
Basic and diluted	25,432	24,747	25,243	24,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(7,891)	$(3,102)	$(21,288)	$(8,623)
Other comprehensive loss, net:
Change in unrealized (loss) gain on investments, net	(31)	89	(55)	(3)
Comprehensive loss	$(7,922)	$(3,013)	$(21,343)	$(8,626)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(21,288)	$(8,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,231	1,798
Change in non-cash interest income, net	(5)	(52)
Loss on disposal of property and equipment	77	—
Allowance for doubtful accounts	8	14
Inventory write-down	297	136
Change in lease-related performance liabilities	(432)	(104)
Stock-based compensation expense	8,160	6,113
Changes in operating assets and liabilities:
Accounts receivable	7,759	1,424
Other receivables	14	(508)
Inventories	1,138	(2,161)
Prepaid expenses and other assets	(971)	2
Accounts payable	(1,045)	47
Accrued payroll and other liabilities	621	(3,121)
Deferred revenue	(430)	1,715
Net cash used in operating activities	(3,866)	(3,320)
Cash flows from investing activities
Purchase of property and equipment	(1,598)	(3,484)
Business acquisitions, net of cash acquired	(6,950)	—
Purchase of short-term investments	(87,342)	(113,199)
Maturities of short-term investments	70,747	41,290
Sales of short-term investments	3,924	—
Changes in restricted cash	265	—
Net cash used in investing activities	(20,954)	(75,393)
Cash flows from financing activities
Cash from lease-related performance obligations	565	743
Payment for repurchase of early exercised options	(12)	(14)
Proceeds from issuance of common stock from the employee stock purchase plan	945	2,572
Proceeds from exercise of stock options	874	1,426
Tax withholdings paid on behalf of employees for net share settlement	(1,020)	(476)
Proceeds from exercise of common stock warrants	—	226
Net cash provided by financing activities	1,352	4,477
Net decrease in cash and cash equivalents	(23,468)	(74,236)
Cash and cash equivalents at beginning of period	39,652	92,521
Cash and cash equivalents at end of period	$16,184	$18,285

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$52	$112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Organization and Business
Vocera Communications, Inc. (the “Company”) is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company's business is currently generated from sales of its solutions in the healthcare market, but the Company is actively engaged in other markets. Vocera helps its healthcare customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through its Communication and Care Experience solutions. These have been installed in more than 1,200 healthcare and non-healthcare organizations worldwide.
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
Revenue Recognition
The Company derives revenue from the sales of enterprise-grade communication badges, mobile device application software, subscription services, software maintenance, extended warranty and professional services. The predominant portion of the company’s revenue are from direct sales of communications badges and perpetual software licenses, with smaller portions of revenue from subscription software licenses and services and through multi-year lease agreements with customers. The Company's revenue recognition policy has not changed from that described in its Annual Report on Form 10-K for the year ended December 31, 2013.
.

Transfer of sales-type leases to third-parties
Proceeds from transfers of sales-type leases to third-party financial companies are allocated between the net investment in sales-type leases and the executory cost component for remaining service obligations based on relative present value. The difference between the amount of proceeds allocated to the net investment in lease and the carrying value of the net investment in lease is included in product revenue. Proceeds allocated to the executory cost component are accounted for as financing liabilities.
For the nine months ended September 30, 2014 and 2013, the Company transferred $1.0 million and $1.0 million, respectively, of lease receivables in non-recourse sales to third-party financial companies, with immaterial net gains (losses). For the nine months ended September 30, 2014 and 2013, the Company recorded $0.6 million and $0.7 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of September 30, 2014 and December 31, 2013, the Company recorded $1.0 million and $1.4 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
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
The Company’s cash and cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the nine months ended September 30, 2014, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2014 and December 31, 2013, are summarized as follows (in thousands):

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$6,775	$—	$6,775	$22,991	$—	$22,991
Commercial paper	—	1,599	1,599	—	900	900
U.S. government agency securities	—	8,505	8,505	—	11,279	11,279
U.S. Treasury securities	—	3,554	3,554	—	5,235	5,235
Municipal debt securities	—	3,948	3,948	—	4,765	4,765
Corporate debt securities	—	83,041	83,041	—	67,055	67,055
Total assets measured at fair value	$6,775	$100,647	$107,422	$22,991	$89,234	$112,225
The Company had no liabilities as of September 30, 2014 and December 31, 2013 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$9,409	$—	$—	$9,409
Money market funds	6,775	—	—	6,775
Total cash and cash equivalents	16,184	—	—	16,184

Short-Term Investments:
Commercial paper	1,599	—	—	1,599
U.S. government agency securities	8,502	3	—	8,505
U.S. Treasury securities	3,551	3	—	3,554
Municipal debt securities	3,944	4	—	3,948
Corporate debt securities	83,080	12	(51)	83,041
Total short-term investments	100,676	22	(51)	100,647
Total cash, cash equivalents and short-term investments	$116,860	$22	$(51)	$116,831

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$15,451	$—	$—	$15,451
Money market funds	22,991	—	—	22,991
Commercial paper	150	—	—	150
Corporate debt securities	1,060	—	—	1,060
Total cash and cash equivalents	39,652	—	—	39,652
Short-Term Investments:
Commercial paper	750	—	—	750
U.S. government agency securities	11,275	5	(1)	11,279
U.S. Treasury securities	5,233	2	—	5,235
Municipal debt securities	4,758	7	—	4,765
Corporate debt securities	65,982	20	(7)	65,995
Total short-term investments	87,998	34	(8)	88,024
Total cash, cash equivalents and short-term investments	$127,650	$34	$(8)	$127,676

The Company has determined that the unrealized losses on its short-term investments as of September 30, 2014 and December 31, 2013 do not constitute an "other than temporary impairment." The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity (less than five months, weighted average) and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of September 30, 2014
Cash and cash equivalents (1)	$16,184	$—	$16,184
Short-term investments	84,589	16,058	100,647
Cash, cash equivalents and short-term investments	$100,773	$16,058	$116,831

Balances as of December 31, 2013
Cash and cash equivalents (1)	$39,652	$—	$39,652
Short-term investments	71,464	16,560	88,024
Cash, cash equivalents and short-term investments	$111,116	$16,560	$127,676

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.
All the above tables exclude restricted cash, primarily held in certificates of deposit, of $40,000 and $0.3 million as of September 30, 2014 and December 31, 2013, respectively, which is classified within prepaid expenses and other current assets on the balance sheet.

4.	Net Loss Per Share
For fiscal years preceding 2013, basic and diluted net (loss) income per common share were presented in conformity with the two-class method required for participating securities.
For the three months and the nine months ended September 30, 2014 and 2013, the two-class method is not applicable due to the net losses, which must be attributed entirely to the common shareholders. Additionally, as of September 30, 2014 and

December 31, 2013, there were 4,433 and 26,463 shares of participating securities, respectively, consisting of repurchasable shares issued from early exercise of options and unvested restricted shares; thus, the future effect of participating securities would generally be immaterial, even in years with net income.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(7,891)	$(3,102)	$(21,288)	$(8,623)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	25,432	24,747	25,243	24,530

Net loss per share
Basic and diluted	$(0.31)	$(0.13)	$(0.84)	$(0.35)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Options to purchase common stock, including ESPP	3,771	3,347	3,589	3,324
Common stock subject to repurchase	4	20	6	28
Warrants to purchase common stock	44	44	44	44
Restricted stock units	1,110	714	954	579
Restricted stock awards	—	12	—	12

5.	Goodwill and Intangible Assets
Goodwill
As of September 30, 2014 and December 31, 2013, the Company had $10.0 million and $5.6 million of goodwill acquired. During the nine months ended September 30, 2014, the Company recorded additional goodwill of $2.1 million for the January acquisition of mVisum and $2.3 million for the August acquisition of Prana Technologies (see Note 11, "Business acquisitions"). As of September 30, 2014, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The gross carrying amounts of intangible assets which have been fully amortized are removed annually in the subsequent first quarter balance sheet presentation. During the nine months ended September 30, 2014, a fully amortized non-compete agreement intangible with $70,000 original cost (and accumulated amortization) was removed from the table of intangibles carrying cost, offset by increases in intangibles related to the mVisum and Prana Technologies acquisitions, as described in Note 11.

The estimated useful lives and carrying value of acquired intangible assets are as follows:

		September 30, 2014			December 31, 2013
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 to 7	$2,710	$1,583	$1,127	$1,880	$1,264	$616
Customer relationships	7 to 9	2,520	1,653	867	2,350	1,449	901
Non-compete agreements	2 to 4	460	50	410	70	70	—
Trademarks and trade names	4 to 7	110	58	52	70	43	27
Intangible assets - finite life		5,800	3,344	2,456	4,370	2,826	1,544
In-process research and development	n/a	940	—	940	—	—	—
Intangible assets, net book value		$6,740	$3,344	$3,396	$4,370	$2,826	$1,544
Amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense was $0.6 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue or operating expenses, depending on the nature of the intangible. The estimated future amortization of existing acquired intangible assets as of September 30, 2014 , excluding in-process R&D, was as follows:

(in thousands)	Future amortization
2014 (three months remaining)	$225
2015	727
2016	562
2017	394
2018	275
2019	229
Thereafter	44
Future amortization expense	$2,456

6.	Balance Sheet Components
Inventories

(in thousands)	September 30, 2014	December 31, 2013
Raw materials	$563	$806
Finished goods	3,667	4,859
Total inventories	$4,230	$5,665
Property and equipment, net

(in thousands)	September 30, 2014	December 31, 2013
Computer equipment and software	$8,092	$7,345
Furniture, fixtures and equipment	958	924
Leasehold improvements	2,139	2,125
Manufacturing tools and equipment	3,136	3,081
Construction in process	1,173	555
Property and equipment, at cost	15,498	14,030
Less: Accumulated depreciation	(10,307)	(8,665)
Property and equipment, net	$5,191	$5,365
Depreciation and amortization expense was $0.5 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense was $1.6 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 1.25 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Minimum payments to be received on sales-type leases	$1,971	$2,597
Less: Unearned interest income and executory costs	(995)	(1,167)
Net investment in sales-type leases	976	1,430
Less: Current portion	(542)	(620)
Non-current net investment in sales-type leases	$434	$810
There were no allowances for doubtful accounts on these leases as of September 30, 2014 and December 31, 2013. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets," respectively.
The minimum payments expected to be received for future years under sales-type leases as of September 30, 2014 were as follows:

(in thousands)	Future lease payments
2014 (three months remaining)	$238
2015	827
2016	655
2017	251
Total	$1,971

Accrued payroll and other current liabilities

(in thousands)	September 30, 2014	December 31, 2013
Payroll and related expenses	$5,806	$5,065
Accrued payables	1,896	2,259
Deferred rent, current portion	349	490
Lease financing, current portion	612	528
Product warranty	846	840
Customer prepayments	625	281
Sales and use tax payable	93	259
Other	154	119
Total accrued payroll and other current liabilities	$10,381	$9,841
The changes in the Company's product warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Warranty balance at the beginning of the period	$582	$202	$840	$297
Warranty expense accrued for shipments during the period	132	175	619	349
Changes in estimate related to pre-existing warranties	250	203	275	430
Warranty settlements made	(118)	(367)	(888)	(863)
Warranty balance at the end of the period	$846	$213	$846	$213

7.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of September 30, 2014 and December 31, 2013, approximately $3.2 million and $3.1 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2014 and April 2017. The San Jose, California headquarters lease expires on March 31, 2016, with a single three-year extension option at rates approximating the then-fair market value. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.5 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively. Facilities rent expense was $1.5 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively.
Future minimum lease payments at September 30, 2014 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2014 (three months remaining)	$430
2015	1,693
2016	538
2017	33
Total minimum lease payments	$2,694

Indemnifications
The Company undertakes, in the ordinary course of business, to (i) defend customers and other parties from certain third-party claims associated with allegations of trade secret misappropriation, infringement of copyright, patent or other intellectual property rights, or tortious damage to persons or property and (ii) indemnify and hold harmless such parties from certain resulting damages, costs and other liabilities. The term of these undertakings may be perpetual and the maximum potential liability of the Company under certain of these undertakings is not determinable. Based on its historical experience, the Company believes the liability associated with these undertakings is minimal.
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
Securities Litigation
On August 1 and 21, 2013, two putative securities class action suits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers, its board of directors, a former director and the underwriters for the Company's initial public offering.  On November 20, 2013, the court consolidated the actions as In re Vocera Communications, Inc. Securities Litigation and appointed Lead Plaintiffs.  Lead Plaintiffs filed their consolidated complaint on September 19, 2014.   The consolidated complaint names certain current and former officers and directors and the underwriters for the Company's initial public offering and secondary offering and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 based on allegedly false and materially misleading statements and omissions in the registration statement for the Company's initial public offering and secondary offering and in communications regarding its business and financial results. The suit is purportedly brought on behalf of purchasers of the Company's securities between March 28, 2012 and May 2, 2013, and seeks compensatory damages, rescission, fees and costs, as well as other relief.  Defendants’ responses to the consolidated complaint are due in November 2014.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flow. The Company has not established any reserve for any potential liability relating to this lawsuit because this contingency is not considered probable and reasonably estimable.
From time to time, the Company may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business.

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the nine months ended September 30, 2014 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2013	3,287,207	$9.62	6.45	$24,880
Options granted	972,734	11.85
Options exercised	(246,456)	3.55
Options canceled	(353,454)	14.25
Outstanding at September 30, 2014	3,660,031	$10.17	6.20	$8,265
At September 30, 2014, there was $7.4 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.89 years. As of September 30, 2014, there were 419,743 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
The Company did not grant non-employee options in the nine months ended September 30, 2013. During the nine-months ended September 30, 2014 the Company modified 35,528 outstanding restricted stock units and 84,758 stock options to allow for continued vesting of the awards pursuant to the terms of consulting arrangements entered into with the Company’s former Chief Financial Officer and Executive Chairman.  The share based compensation expense recognized during the period and remaining unamortized share based compensation expense as of September 30, 2014 for the awards were not material and will be fully recognized by the quarter ended June 30, 2015 at the expected  termination of the consulting arrangements.  The share amounts and related compensation expense are included in the options and RSU tables below, as well as in the income statement allocation table.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. The following assumptions were used for each respective period for employee stock options:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expected Term (in years)	5.45	5.38	5.41 - 5.45	5.38 - 5.43
Volatility	41.4%	46.7%	44.0% - 48.2%	46.7% - 48.1%
Risk-free interest rate	1.78%	1.80%	1.59% - 1.78%	0.81% - 1.80%
Dividend yield	0%	0%	0%	0%
Exercise of common stock warrants
During the nine months ended September 30, 2013, holders of common stock warrants exercised 34,142 shares for cash proceeds of $0.2 million. There were no cash exercises of warrants during nine months ended September 30, 2014.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the nine months ended September 30, 2014, employees purchased 86,646 shares of common stock at an average purchase price of $10.91. During the nine months ended September 30, 2013, employees purchased 115,784 shares of common stock at an average purchase price of $13.79. As of September 30, 2014, 356,945 shares remained available for future issuance under the ESPP.
The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expected Term (in years)	0.50	0.25	0.50	0.25 - 0.50
Volatility	35.9%	33.3%	35.9% - 36.0%	33.3%
Risk-free interest rate	0.05%	0.05%	0.05% - 0.10%	0.05% - 0.13%
Dividend yield	0%	0%	0%	0%
Restricted Stock Awards and Restricted Stock Units

A summary of restricted stock and RSU activity for the nine months ended September 30, 2014 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2013	12,076	$12.42	755,271	$19.24
Granted	—	—	769,262	11.87
Vested	(12,076)	12.42	(269,443)	18.97
Forfeited	—	—	(144,776)	17.25
Outstanding at September 30, 2014	—	$—	1,110,314	$14.46
At September 30, 2014, there was no remaining unrecognized net compensation cost related to restricted stock awards. At September 30, 2014, there was $11.5 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.15 years.
Allocation of Stock-Based Compensation Expense
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Cost of revenue	$320	$272	$857	$707
Research and development	266	194	725	632
Sales and marketing	1,123	816	3,158	2,121
General and administrative	1,076	1111	3,420	2,653
Total stock-based compensation	$2,785	$2,393	$8,160	$6,113

9.	Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.
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

The following table presents a summary of the operating segments:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue
Product	$12,020	$15,666	$38,059	$43,966
Service	11,104	10,401	32,760	29,810
Total revenue	23,124	26,067	70,819	73,776

Cost of Revenue
Product	4,706	5,635	14,117	15,581
Service	4,883	4,155	14,225	12,409
Total cost of revenue	9,589	9,790	28,342	27,990

Gross profit
Product	7,314	10,031	23,942	28,385
Service	6,221	6,246	18,535	17,401
Total gross profit	13,535	16,277	42,477	45,786

Operating expenses	21,292	19,662	63,630	54,532
Interest (expense) income, net and other	(49)	163	90	115
Loss before income taxes	$(7,806)	$(3,222)	$(21,063)	$(8,631)

10.	Income Taxes
The Company recorded a $0.2 million provision and $8,000 benefit for income taxes for the nine months ended September 30, 2014 and 2013, respectively. The expense / credit in both periods was primarily due to taxes on international operations and state income taxes.
As of September 30, 2014, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of September 30, 2014, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2013.

11.	Business acquisitions
Acquisition of mVisum net assets
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
Acquisition of Prana Technologies assets
On  August 8, 2014, the Company acquired substantially all assets of Prana Technologies, Inc. (“Prana”) for $3.45 million in cash. The acquisition provides the Company with technology critical to cloud-based applications extending our communication and collaboration network to include physicians and other geographically dispersed users.  The Company believes this will advance its vision of integrating voice, text, and content-based workflows, on a range of devices and desktop solutions, across all care locations.

The following table presents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Fair value of net assets acquired
Intangibles
Non-compete agreement	$200
In-process research and development	940
Goodwill	2,310
Total assets acquired	$3,450
The estimated fair values of identifiable intangible assets were primarily determined using discounted cash flow models. The non-compete intangible has an estimated useful life of two years and the in-process research and development is classified as an asset with an indefinite life. When the in-process research and development is applied in a generally-available product offering, expected in 2015, it will be assessed for classification as developed technology, and amortization will begin over the estimated useful life of such developed technology.
The excess of the acquisition consideration over the fair values of the underlying net assets acquired was recorded as goodwill. Goodwill is largely attributable to the synergy of Prana’s proprietary cloud technology expanding upon and being integrated with the Company’s other solutions. Goodwill is not amortized but instead is tested for impairment at least annually or more frequently if indicators of impairment are present. For federal income tax purposes, the entire purchase consideration, including goodwill, is deductible over fifteen years. The goodwill recorded from the acquisition of Prana is attributed to the Product reporting unit.
The agreement also included contingent payments to the selling stockholders payable based on certain employee retention requirements and the achievement of a post-acquisition quality milestone. The Company considered these contingent payments as a compensation expense due to the explicit and implied continuing employment requirements associated with earning such contingent payments. The company paid $0.8 million in compensation-related elements at the acquisition date, which is being amortized as $0.5 million and $0.3 million in the third and fourth quarters of 2014, respectively. These costs are recorded primarily as general and administrative expenses in the consolidated statement of operations. In addition, the Company expensed $0.1 million of acquisition-related costs in the third quarter.

The acquisition did not result in material contributions to revenue or net loss in the consolidated financial statements since the acquisition date, other than the compensation elements discussed above. Additionally, pro forma financial information is not provided for consolidated revenue and net loss, since the acquisition was not material to the consolidated financial statements.

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
Business Overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. The significant majority of our business is currently generated from sales of our solutions in the healthcare market, but we have active sales and marketing efforts in other markets. We help our healthcare customers improve patient safety and satisfaction, and increase hospital efficiency and productivity through our Voice Communication and Care Experience solutions. As of September 30, 2014, these have been installed in more than 1,200 healthcare and non-healthcare organizations worldwide.
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

Our diverse customer base ranges from large multi-state hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We have very low customer revenue concentrations. Our largest end-customer represented 3.1%, 1.1% and 2.7% of revenue for the nine months ended September 30, 2014, and the years ended December 31, 2013 and 2012, respectively. While we have international customers in English-speaking facilities located in Canada, Europe, Asia-Pacific and the Middle East, most of our customers are located in the United States. International customers represented 9.8%, 10.5% and 10.7% of our revenue in the nine months ended September 30, 2014, and the years ended December 31, 2013 and 2012, respectively. We plan to expand our presence in other international markets.
To date, substantially all of our revenue has been derived from sales of our Voice Communication solution, including product maintenance and related services. Total revenue declined 4.0% from $73.8 million for the nine months ended September 30, 2013 to $70.8 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, we recorded a net loss of $21.3 million compared to a net loss of $8.6 million for the nine months ended September 30, 2013.
U.S. hospital spending continued to be a challenge in the third quarter of 2014, with information technology capital spending predominantly directed toward further investment in electronic health records and preparation for utilizing new ICD-10 diagnosis coding, which are both driven by increasing regulatory requirements and reimbursement earn-back incentives from federal healthcare reform. In addition, as patient volumes and reimbursement levels continued to be at lower levels for many healthcare providers, hospitals exercised strong expense limits and reductions, also impacting capital purchases and departmental operating budgets through which our solutions are purchased.
Internationally, mature markets in Canada, the United Kingdom and France, have experienced continuing budget challenges as well. However, emerging international markets, especially the Middle East and Asia-Pacific regions, offer more opportunities, as these regions are investing in expansions of their healthcare system capacities and quality.
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
As of September 30, 2014, we have provided a valuation allowance against certain federal and state deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance.  If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended September 30,				Nine months ended September 30,
Consolidated statement of operations data:	2014		2013		2014		2013
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$12,020	52.0%	$15,666	60.1%	$38,059	53.7%	$43,966	59.6%
Service	11,104	48.0	10,401	39.9	32,760	46.3	29,810	40.4
Total revenue	23,124	100.0	26,067	100.0	70,819	100.0	73,776	100.0
Cost of revenues
Product	4,706	20.4	5,635	21.6	14,117	19.9	15,581	21.1
Service	4,883	21.1	4,155	15.9	14,225	20.1	12,409	16.8
Total cost of revenues	9,589	41.5	9,790	37.6	28,342	40.0	27,990	37.9
Gross profit	13,535	58.5	16,277	62.4	42,477	60.0	45,786	62.1
Operating expenses:
Research and development	5,113	22.1	3,798	14.6	13,541	19.1	10,830	14.7
Sales and marketing	11,942	51.6	11,791	45.2	37,299	52.7	32,702	44.3
General and administrative	4,237	18.3	4,073	15.6	12,790	18.1	11,000	14.9
Total operating expenses	21,292	92.1	19,662	75.4	63,630	89.8	54,532	73.9
Loss from operations	(7,757)	(33.5)	(3,385)	(13.0)	(21,153)	(29.9)	(8,746)	(11.9)
Interest income	83	0.4	87	0.3	268	0.4	170	0.2
Other (expense) income, net	(132)	(0.6)	76	0.3	(178)	(0.3)	(55)	(0.1)
Loss before income taxes	(7,806)	(33.8)	(3,222)	(12.4)	(21,063)	(29.7)	(8,631)	(11.7)
Provision for income taxes	(85)	(0.4)	120	0.5	(225)	(0.3)	8	—
Net loss	$(7,891)	(34.1)%	$(3,102)	(11.9)%	$(21,288)	(30.1)%	$(8,623)	(11.7)%

Comparison of the three months and nine months ended September 30, 2014 and 2013
Revenue:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change		2014	2013	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Devices	$8,760	$11,587	$(2,827)	(24.4)%	$27,934	$33,892	$(5,958)	(17.6)%
Software	3,260	4,079	(819)	(20.1)	10,125	10,074	51	0.5
Total product	12,020	15,666	(3,646)	(23.3)	38,059	43,966	(5,907)	(13.4)

Service revenue
Maintenance and support	8,914	8,132	782	9.6	26,036	23,136	2,900	12.5
Professional services and training	2,190	2,269	(79)	(3.5)	6,724	6,674	50	0.7
Total service	11,104	10,401	703	6.8	32,760	29,810	2,950	9.9
Total revenue	$23,124	$26,067	$(2,943)	(11.3)	$70,819	$73,776	$(2,957)	(4.0)
Three months ended September 30, 2014 compared to three months ended September 30, 2013.
Total revenue decreased $2.9 million, or 11.3%, from the three months ended September 30, 2013 to September 30, 2014. The decrease in total revenue was primarily the result of decreased product revenue, partially offset by increased services revenue.
Product revenue decreased $3.6 million, or 23.3%, from the three months ended September 30, 2013 to September 30, 2014. Device revenue decreased $2.8 million, or 24.4%, and software revenue decreased $0.8 million, or 20.1%, from the three months ended September 30, 2013 to September 30, 2014. The decrease in device revenue, which related entirely to our Voice Communication solution, was driven primarily by a decrease in unit sales of badges and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The decrease in software revenue was mainly a result of a decrease in sales of Voice Communication software licenses.
During the third quarter of 2014, we continued to experience a challenging hospital spending environment. U.S. hospitals began 2014 with a cautious operating and spending approach as hospital decision-makers continue to evaluate the trends in patient populations and the impact of healthcare reform on revenue and the costs of delivering care. Discretionary hospital spending and capital investments remain under strict scrutiny, and we believe this is resulting in an extended sales cycle for our products.
Service revenue increased $0.7 million, or 6.8%, from the three months ended September 30, 2013 to September 30, 2014. Software maintenance and support revenue increased $0.8 million, or 9.6%, and professional services and training revenue decreased $0.1 million, or 3.5%, from the three months ended September 30, 2013 to September 30, 2014. The increase in software maintenance and support revenue was primarily the result of having a larger customer base which increased software maintenance revenue by $0.6 million and an increase in extended warranty revenue of $0.2 million. The decrease in professional services and training revenue was due to decreases in implementation services for our Voice Communication solution.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013.
Total revenue decreased $3.0 million, or 4.0%, from the nine months ended September 30, 2013 to September 30, 2014. The decrease in total revenue was primarily a result of a $5.9 million decrease in product revenue, partially offset by a $2.9 million increase in service revenue.
Product revenue decreased $5.9 million, or 13.4%, from the nine months ended September 30, 2013 to September 30, 2014. Device revenue decreased $6.0 million, or 17.6%, and software revenue increased minimally. The decrease in device revenue, which related entirely to our Voice Communication solution, was driven primarily by a decrease in unit sales of badges and related accessories partially offset by an increase in average selling price due to a promotion in the three months ended September 30, 2013.We believe that our product revenue for the nine months ended September 30, 2014 was adversely affected by the conditions affecting the U.S. healthcare industry as described above.

Service revenue increased $2.9 million, or 9.9%, from the nine months ended September 30, 2013 to September 30, 2014. Software maintenance and support revenue increased $2.9 million, or 12.5%, and professional services and training revenue increased minimally, from the nine months ended September 30, 2013 to September 30, 2014. The increase in software maintenance and support revenue was primarily a result of having a larger customer base which increased software maintenance revenue by $2.0 million and an increase in extended warranty revenue of $0.9 million.

Cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change		2014	2013	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$4,706	$5,635	$(929)	(16.5)%	$14,117	$15,581	$(1,464)	(9.4)%
Service	4,883	4,155	728	17.5	14,225	12,409	1,816	14.6
Total cost of revenue	$9,589	$9,790	$(201)	(2.1)	$28,342	$27,990	$352	1.3

Gross margin
Product	60.8%	64.0%	(3.2)%		62.9%	64.6%	(1.7)%
Service	56.0	60.1	(4.1)		56.6	58.4	(1.8)
Total gross margin	58.5	62.4	(3.9)		60.0	62.1	(2.1)
Three months ended September 30, 2014 compared to three months ended September 30, 2013.
Cost of product revenue decreased $0.9 million, or 16.5%, from the three months ended September 30, 2013 to September 30, 2014. The cost of product revenue decreased primarily due to a decrease in the number of units of communication badges and related accessories sold. Product gross margin as a percentage of revenue decreased in the 2014 period compared to the corresponding period in 2013 due to the decrease in revenue resulting in decreased absorption of fixed expenses.

Cost of service revenue increased $0.7 million, or 17.5%, from the three months ended September 30, 2013 to September 30, 2014. This increase was primarily due to a $0.4 million increase in employee wages, travel, and external contractors in our services organization to support growth in customer deployments and technical support and an increase of $0.3 million in extended warranty expenses. Service gross margin as a percentage of revenue decreased in the 2014 period compared to the corresponding period in 2013 due to lower utilization of our services personnel and higher extended warranty costs.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013.
Cost of product revenue decreased $1.5 million, or 9.4%, from the nine months ended September 30, 2013 to September 30, 2014. The cost of product revenue decreased primarily due to a decrease in the number of units of communication badges and related accessories sold, partially offset by higher overhead costs. Product gross margin as a percentage of revenue decreased during the 2014 period compared to the corresponding period in 2013 due to higher warranty expenses as a percentage of revenue and lower absorption of overhead expenses.
Cost of service revenue increased $1.8 million, or 14.6%, from the nine months ended September 30, 2013 to September 30, 2014. This increase was primarily due to a $1.0 million increase in employee wages, external contractors and other personnel costs and a $0.2 million increase in travel related expenses in our services organization to support growth in customer deployments and technical support. Extended warranty expenses increased $0.5 million due to an increase in badges under the extended warranty program and return history.

Operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change		2014	2013	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses:
Research and development	$5,113	$3,798	$1,315	34.6%	$13,541	$10,830	$2,711	25.0%
Sales and marketing	11,942	11,791	151	1.3	37,299	32,702	4,597	14.1
General and administrative	4,237	4,073	164	4.0	12,790	11,000	1,790	16.3
Total operating expenses	$21,292	$19,662	$1,630	8.3	$63,630	$54,532	$9,098	16.7
Three months ended September 30, 2014 compared to three months ended September 30, 2013.
Research and development expense. Research and development expense increased $1.3 million, or 34.6%, from the three months ended September 30, 2013 to September 30, 2014. This increase was primarily due to a $1.0 million increase in personnel costs and other expenses associated with an increase in headcount from 69 to 85 from September 30, 2013 to September 30, 2014, including headcount increases from acquisitions during this period, and a $0.3 million increase in outside services and development due to additional external resources for research and development projects.
Sales and marketing expense. Sales and marketing expense increased $0.2 million, or 1.3%, from the three months ended September 30, 2013 to September 30, 2014. This increase was primarily due to a $0.4 million increase in personnel costs and a $0.3 million increase in stock-based compensation, partially offset by a $0.4 million decrease in outside services and marketing programs and a $0.1 million decrease in employee travel and entertainment.
General and administrative expense. General and administrative expense increased $0.2 million, or 4%, from the three months ended September 30, 2013 to September 30, 2014. This increase was primarily due to an increase of $0.2 million in legal expenses related to litigation.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013.
Research and development expense. Research and development expense increased $2.7 million, or 25%, from the nine months ended September 30, 2013 to September 30, 2014. This increase was primarily due to a $2.0 million increase in personnel costs and other expenses associated with the aforementioned increase in headcount, a $0.4 million increase in outside services/development due to additional external resources for research and development projects, a $0.2 million increase in equipment for research and development projects and a $0.1 million increase in stock-based compensation.
Sales and marketing expense. Sales and marketing expense increased $4.6 million, or 14.1%, from the nine months ended September 30, 2013 to September 30, 2014. This increase was primarily due to a $2.6 million increase in personnel costs associated with higher average headcount for the nine months ended September 30, 2014, an increase of $1.0 million in stock based compensation, an increase of $0.6 million in personnel costs, an increase of $0.4 million in outside services and marketing programs, partially offset by a decrease of $0.1 million in facilities expense.
General and administrative expense. General and administrative expense increased $1.8 million, or 16.3%, from the nine months ended September 30, 2013 to September 30, 2014. This increase was due primarily to an increase of $0.8 million in stock-based compensation, an increase of $0.4 million in legal expenses related to litigation, an increase of $0.3 million in depreciation associated with SAP ERP deployment, and an increase of $0.2 million in outside services.
Interest Income and Other (Expense) Income, Net :

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Interest income	$83	$87	$(4)	$268	$170	$98
Other (expense) income, net	(132)	76	(208)	(178)	(55)	(123)

Three months ended September 30, 2014 compared to three months ended September 30, 2013.
Interest income. Interest income did not significantly change from the three months ended September 30, 2013 to September 30, 2014.

Other (expense) income, net. Other income (expense), changed from a $0.1 million gain in the three months ended September 30, 2013 to a $0.1 million expense for the three months ended September 30, 2014. The change was primarily due to foreign exchange fluctuations.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013.
Interest income. Interest income increased $0.1 million from the nine months ended September 30, 2013 to September 30, 2014 due to the shift in these periods from cash equivalents to higher interest-bearing short-term investments.

Other (expense) income, net. Other income (expense), net increased $0.1 million from an expense of $0.1 million for the nine months ended September 30, 2013 to an expense of $0.2 million for the nine months ended September 30, 2014, primarily due to foreign exchange fluctuations.
Liquidity and Capital Resources
As of September 30, 2014, we had cash and cash equivalents and short-term investments of $116.8 million and no outstanding borrowings, which was largely attributable to the net proceeds of two common stock offerings in 2012. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Nine months ended September 30,
(in thousands)	2014	2013
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(3,866)	$(3,320)
Net cash used in investing activities	(20,954)	(75,393)
Net cash provided by financing activities	1,352	4,477
Net decrease in cash and cash equivalents	$(23,468)	$(74,236)
Operating activities
Cash used in operating activities was $3.9 million for the nine months ended September 30, 2014, due to a net loss of $21.3 million, partially offset by non-cash items such as depreciation and amortization of $2.2 million for property and equipment and acquired intangible assets and stock-based compensation of $8.2 million. With respect to changes in assets and liabilities, a decrease in accounts receivable of $7.8 million, which was attributable to collections on prior periods' invoices exceeding the current periods' billings, a decrease of $1.1 million in inventories and a $0.6 million increase in customer prepayments. These factors were offset by certain cash outflows, including a $0.4 million decrease in deferred revenue, a $1.0 million decrease in accounts payable and a $1.0 million increase in prepaid expenses.
Cash used by operating activities was $3.3 million for the nine months ended September 30, 2013, due to a net loss of $8.6 million, partially offset by non-cash items of depreciation and amortization of $1.8 million for property and equipment and acquired intangible assets and stock-based compensation of $6.1 million. The decrease in accounts receivable of $1.4 million contributed to cash flows, attributable to collections on prior periods' invoices exceeding the current periods' billings, with an additional $1.7 million from the increase in deferred revenue and $0.4 million from increased accrued vacation liability. These factors were offset by cash outflows due to a $2.5 million net reduction in accrued bonuses that reflected year-end bonus payouts, a $1.2 million net reduction in accrued liabilities for ESPP payroll contributions, a $2.2 million increase in inventories, and a $0.5 million increase in other receivables.
Investing activities
Cash used in investing activities was $21.0 million for the nine months ended September 30, 2014, due to $7.0 million for the business acquisitions of mVisum and Prana Technologies and $87.3 million for purchases of short-term investments, partly offset by $70.7 million and $3.9 million of short-term investment maturities and investment sales, respectively. An additional $1.6 million of cash was used for the purchase of property and equipment and leasehold improvements, partly offset by release of $0.3 million of restricted cash.
Cash used in investing activities of $75.4 million for the nine months ended September 30, 2013 was primarily due to $113.2 million for purchases of short-term investments, partially offset by $41.3 million of short-term investment maturities, plus $3.5 million spent for the purchase of property and equipment and leasehold improvements, including $1.8 million for our ERP implementation project and $0.5 million for our headquarters building expansion.

Financing activities
Cash provided by financing activities was $1.4 million for the nine months ended September 30, 2014, primarily attributable to $0.9 million of ESPP purchases, $0.9 million of proceeds from stock option exercises and $0.6 million of cash from lease-related performance obligations. This was partially offset by a $1.0 million decrease for employees' taxes paid on net share settlement.
Cash provided by financing activities was $4.5 million for the nine months ended September 30, 2013, primarily attributable to $2.6 million proceeds from our initial ESPP purchase, $1.4 million proceeds from stock option exercises, $0.7 million of cash from lease-related performance obligations, $0.2 million proceeds from common stock warrant exercises, less $0.5 million for employees' taxes paid on net share settlement.

Off-Balance Sheet Arrangements
During the nine months ended September 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, "Commitments and Contingencies," for a discussion of our non-cancelable purchase commitments.

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
As of September 30, 2014, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
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
Securities Litigation
On August 1 and 21, 2013, two putative securities class action suits were filed in the United States District Court for the Northern District of California against us and certain of our officers, our board of directors, a former director and the underwriters for the our initial public offering.  On November 20, 2013, the court consolidated the actions as In re Vocera Communications, Inc. Securities Litigation and appointed Lead Plaintiffs.  Lead Plaintiffs filed their consolidated complaint on September 19, 2014.   The consolidated complaint names certain current and former officers and directors and the underwriters for our initial public offering and secondary offering and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 based on allegedly false and materially misleading statements and omissions in the registration statement for our initial public offering and secondary offering and in communications regarding its business and financial results. The suit is purportedly brought on behalf of purchasers of our securities between March 28, 2012 and May 2, 2013, and seeks compensatory damages, rescission, fees and costs, as well as other relief.  Defendants’ responses to the consolidated complaint are due in November 2014.
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

We have incurred significant losses in the past and reported a net loss of $21.3 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $85.7 million. If we cannot achieve profitability in future periods, our business and our stock price may be adversely affected.

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

To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. A decrease in revenue from sales of our Vocera Communication solution would harm our business. Sales of our Vocera Communication solution to the healthcare market accounted for 91%, 91% and 92% of our revenue for the nine months ended September 30, 2014, and for the years ended December 31, 2013 and 2012, respectively. Total product revenue declined 13% from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, due to a decline in sales of our Vocera Communication Solution.

We obtain a significant portion of these sales from existing hospital customers. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future. While we are seeking to sell our Vocera Communications solution to non-healthcare customers, we do not anticipate that sales of our Vocera Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

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

Even if hospital personnel determine that our Vocera Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints, ever increasing demands from patients and impediments to obtaining reimbursements for their service. In addition, hospitals, including both governmental and non-governmental customers, are experiencing budgeting issues and uncertainty related to Medicare reimbursement rates and the federal budget, as well as continuing changes in the implementation of the Patient Protection and Affordable Care Act of 2010 ("ACA") and other healthcare reform legislation. As a consequence, we may continue to experience a slowdown and deferral of orders for our Vocera Communication solution that could negatively impact our sales. We believe hospitals are currently prioritizing allocation of funds for capital and infrastructure improvements to benefit from electronic health records incentives and for compliance with ICD-10 diagnosis coding requirements, which may impact their ability to purchase and deploy our solution. We might not be able to sustain or increase our revenue from sales of our Vocera Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to twelve months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, we experienced elongated sales cycles due to uncertainty surrounding healthcare reform and lower hospital admission trends in 2013 and the nine months ended September 30, 2014. At this time, hospitals in the U.S. face significant uncertainty over the continuing impact of federal government budgets, and continuing changes in the implementation and deadlines for compliance with the ACA and other healthcare reform legislation, as well as potential future statutes and rulemaking.

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

We are unable to predict the full impact of these new and changing rules on our hospital customers and others in the healthcare industry.  Impacts of these rules have affected and could continue to affect materially our customers’ ability to budget for or purchase our products. The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. We cannot provide assurance that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

We primarily compete in the rapidly evolving and competitive healthcare market, and if we fail to effectively respond to competitive pressures, our business and operating results could be harmed.

We believe that at this time the primary competition for our Vocera Communication solution consists of traditional methods using wired and wireless phones, pagers and overhead intercoms. While we believe that our system is superior to these legacy methods, our solution requires a significant infrastructure investment by a hospital and many hospitals' spending is severely constrained by other priorities.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been deployed in over 200 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 3% and 3% of our revenue for the nine months ended September 30, 2014, and for the years ended December 31, 2013 and 2012, respectively. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic, such as our mVisum acquisition in the first quarter of 2014 and Prana Technologies in the third quarter of 2014. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating any acquired businesses, technologies or assets. If we cannot effectively integrate our acquisitions, we may not achieve market acceptance for, or significant revenue from, these new solutions.

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

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 37%, 31% and 26% of our revenue for the nine months ended September 30, 2014, and for the years ended December 31, 2013 and 2012, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012, we generated 9.8%, 10.5% and 10.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In the second quarter of 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

Our solutions are highly complex and may contain software or hardware defects that could harm our reputation and operating results.

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

Any defects or errors in, or which are attributed to, our solutions, could result in:

•	delayed market acceptance of our affected solutions;

•	loss of revenue or delay in revenue recognition;

•	loss of customers or inability to attract new customers;

•	diversion of engineering or other resources for remedying the defect or error;

•	damage to our brand and reputation;

•	increased service and warranty costs, including potential replacement costs for product recalls; and

•	legal actions by our customers and hospital patients, including product liability claims.

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
We could be an emerging growth company until the first fiscal year following the fifth anniversary of our initial public offering. However, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of any year, we could cease to be an “emerging growth company” as of the following December 31st. This threshold was not reached for June 30, 2014. After exceeding the threshold, as of each fiscal year end, our independent registered public accounting firm will be required to evaluate and report on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. While management has established plans to accommodate the additional assessment and attestation procedures and related costs of Section 404(b) compliance, we may incur additional costs or require additional management time to comply with Section 404(b) in a timely manner.

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
The SEC “conflict minerals” rule has caused us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products and could make us less competitive in our target markets.
We are required to disclose the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The SEC requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals used in the manufacture of our products, as the number of suppliers that provide conflict-free minerals may be limited. In addition, we have incurred, and may continue to incur, material costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2014	78	$4.68	—	—
August 1 - August 31, 2014	0	—	—	—
September 1 - September 30, 2014	97	4.68	—	—
Total	175	$4.68	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

VOCERA COMMUNICATIONS, INC.
Date: November 7, 2014	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: November 7, 2014	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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