Form 10-K
period 2014-12-31
VOCERA COMMUNICATIONS, INC.
filed 2015-03-12
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $225 million based upon the $13.20 closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates of registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2015, there were 25,687,696 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2014.

VOCERA COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2014

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
Overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the U.S. and internationally. Today the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve patient safety and experience, and increase operational efficiency. As of December 31, 2014, our solutions have been installed in more than 1,300 facilities worldwide.
Our Communication solution, which includes an intelligent enterprise software platform; a lightweight, wearable, voice-controlled communication badge; and smartphone applications; enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers.
At the core of our Communication solution is a patent-protected, enterprise-class server software platform. Our software platform is built upon a scalable architecture and recognizes more than 100 spoken commands. Users can instantly communicate with others using the Vocera communication badge or through client applications for iPhone and Android smartphones. Our solution lets users communicate and collaborate with each other using voice or secure text, and unlike other solutions, allows users to reach people by their role, room assignment or department, without needing to know a person’s name or phone number. The system can also broadcast emergency messages to a single department or to an entire company. Our Communication solution can be integrated with other clinical systems to provide critical data, alerts and context; and enable consistent workflows, including Electronic Health Records (EHR), nurse call, and patient monitoring. Today, we have integrations with more than 60 other clinical systems.
Beyond healthcare, our Communication solution is used to quickly and contextually connect staff in other mission-critical mobile-worker environments. Our communication solution is used in the nuclear power industry to facilitate instant, efficient communications during shutdowns or emergency situations. In the hospitality industry, Vocera connects front-of-house and back-of-house staff to improve guest experience and staff productivity.
Over our 15-year history, we have significantly enhanced and added features and functionality to this solution through ongoing development based on frequent interactions with our customers.
In early 2014, we expanded our Communication solution by acquiring substantially all of the assets of mVisum, Inc., a provider of alarm management technology for health systems. Using the acquired technology, in the third quarter of 2014, we launched Vocera Alarm Management, a smartphone application powered by a server software platform that helps reduce alarm fatigue and improve patient safety by providing instant access to patient monitoring data. This solution enables nurses and clinicians to prioritize and respond to critical alarms and set better alarm policies via intelligent analytics. We enhanced our Alarm

Management product further in the fourth quarter of 2014, enabling physicians to securely receive electrocardiogram (EKG) images on their smartphones. In August 2014, we acquired substantially all of the assets of Prana Technologies, Inc. This acquisition provided us with technology to enable cloud-based communication and collaboration for an expanded population of care providers. These technologies are expected to advance our vision of integrating voice, text and content-based workflows, on a range of devices across multiple care locations beyond the hospital.
Vocera Care Experience is a hosted software solution suite that coordinates and streamlines provider-to-patient and provider-to-provider communication to improve patient safety and experience, reduce care provider's risk and improve reimbursements.  The solution provides personalized patient instructions and education; provide alerts and notifications to physicians and caregivers of patients’ changing care plans or status; and track patient experience before, during and after hospitalization.
Our Experience Innovation Network, a thought leadership consulting group, is a membership-based program and consulting services practice designed to spread the adoption of leading strategies to improve patient and staff experience.
As of December 31, 2014, our solutions were deployed in 1,044 hospitals and healthcare facilities, including large hospital systems, small and medium-sized local hospitals, and a small number of clinics, surgery centers and aged-care facilities. Over 1,300 facilities, including non-healthcare users, have deployed our solutions. We sell our solutions to our healthcare customers primarily through our direct sales force in the United States, with resellers for certain U.S. Government business, and through both direct sales and select distribution channels in international markets.
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
Hospital communications are still predominantly conducted through multiple disparate, non-integrated systems, including pagers, overhead paging, portable in-building wireless phones and individuals’ personal mobile phones. These non-integrated communication methods are inefficient and often unreliable; not providing “closed loop” communication, workflow standardization or the scale required by health systems. Further, they often contribute to noisy environments for patients and negatively impact healing, safety, quality of care and operational efficiency.
Recently, the implementation of healthcare reform and a number of changes to healthcare policy have disrupted the U.S. Healthcare market. Broadly, we believe this reform enhances the need for better communication to meet increasing requirements for care quality, patient safety, efficiency and patient satisfaction. Reform also requires greater coordination of care among clinicians for the industry’s shift towards population health and paying for value instead of the traditional fee-for-service reimbursement model. This shift to value-based purchasing incorporates financial incentives for hospitals to improve the quality of care and patient satisfaction. A number of non-government organizations, such as The Joint Commission, are also requiring improvements in patient safety and quality of care. These forces are driving hospitals to invest in technology and process improvements to manage their operations more efficiently and to improve safety, quality and cost of care and patient satisfaction. Our communication and patient experience solutions help hospitals increase productivity and reduce costs by streamlining operations, improving patient and staff satisfaction by enabling secure, integrated and intelligent communication.
We also serve other industries, including hospitality, nuclear energy and education. In the hospitality industry, our Communication solution can be used to increase guest experience and loyalty, as well as staff productivity and responsiveness. In the nuclear energy industry, Vocera can be used to instantly connect people and resources, reducing turnaround times and workers’ exposure to radiation. Schools can leverage our Communication solution to increase security and staff communication, and libraries can use our Communication solution to enable their librarians to be more mobile and attentive to their patrons.
Our strategy
Our goal is to extend our leadership position as a provider of communication solutions in the healthcare market and add new customers in non-healthcare markets.
Key elements of our strategy include:

•
Expand our business to new U.S. healthcare customers.    As of December 31, 2014, our solutions were deployed in approximately 12% of U.S. hospitals. We believe our communication and collaboration platform can provide significant value to both large and small hospitals. We plan to continue to add new customers among hospitals of all sizes, and expand to outpatient clinics, skilled nursing facilities and physician practices. We have structured and incentivized our sales organization to focus on sales to new customer sites, particularly within large health systems.

•
Further penetrate our existing installed customer base.    Typically, our customers initially deploy our Communication solution in a few departments of a hospital and gradually expand to additional departments as they come to fully appreciate the value of our solution. We recognize the significant opportunity to up-sell and cross-sell to our existing customers, including into new hospitals that are part of an existing healthcare system customer. Key sales strategies include promoting further adoption of our Communication solution and demonstrating the value of our Care Experience solutions to our existing customers. We plan to continue expanding within our existing customers in order to grow our revenue and maintain and improve customer experience.

•
Extend our technology advantage and create new product solutions.    We intend to continue our investment in research and development to enhance the functionality of our communication solutions and further differentiate them from other competing solutions. We plan to invest in product upgrades, product line extensions and new solutions to enhance our portfolio, such as our introduction of the Vocera Collaboration Suite and Vocera Alarm Management applications for iPhone and Android mobile platforms.

•
Invest in partnerships. In order to gain access to clinical data and patient context needed to create a highly efficient communication system for the entire care team, we plan to continue to broaden our ecosystem of technology partners, including vendors that provide nurse call systems, patient monitoring systems and EHRs. We also intend to develop a range of business partnerships that will broaden our overall market presence and accelerate the sales of our offerings.

•
Pursue acquisitions of complementary businesses, technologies and assets.    We have completed six small acquisitions since 2010 to expand our solutions offering, demonstrating that we can successfully source, acquire and integrate complementary businesses, technologies and assets. We intend to continue to pursue acquisition opportunities that we believe can accelerate the growth of our business.

•
Grow our international healthcare presence.    Today, in addition to our core U.S. market, we sell primarily into other English-speaking markets, including Canada, the United Kingdom, Australia and New Zealand. As of December 31, 2014, our solutions were deployed in over 140 healthcare facilities outside the United States. We plan both to utilize our direct sales force and leverage channel partners to expand our presence in other English-speaking markets. We have also introduced localized versions of our Communication solution for English speakers in Singapore, Malaysia and Middle Eastern countries including the United Arab Emirates and Saudi Arabia. We believe that the rapid pace of investment in new healthcare facilities in these developing international markets provides a significant opportunity for growth.

•
Expand our communication solutions in non-healthcare markets.    While our primary focus is on the healthcare market, we believe that our communication solutions can also provide value in non-healthcare markets. Our communication solutions have been deployed at over 250 customers in markets beyond healthcare including hospitality, energy and other mission critical mobile worker environments. Currently, this is not a material portion of our revenue, but longer term, we believe these markets could represent potential opportunities for growth.

Our products, technology and services
Our solutions include the Vocera Communication System, Vocera Care Experience suite and our Experience Innovation Network, a thought leadership collaborative. To complement our solutions, we provide services, support and education to help our customers optimize the benefits of our solutions.
Vocera Communication System
The Vocera Communication system is comprised of a unique software platform that connects communication devices, including our hands-free, wearable, voice-controlled communication badges, and third-party mobile devices that use our software applications to become part of the Vocera system. The system transforms the way mobile workers communicate by enabling them to instantly connect with the right person simply by saying the name, function or group name of the person they want to reach, often while remaining at the point-of-care. Our system responds to over 100 spoken commands.
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
Components of the Vocera Communication System include:

•
Software platform.    At the heart of our Vocera Communication System is a patent-protected, enterprise-class software platform that runs on our customer’s Windows-based servers. The intelligence of our client-server system is contained primarily within our server-software. This platform contains an optimized speech recognition engine, intelligent call routing and management functionality, reporting and analytics tools, clinical directories and user profiles. In addition, the platform contains our robust workflow capability that enables customization of workflow patterns for each customer. Recognizing the rapidly expanding footprint of care, our scalable software platform can support multiple geographic sites and multiple facilities within a healthcare system to help clinicians stay connected to the current status of their patients.

•
Communication badge.    Our communication badge is a wearable device weighing less than two ounces that operates over customers’ industry-standard Wi-Fi networks. The badge is worn clipped to a shirt or on a lanyard. It can be used to conduct hands-free communication and is the only hands-free device of its kind. It enables instant two-way voice conversations without the need to remember a phone number or use a handset. An over-the-air update mechanism seamlessly updates device software. Our badge also incorporates automatic diagnostic mechanisms that feed data on wireless network performance back to the software platform for reporting and diagnosis of problems. The Vocera B3000 badge, our fourth generation communication badge, offers improved durability, a louder speaker for noisy environments and proprietary acoustic noise reduction technology to improve speech recognition by eliminating background noise. In April 2014 the Vocera B3000 communication badge received FIPS 140-2 certification from the National Institute of Standards and Technology. In January 2015, we received an Authority to Operate (ATO) certification from the U.S. Department of Defense. Both of these certifications are requirements to sell our solutions to U.S. government and military hospital and medical facilities.

•
Integration Platform. Our integration platform contains a diverse set of standards-based and customized adapters to a variety of telephony, clinical and EHR systems along with a robust set of workflow engines. With the ability to integrate and manage workflows with over 60 third-party clinical systems, including nurse call, patient monitoring and EHR systems, our integration platform provides the content, context and workflow that enable the immediate delivery of interactive alerts and contextually relevant data to hospital workers, helping to improve patient safety and satisfaction.

•
Vocera Collaboration Suite. The Vocera Collaboration Suite provides a seamless multi-mode communications and collaboration experience; combining the unique calling, texting, alerting and content distribution capabilities of Vocera into a secure, easy-to-use smartphone application. Available and certified for use on commercially-available iOS® and Android® smartphones as well as some dedicated enterprise Wi-Fi devices, the Vocera Collaboration Suite supports both personal (BYOD) and shared device usage models. The Collaboration Suite includes a secure enterprise messaging and alerting solution that provides robust, reliable, HIPAA-compliant delivery of critical pages, text, messages, alarms and alerts. Users can receive and send messages from smartphones, and send through a web-based console, or through integrated third-party clinical systems. Our software platform provides a highly reliable push messaging mechanism as well as centralized routing intelligence, a directory of clinical users and contacts and the monitoring controls that display a real-time dashboard of delivery and receipt confirmations and responses.

•
Vocera Alarm Management and Cardiac Consult. As a result of the early 2014 acquisition of mVisum, Inc., we offer an FDA cleared technology that acts as a secondary alarm notification system and provides clinical context, including waveforms, like EKGs and vital signs, providing decision support and insight into the criticality of each alarm. The Alarm Management system uses patented push notification technology to connect with and distribute data from almost any hospital alarm-generating device and deliver alarms and patient details to physicians and specialists on their smartphones. Configurable dashboards allow users to monitor alarms and alarm responses at the floor, nurse and individual bed levels. Vocera Alarm Analytics works in conjunction with the Vocera Alarm Management system and provides hospitals with the evidence needed to manage and improve their alarm management strategy with the goal of reducing alarm fatigue, improving patient safety, and enhancing care team efficiency. In December 2014, our Cardiac Consult solution received certification by Australia's Therapeutic Goods Administration (TGA). The TGA is Australia's government agency for regulating medical devices and drugs.
Vocera Care Experience
Our Care Experience solution is a hosted software suite we developed to improve patient and staff experience. Vocera Care Experience suite offers caregivers communication solutions that span the entire care continuum - before admission, during treatment and after discharge. This patient-centric solution is designed to enable hospitals and health systems to improve care quality and safety, enhance patient experience and satisfaction, simplify and automate manual tasks and procedures, improve patient satisfaction scores under the Hospital Consumer Assessment of Healthcare Providers and Systems Survey (HCAHPS), and otherwise increase revenue and decrease costs.
Vocera Care Experience includes the following modules:

•
Pre-Arrival Communication - Enables organizations to send timely information to patients prior to scheduled procedures, streamlining the arrival process, decreasing no-shows and last minute cancellations and improving patient engagement.

•	Good to Go® - Live discharge instructions are recorded and securely made available for patients, families and other care providers to review at any time, using any device.

•	Care Calls - Streamlines patient follow-up calls and workflows using best practice checklists, risk stratification information and recorded discharge instructions.

•	Care Rounds - Measures and manages patient experience during a hospital stay in real-time to evaluate gaps in satisfaction and provide service recovery interventions.

•
Business Intelligence - Multi-dimensional dashboards identify gaps in communication, compliance and performance for each patient, by department and for the entire enterprise, across the continuum of care.

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

•
Professional services.    Our professional services are key to helping customers successfully deploy, manage, update and/or expand their Vocera systems in order to gain the full benefits of our solutions. As of December 31, 2014, our professional services team consisted of 39 professionals with expertise in wireless communication, clinical workflow, end-user training, speech science and project management, approximately half of whom are nurses who understand and can assist clients in addressing the challenges of clinical communication issues. We offer a full suite of services, including clinical workflow design, wireless assessment, solution configuration, training and project management, enabling customers to integrate our solutions and improve workflow efficiency and staff productivity. We also provide classroom and distance learning curricula for systems administrators, information technology professionals and clinical educators.

•
Technical support.    We provide 24x7 technical support to our customers through our support centers in San Jose, California; Toronto, Canada; Knoxville, Tennessee and Reading, United Kingdom. As of December 31, 2014, our technical support team consisted of 40 technical support professionals with expertise in wireless, telephony, integration, servers and client devices. Our team utilizes remote diagnostic tools to proactively assess the performance of customer systems. Each support center includes bilingual French/English engineers. We assign technical account management resources to our largest accounts to help them expand the use of our solutions and facilitate adoption of new functionality. Additional services, including an annual Remote System Health Assessment and biweekly technical webinar education, are offered as project-based consulting or through our membership collaborative.

•
Vocera University. We provide hands-on, interactive educational experience through classroom training, distance learning or customized courseware covering best practices, implementation and use of our solutions. Training courses are provided for systems administrators, IT professionals and industry-specific, end-user educators.

Sales and marketing
Sales
Our sales employees call on hospitals and healthcare systems in the United States, the United Kingdom, Australia, New Zealand, Singapore, Malaysia and several countries in the Middle East. As of December 31, 2014, we had 117 sales and account support employees. The sales team is organized to allow us to better serve our customers and to support the different elements of our sales strategy. Certain members of the sales team focus on the development of new customer relationships with large integrated health systems and government healthcare facilities. Our compensation is structured to incentivize new account development, including higher commissions paid for new customers. We supplement our sales organization by utilizing a U.S. government-authorized reseller to facilitate our sales to Veterans Administration and Department of Defense healthcare facilities. Sales team members also focus on new customer development with smaller systems and individual hospitals. The sales team further includes account managers who focus on service and additional sales to existing customers. We enhance our sales efforts by including in our sales staff individuals with nursing backgrounds to address clinical uses with, and provide utilization advice to, customers and potential customers. We have also staffed our sales team with system engineers who focus on the technical elements of system optimization, particularly wireless, and overall product configuration. We have a small direct sales team to focus on developing our non-healthcare business, including hospitality, energy and other mission critical mobile work environments.
We strive to hire sales employees with at least 10 years of experience selling enterprise solutions in healthcare and who have experience selling in competitive and complex environments with multiple decision makers. In markets outside the United States, our sales efforts are supplemented by a select group of resellers and distributors.
Marketing
Our marketing efforts focus on building awareness and generating demand. We believe continuing to increase our brand recognition is important for the growth of our business as well as generating demand for our solutions. As of December 31, 2014, we had 23 employees in marketing, product management and business development.
Our customer-centric marketing strategy is important to generating new sales leads as word of mouth promotion and testimonials are some of our most valuable marketing tools. A number of our customers have agreed to participate in video testimonials, white papers and case studies that validate the efficacy and the financial benefits of our solutions. We have been featured in numerous articles and on network television demonstrating increased patient satisfaction, streamlined hospital operations and enhanced employee safety. Additionally, we sponsor numerous customer-led webinars to demonstrate customer success and to let prospective customers hear from their peer group about the positive impact that our solutions have made on their hospitals. Many of our sales leads come from referrals of existing customers or users who have moved from a hospital already using Vocera to a new facility or health system.
We have an integrated product management organization that manages the full lifecycle of our products and services; from strategy through execution to end-of-life. Our product roadmaps are driven by current and prospective customers and continually validated using primary and secondary research. We collect customer feedback through surveys and focus groups, customer visits, a customer advisory board, user forums and participation in industry standards organizations. Integral to this team are product managers and user experience designers skilled in clinical and operating workflows and business development resources that create and manage the ecosystems of clinical and technology system partners.
Customers
Our customers include 1,044 hospitals and other healthcare facilities, of which over 140 are outside of the United States. In addition, we have deployed our Vocera Communication solution in over 250 customers in other non-healthcare markets. Our healthcare customers include national and international health and hospital systems, large and medium-sized independent and academic hospitals, small hospitals and healthcare facilities, and U.S. governmental hospitals and care facilities. Our diverse customer base has very low customer revenue concentration.

During 2014 and 2013, non-U.S. markets represented approximately 9.9% and 10.5% of our revenue, respectively. We are developing plans to offer our solutions in a wider range of international markets.
Competition
We do not believe any single competitor offers a similar intelligent communication system to the healthcare market that allows instant, hands-free communication through voice-activated, role-based and activity-based calling, secure texting, and clinical integrations and workflows on a combination of dedicated, proprietary devices, as well as third-party smartphones and other devices.

At this time, the primary alternative to our system consists of a combination of traditional communication methods utilizing wired phones, Wi-Fi in-building phones, smartphones, pagers and overhead paging systems.
The most significant alternative with which we compete for sales in the hospital are in-building wireless telephones. While we compete with the providers of these wireless phones in making sales to hospitals, they do not at this time purport to contain the system intelligence, integrated workflow and convenience of our Communication solution. The market for in-building wireless phones is dominated by large communications companies such as Cisco Systems, Ascom and Spectralink.

We believe that the use of mobile smartphone apps for healthcare will continue to expand in our target market and may represent a source of competition but this trend also represents an opportunity to expand our communication solutions with our Collaboration Suite smartphone apps, which enable all members of the patient's care team to connect to our software platform and participate as users on our Communication system.
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
Research and development
Our continued investment in research and development is critical to our business. We have assembled teams of engineers with expertise in various fields, including software, firmware, database design, applications, speech recognition, wireless communication and hardware design. We employ research and development personnel in San Jose, California; Knoxville, Tennessee; Toronto, Canada and Bangalore, India. There were 90 full-time research and development employees as of December 31, 2014. We also utilized small teams of contractors in India and Ukraine to assist with quality assurance testing and automation, and targeted development efforts. Our research and development expenditures were $18.0 million, $14.9 million and $11.6 million in 2014, 2013 and 2012, respectively.
Intellectual property
Our success depends, in part, upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We held, as of December 31, 2014, 20 U.S. patents, including patents on many capabilities of our software platform and communication badge.  The expiration dates of these patents range from 2018 through 2032. One or more utility patents have also been issued in Australia, Canada, India, Japan and the European Patent Office (with validation in Germany, France, the United Kingdom and the Netherlands). A European Community design patent has been issued that protects the design in multiple European jurisdictions. As of December 31, 2014, we had three patent applications pending in the United States, and one or more utility patent applications are pending in Canada and other jurisdictions.
In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including non-disclosure agreements and other statutory and contractual protections applicable to employees, contractors, customers and partners. These protections include U.S. and international copyright laws.
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
Manufacturing operations and suppliers
We outsource the manufacturing of our device products to original design manufacturers and contract manufacturer, SMTC Corporation (SMTC). Our communication badge is currently built in Mexico using custom tools and test equipment owned by

us. Initial volumes of new products may be manufactured by our contract manufacturer in U.S. facilities. Most of our accessories, including batteries, chargers and attachments, are built by original design manufacturers in Asia.
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
Employees
As of December 31, 2014, we had 375 employees, consisting of 21 in manufacturing and quality operations, 90 in research and development, 140 in sales and marketing, 79 in services and 45 in general and administrative. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider current employee relations to be good.
Backlog
Our backlog of undelivered orders was $33.1 million and $24.4 million at December 31, 2014 and 2013, respectively. Of the current backlog, all but $3.1 million is expected to be delivered in 2015.
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
HIPAA privacy and security standards
In connection with our healthcare communications business, we access personal health information on behalf of our customers. Accordingly, in the United States, we are subject to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers engaged in electronic transactions, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009 included sweeping expansion of HIPAA’s privacy and security standards as reflected in the Health Information Technology for Economic and Clinical Health Act, (HITECH). Among other things, the new law makes certain HIPAA privacy and security standards directly applicable to “business associates” - independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Most of our customers are covered entities under HIPAA and, to the extent that we access personal health information on their behalf, we are their “business associates” and are subject to HIPAA and associated contractual obligations, as well as comparable state privacy and security laws.
In addition, we are subject to privacy and security regulations in other jurisdictions. For example, the European Union (EU) adopted the Data Protection Directive (DPD) (officially Directive 95/46/EC ), imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities.
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
Medical device regulation
The U.S. Food and Drug Administration (FDA) regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. We have concluded that our communication products are general-purpose communication devices not subject to FDA regulation. However, either the FDA could disagree with our conclusion or changes in our product or the FDA’s evolving regulations could lead to the imposition of medical device regulation on our products. In this event, we would be subject to extensive regulatory requirements, including the expense of compliance with Medical Device Reporting and Quality System regulation and the potential of liability for failure to comply, and we could be required to obtain 510(k) clearance or premarket approval of our products from the FDA prior to commercial distribution. Some of the new products acquired as a result of the mVisum acquisition are regulated by the FDA as Class II medical devices under applicable law and FDA regulations, including being subject to the current 2.3% excise tax under the Affordable Care Act. Class II devices are devices classified by the FDA as posing a moderate to high risk and therefore subject to both “general controls” and “special controls”, as such terms are defined in the Food, Drug and Cosmetics Act. Further, for other products we could become subject to the 2.3% excise tax if the FDA were to determine in the future that they constitute medical devices.
Electrical standards and FCC regulations
Our products emit radio frequency energy in the 2.4 and 5.0 GHz spectrum bands for which licensing by U.S. and other regulatory authorities is not required, provided that the products conform to certain requirements, e.g., maximum power output and tolerance of interference from other devices sharing that spectrum band. We subject our products to testing by independent testing laboratories for compliance with the relevant standards issued by various U.S. and international bodies, including the EU (with respect to the “CE” mark), the International Electrotechnical Commission, the Australian Communications and Media Authority, Underwriters Laboratories and CSA International.
Information about segment and geographic revenue
Information about segment and geographic revenue is set forth in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income (loss) for the years ended December 31, 2014, 2013 and 2012, and our total assets as of December 31, 2014 and 2013, is included in our Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Executive officers
The names of our executive officers, their ages as of March 12, 2015, and their positions are shown below.

Name	Age	Position
Brent D. Lang	47	President and Chief Executive Officer
Justin R. Spencer	43	Executive Vice President and Chief Financial Officer
Jay M. Spitzen, Ph.D., J.D.	65	General Counsel and Corporate Secretary
M. Bridget Duffy, M.D.	55	Chief Medical Officer
Paul Johnson	51	Executive Vice President of Sales and Services

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

Justin R. Spencer has served as our Executive Vice President and Chief Financial Officer since August 2014. From September 2008 to November 2013, he served as Executive Vice President and Chief Financial Officer for Symmetricom, Inc., a provider of precise timekeeping and synchronization solutions, which was acquired by Microsemi Corporation in November 2013. From June 2007 to April 2008, Mr. Spencer served as the Executive Vice President and Chief Financial Officer at Covad Communications Group Inc., a provider of broadband integrated voice and data communications. From November 2002 until May 2007, Mr. Spencer served in various positions at Covad Communications Group Inc., including Interim Chief Financial Officer, Vice President of Finance and Director of Corporate Development. Mr. Spencer holds a bachelor’s degree in accounting from the University of Utah and a master’s degree from The Wharton School of Business.

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

M. Bridget Duffy, M.D. has served as our Chief Medical Officer since January 2013. From November 2010 to December 2012, she served as the Chief Executive Officer of ExperiaHealth. From July 2007 to June 2009, Dr. Duffy served as chief experience officer of the Cleveland Clinic, a non-profit academic medical center. Dr. Duffy earned her Doctor of Medicine in June 1991 from the University of Minnesota and currently holds a Physician and Surgeon license in both the states of Minnesota and California.

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
Available information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (Exchange Act), as amended, free of charge on our website at www.vocera.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

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

We have incurred significant losses in the past and reported a net loss of $28.3 million for the year ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $92.7 million. If we cannot achieve profitability in future periods, our business and our stock price may be adversely affected.

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

We depend on sales of our Vocera Communication solution in the healthcare market for substantially all of our revenue, and any further decrease in sales would harm our business.

To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Sales of our Vocera Communication solution to the healthcare market accounted for 90%, 91% and 92% of our revenue for the years ended December 31, 2014, December 31, 2013 and 2012, respectively. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future. Total product revenue declined 18.1% for the year ended December 31, 2014 compared to the year ended December 31, 2013, due to a decline in sales of our Vocera Communication Solution. A further decrease in revenue from sales of our Vocera Communications solution would harm our business.

We obtain a significant portion of our sales from existing hospital customers. While we are seeking to sell our Vocera Communications solution to non-healthcare customers, we do not anticipate that sales of our Vocera Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

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

Even if hospital personnel determine that our Vocera Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints from unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, hospitals, including both governmental and commercial, are experiencing declining Medicare reimbursement rates and increasing compliance demands, and penalties from the implementation of the Patient Protection and Affordable Care Act of 2010 (ACA) and other healthcare reform legislation. As a consequence, we may continue to experience a slowdown and deferral of orders for our Vocera Communication solution that could negatively impact our sales. We believe hospitals are currently prioritizing allocation of funds for capital and infrastructure improvements to benefit from electronic health records incentives and for compliance with ICD-10 diagnosis coding requirements, which may impact their ability to purchase and deploy our solution. We might not be able to sustain or increase our revenue from sales of our Vocera Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to twelve months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, we experienced elongated sales cycles due to uncertainty surrounding healthcare reform and lower hospital admission trends in 2013 and 2014. At this time, hospitals in the U.S. face significant uncertainty over the continuing impact of federal government budgets, and continuing changes in the implementation and deadlines for compliance with the ACA and other healthcare reform legislation, as well as potential future statutes and rulemaking.

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

Our revenue and operating results have fluctuated, and are likely to continue to fluctuate, making our quarterly results difficult to predict, which may cause us to miss analyst expectations and may result in the price of our common stock to decline.

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

Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop impactful reseller partnerships;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions; and

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance.

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

Since 2009, three significant bills were signed into law that impact the U.S. healthcare system.  Those bills include The Health Information Technology for Economic and Clinical Health Act, enacted under Title XIII of the American Recovery and Reinvestment Act of 2009 (HITECH Act), the ACA, and the Health Care and Education Reconciliation Act of 2010. Together, these acts drive substantive changes over several years to the operating processes, reimbursements and rules governing the U.S. healthcare system. The actual end effect of these laws on the marketplace is not yet fully understood.

We believe that our healthcare customers are unsure of the impact that a number of the elements of those acts will have on their business, and cannot predict the timing and requirements of the final rules issued by the U.S. Department of Health and Human Services (HHS) for these statutes, making managing their business operations more difficult.  Further, as has been experienced since 2010, as rules and agency guidance pursuant to these statutes are implemented and revised by HHS, a number of aspects of the acts have been interpreted, modified or delayed. For example, sudden changes in the rules for individuals buying insurance through state or federal health insurance exchanges, and individual and employer mandates to have and offer insurance coverage, have challenged hospitals’ abilities to forecast patient utilization and revenues, and to set operational plans and budget accordingly.

Federal budget activities also impact our customers. We believe that it is likely that additional legislative changes by Congress and rulemaking by HHS will continue. In addition, many state governments are changing or expanding their healthcare laws, adding additional complexity to understanding the potential impacts.

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

Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones attempt to sell their products to hospitals as components of an overall communication system. Of these product categories, in-building wireless telephones represent the most significant competition for the sale of our solution. The market for in-building wireless phones is dominated by communications companies such as Cisco Systems, Ascom and Spectralink. In addition, the proliferation of smartphones and related applications may represent a new category of competitive offerings. While we consider secured text-messaging using smartphones a feature valued by many customers, we do not believe most of our potential customers would consider that feature alone an adequate substitute for a voice communication solution. However, some customers may choose free text-messaging solutions even if not HIPAA-compliant, given their budget constraints.

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

We do not have internal manufacturing capabilities and rely upon a contract manufacturer, SMTC, to produce the primary hardware component of our Vocera Communication solution. We have entered into a manufacturing agreement with SMTC that is terminable by either party with advance notice and that may also be terminated for a material uncured breach. We also rely on original design manufacturers, or ODMs, to produce accessories, including batteries, chargers and attachments. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. If SMTC or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solutions to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.
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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been deployed in over 250 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3% of our revenue for each of the years ended December 31, 2014, 2013 and 2012. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic, such as our acquisitions of mVisum in the first quarter of 2014 and Prana Technologies in the third quarter of 2014.

We may not achieve the anticipated strategic or financial benefits, or be successful in integrating any acquired businesses, technologies or assets. If we cannot effectively integrate the acquired business and products into our business, we may not achieve market acceptance for, or significant revenue from, these new solutions.

Integrating newly acquired businesses, technologies and assets could strain our resources, could be expensive and time consuming, and might not be successful. Our recent acquisitions expose us, and we will be further exposed, if we acquire or invest in additional businesses, technologies or assets, to a number of risks, including that we may:

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

We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 37%, 31% and 26% of our revenue for the years ended December 31, 2014, December 31, 2013 and 2012, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the years ended December 31, 2014, December 31, 2013 and 2012, we generated 9.9%, 10.5% and 10.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In the second quarter of 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

•	political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•	exposure to competitors who are more familiar with local markets;

•	risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance;

•	limited or unfavorable intellectual property protection in some countries; and

•	currency exchange rate fluctuations, which could affect the price of our solutions relative to locally produced solutions.

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

Any defects or errors in, or which are attributed to, our solutions, could result in:

•	delayed market acceptance of our affected solutions;

•	loss of revenue or delay in revenue recognition;

•	loss of customers or inability to attract new customers;

•	diversion of engineering or other resources for remedying the defect or error;

•	damage to our brand and reputation;

•	delay in delivery of information;

•	increased service and warranty costs, including potential replacement costs for product recalls; and

•	legal actions by our customers and hospital patients, including product liability claims.

If any of these occur, our operating results and reputation could be harmed.

We face potential liability related to the privacy and security of personal information collected through our solutions.

In connection with our healthcare communications business, we handle and have access to personal health information subject in the United States to HIPAA or HITECH, regulations issued pursuant to these statutes, state privacy and security laws and regulations, and associated contractual obligations as a “business associate” of healthcare providers. These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply. Our failure to accurately anticipate the application or interpretation of these statutes, regulations and contractual obligations as we develop our solutions, a failure by us to comply with their requirements (e.g., evolving encryption and security requirements) or an allegation that defects in our products have resulted in noncompliance by our customers could create material civil and/or criminal liability for us, resulting in adverse publicity and negatively affecting our business.

In addition, the use and disclosure of personal health information is subject to regulation in other jurisdictions in which we do business or expect to do business in the future. Those jurisdictions may attempt to apply their laws, including new and modified laws enacted in the future, extraterritorially or through treaties or other arrangements with U.S. governmental entities and we might unintentionally violate these laws. Any such developments, or developments stemming from enactment or modification of other laws, or the failure by us to comply with their requirements or to accurately anticipate the application or interpretation of these laws could create material liability to us, result in adverse publicity and negatively affect our business.

For example, the EU adopted the DPD, imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act, as well as a variety of provincial statutes, provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of personal information could create liability for us, result in adverse publicity and negatively affect our business.

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

Our solutions contain software modules licensed under open source and other types of non-commercial licenses, including the GNU Public License, the Apache License and others. We also may incorporate open source and other licensed software into our solutions in the future. Use and distribution of such software may entail greater risks than use of third-party commercial software, as licenses of these types generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some of these licenses require the release of our proprietary source code to the public if we combine our proprietary software with open source software in certain manners. This could allow competitors to create similar products with lower development effort and time and ultimately result in a loss of sales for us.

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

Our solutions utilize lithium-ion batteries and electronic components that may overheat or otherwise malfunction as a result of physical or environmental damage. Components of our solutions emit radio frequency (RF) emissions which have been alleged, in connection with cellular phones, to have adverse health consequences. Magnets in our badges may emit electromagnetic radiation and may be alleged to interfere with implanted medical or other devices. While these components of our solutions comply with applicable guidelines, some may allege that these components of our solutions cause adverse health consequences. Also, applicable guidelines may change making these components of our solutions non-compliant. Any such allegations or non-compliance, or any regulatory developments, could negatively impact the sales of our solutions, require costly modifications to our solutions, and harm our reputation.

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

We provide certain products that are, and others that may become, subject to regulation by the FDA and similar agencies in other countries, or the jurisdiction of these agencies could be expanded in the future to include our solutions. The FDA regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. Although we have concluded that our wireless badge is a general-purpose communications device not subject to FDA regulation, the FDA could disagree with our conclusion, or changes in our solutions or the FDA’s evolving regulation could lead to FDA regulation of our solutions. Any of our products deemed to be medical devices would be subject to the 2.3% excise tax under the ACA. Canada and many other countries in which we sell or may sell our solutions could also have similar regulations applicable to our solutions, some of which may be subject to change or interpretation. We may incur substantial operating costs if we are required to register our solutions or components of our solutions as regulated medical devices under U.S. or foreign regulations, obtain premarket approval from the FDA or foreign regulatory agencies, and satisfy the extensive reporting requirements. In addition, failure to comply with these regulations could result in enforcement actions and monetary penalties. A clinical communications product acquired from mVisum is regulated by the FDA as a Class II medical device.

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

As an “emerging growth company” under the Jumpstart Our Business Startups Act (JOBS Act), we are permitted to, and may, rely on exemptions from certain disclosure and governance requirements. For example, for so long as we are an emerging growth company, which can last, at most, until the first fiscal year following the fifth anniversary of our initial public offering, we will not be required to:

•	have our independent registered public accounting firm report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act);

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

We will continue to incur substantial costs as a result of operating as a public company and our management devotes substantial time to public company compliance obligations.

As a public company, we incur substantial legal, accounting and other expenses, even though we as an “emerging growth company” may rely upon the disclosure and governance exemptions under the JOBS Act. The Sarbanes-Oxley Act, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and rules subsequently implemented by the SEC and our stock exchange, impose various requirements on public companies, including certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, as amended by the JOBS Act, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly.
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
We are required to disclose the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The SEC requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals used in the manufacture of our products, as the number of suppliers that provide conflict-free minerals may be limited. In addition, we have incurred, and may continue to incur, costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.
Risks related to our common stock
The market price of our common stock has been, and may continue to be, volatile, and your investment in our stock could suffer a decline in value.
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

Location	Approximate square feet	Primary use	Lease expiration date
San Jose, California	70,000	Corporate headquarters and product warehousing	April 1, 2016
Knoxville, Tennessee	7,502	Development, sales and support	March 31, 2016
San Francisco, California	3,093	Vocera Care Experience offices	May 31, 2016
Toronto, Canada	4,578	Development, sales and support	April 30, 2017
Reading, United Kingdom	865	Sales and support	December 31, 2017
Bangalore, India	3,906	Development	March 31, 2017
Dubai, United Arab Emirates	180	Sales and support	May 15, 2015

Item 3.	Legal Proceedings
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business.
Securities Litigation
On August 1 and 21, 2013, two putative securities class action suits were filed in the United States District Court for the Northern District of California against us and certain of our officers, our board of directors, a former director and the underwriters for the initial public offering.  On November 20, 2013, the court consolidated the actions as In re Vocera Communications, Inc. Securities Litigation and appointed Lead Plaintiffs.  Lead Plaintiffs filed their consolidated complaint on September 19, 2014.   The consolidated complaint names certain current and former officers and directors and the underwriters for our initial public offering and secondary offering and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (Securities Act) and Section 10(b) and 20(a) of the Exchange Act based on allegedly false and materially misleading statements and omissions in the registration statement for our initial public offering and secondary offering and in communications regarding its business and financial results. The suit is purportedly brought on behalf of purchasers of our securities between March 28, 2012 and May 2, 2013, and seeks compensatory damages, rescission, fees and costs, as well as other relief.  On November 3, 2014 Defendants moved to dismiss the consolidated complaint. On January 15, 2015, the Court denied Defendants' motion to dismiss the Exchange Act claims, but granted with leave to amend Defendants' motion to dismiss the Securities Act claims. The time for Lead Plaintiffs to amend the consolidated complaint has not yet passed.
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
Market Information
Our common stock has been listed on the New York Stock Exchange under the symbol “VCRA” since March 28, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Year ending December 31, 2014
First Quarter	$19.29	$15.67
Second Quarter	$16.44	$11.86
Third Quarter	$13.91	$8.06
Fourth Quarter	$10.53	$7.64

	High	Low
Year ending December 31, 2013
First Quarter	$29.47	$21.32
Second Quarter	$23.96	$11.99
Third Quarter	$19.71	$13.72
Fourth Quarter	$18.99	$14.71

Holders of Common Stock
As of March 10, 2015, we had 76 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance
This stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Vocera Communications, Inc. under the Securities Act or the Exchange Act.
The following stock performance graph compares the cumulative total return provided to holders of the common stock of Vocera Communications, Inc. relative to the cumulative total returns of the New York Stock Exchange Composite Index and the Standard & Poors 1500 Health Care Technology Index since the pricing of the initial public offering of Vocera’s common stock on March 28, 2012.  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on March 31, 2012, including reinvestment of dividends, and its relative performance is tracked through December 31, 2014.

	03/28/12	12/31/12	12/31/13	12/31/14
Vocera Communications Inc.	100.00	119.35	74.23	49.55
NYSE Composite	100.00	105.02	132.62	141.57
S&P Health Care Technology	100.00	101.94	146.38	169.80
Issuer Purchases of Equity Securities
During the three months ended December 31, 2014, we did not repurchase any of our securities.

Item 6.	Selected Financial Data
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
We derived the consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited financial statements included elsewhere in this report. We derived the consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited financial statements that do not appear in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Consolidated statements of operations data:
Total revenue	$95,421	$102,498	$100,957	$79,503	$56,803
Gross profit	58,185	64,189	64,336	47,996	35,628
Net (loss) income	(28,297)	(10,465)	2,893	(2,479)	1,210
Less: undistributed earnings attributable to participating securities	—	—	(1,366)	—	(1,210)
Net (loss) income attributable to common stockholders	$(28,297)	$(10,465)	$1,527	$(2,479)	$—

Net (loss) income per share attributable to common stockholders
Basic and diluted	$(1.12)	$(0.43)	$0.08	$(0.74)	$0.00
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	25,329	24,621	17,979	3,370	2,223
Diluted	25,329	24,621	20,608	3,370	2,846

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$116,261	$127,676	$127,510	$14,898	$8,642
Total assets	159,628	173,107	167,305	49,818	33,933
Total borrowings	—	—	—	8,333	5,405
Convertible preferred stock warrant liability	—	—	—	1,853	1,127
Convertible preferred stock	—	—	—	53,013	52,758
Total stockholders’ equity (deficit)	109,712	125,563	123,125	(49,399)	(50,364)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Business overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the U.S. and internationally. Today the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve patient safety and experience, and increase operational efficiency. As of December 31, 2014, our solutions have been installed in more than 1,300 facilities worldwide.
We outsource the manufacturing of our hardware products. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain manufacturing operations. We work closely with our contract manufacturer, SMTC Corporation, and key suppliers to manage the procurement, quality and cost of components. We seek to maintain an optimal level of finished goods inventory to meet our forecast sales and unanticipated shifts in sales volume and mix.
We primarily sell products, software maintenance and professional services directly to end users. To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution, including software product maintenance and related services. Total revenue declined 6.9% to $95.4 million in 2014 from $102.5 million in 2013, and our 2013 revenue grew 1.5% from $101.0 million in 2012. For the year ended December 31, 2014, we recorded a net loss of $28.3 million compared to a net loss of $10.5 million for the year ended December 31, 2013.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We are not reliant on any one customer. While we have international customers in other English speaking countries such as Canada, the United Kingdom and Australia, most of our customers are located in the United States. International customers represented 9.9% and 10.5% of our revenue in 2014 and in 2013, respectively. We are developing plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
U.S. hospital spending was a challenge in 2014, with information technology capital spending predominantly directed toward further investment in electronic health records and preparation for utilizing new ICD-10 diagnosis coding, which are both driven by increasing regulatory requirements and reimbursement earn-back incentives from federal healthcare reform. In addition, as patient volumes and reimbursement levels continued to be at lower levels for many healthcare providers, hospitals exercised strong expense limits and reductions, impacting capital purchases and departmental operating budgets through which our solutions are purchased.
Internationally, mature markets in Canada, the United Kingdom and France have experienced continuing budget challenges as well. However, emerging international markets, especially the Middle East and Asia-Pacific regions, offer more opportunities, as these regions are investing in expansions of their healthcare system capacities and quality.
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
Revenue is comprised of the following:

•
Product.    Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges and badge accessories, which include batteries, battery chargers, lanyards, clips and other ancillary badge components. Software revenue is derived primarily from the sale of perpetual licenses to our Vocera Communication System. We derive additional software revenue from the sale of term licenses and services provided, which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of term licenses or subscription services, ratably over the applicable term.

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

•
Sales and marketing.    Sales and marketing expenses consist primarily of employee wages, benefits and related personnel expenses, as well as trade shows, marketing programs and collateral and public relations programs. Sales commissions are earned when an order is received from a customer, and as a result, in some cases these commissions are expensed in an earlier period than the period in which the related revenue is recognized. Historically, our bookings have tended to peak in the fourth quarter of each year, driving higher sales commissions, and to be lowest in the first quarter. We intend to continue to expand our direct sales force and invest in sales support functions and new marketing programs for the foreseeable future.

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
At December 31, 2014, we held a $30.1 million valuation allowance against our deferred tax assets. We review on a quarterly basis our conclusions about the appropriate amount of our deferred income tax asset valuation allowance.
Results of operations
The following table is a summary of our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

	Years ended December 31,
	2014		2013		2012
(in thousands, except percentages)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Consolidated statements of operations data:
Revenue
Product	$51,095	53.5%	$62,393	60.9%	$65,028	64.4%
Service	44,326	46.5	40,105	39.1	35,929	35.6
Total revenue	95,421	100.0	102,498	100.0	100,957	100.0
Cost of revenue
Product	18,766	19.7	21,714	21.2	21,551	21.3
Service	18,470	19.3	16,595	16.2	15,070	14.9
Total cost of revenue	37,236	39.0	38,309	37.4	36,621	36.3
Gross profit	58,185	61.0	64,189	62.6	64,336	63.7
Operating expenses
Research and development	18,035	18.9	14,915	14.6	11,618	11.5
Sales and marketing	49,611	52.0	44,928	43.8	33,432	33.1
General and administrative	18,062	18.9	14,906	14.5	14,390	14.3
Restructuring	556	0.6	—	—	—	—
Total operating expenses	86,264	90.4	74,749	72.9	59,440	58.9
(Loss) income from operations	(28,079)	(29.4)	(10,560)	(10.3)	4,896	4.8
Interest income	355	0.4	257	0.3	171	0.2
Interest expense	—	—	—	—	(84)	(0.1)
Other expense, net	(249)	(0.3)	(53)	(0.1)	(1,463)	(1.4)
(Loss) income before income taxes	(27,973)	(29.3)	(10,356)	(10.1)	3,520	3.5
Provision for income taxes	(324)	(0.4)	(109)	(0.1)	(627)	(0.6)
Net (loss) income	$(28,297)	(29.7)%	$(10,465)	(10.2)%	$2,893	2.9%

Year ended December 31, 2014 compared to year ended December 31, 2013
Revenue:

	Years ended December 31,
	2014	2013	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Product Revenue
Device	$37,455	$46,636	$(9,181)	(19.7)%
Software	13,640	15,757	(2,117)	(13.4)
Total product revenue	51,095	62,393	(11,298)	(18.1)

Service revenue
Maintenance and support	35,353	31,559	3,794	12.0
Professional services and training	8,973	8,546	427	5.0
Total service revenue	44,326	40,105	4,221	10.5
Total revenue	$95,421	$102,498	$(7,077)	(6.9)
Total revenue decreased $7.1 million, or 6.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in total revenue was primarily a result of an $11.3 million decrease in product revenue, partially offset by a $4.2 million increase in service revenue.

Product revenue decreased $11.3 million, or 18.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Device revenue decreased $9.2 million, or 19.7%, and software revenue decreased $2.1 million, or 13.4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in device revenue, which related entirely to our Voice Communication solution, was driven primarily by a decrease in unit sales of badges and related accessories. We believe that our product revenue for the year ended December 31, 2014 was adversely affected by the conditions affecting the U.S. healthcare industry as described above. The decrease in software revenue was mainly a result of a decrease in sales of Voice Communication software licenses.

Service revenue increased $4.2 million, or 10.5%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Software maintenance and support revenue increased $3.8 million, or 12.0%, and professional services and training revenue increased minimally, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in software maintenance and support revenue was primarily a result of having a larger customer base purchasing our maintenance and extended warranty offerings which increased software maintenance revenue by $2.8 million and extended warranty revenue by $1.0 million. Professional services and training revenue increased $0.4 million, or 5%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was due to an increase in the total number of deployments in 2014, primarily related to our existing customer base.
Cost of revenue:

	Years ended December 31,
	2014	2013	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$18,766	$21,714	$(2,948)	(13.6)%
Service	18,470	16,595	1,875	11.3
Total cost of revenue	$37,236	$38,309	$(1,073)	(2.8)
Gross margin
Product	63.3%	65.2%	(1.9)%
Service	58.3	58.6	(0.3)
Total gross margin	61.0	62.6	(1.6)
Cost of product revenue decreased $2.9 million, or 13.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The cost of product revenue decreased primarily due to a decrease in the number of units of communication badges and related accessories sold, lower standard warranty expense, partially offset by higher overhead costs.
Cost of service revenue increased $1.9 million, or 11.3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to a $1.4 million increase in employee wages and other personnel costs and a $0.3 million increase in travel related expenses in our services organization to support growth in customer deployments and technical support. Extended warranty expenses increased $0.2 million due to an increase in badges under the extended warranty program and related warranty claims.
Operating expenses:

	Years ended December 31,
	2014	2013	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$18,035	$14,915	$3,120	20.9%
Sales and marketing	49,611	44,928	4,683	10.4
General and administrative	18,062	14,906	3,156	21.2
Restructuring	556	—	556	100.0
Total operating expenses	$86,264	$74,749	$11,515	15.4
Research and development expense. Research and development expense increased $3.1 million, or 20.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to a $2.2 million increase in personnel costs and other expenses associated with increases in headcount, including acquisitions, a $0.5 million increase due to additional external resources for research and development projects, a $0.2 million increase in materials for research and development projects and a $0.2 million increase in stock-based compensation.
Sales and marketing expense. Sales and marketing expense increased $4.7 million, or 10.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to a $2.7 million in increased employee wages, commissions and personnel costs and $1.2 million in increased stock-based compensation.
General and administrative expense. General and administrative expense increased $3.2 million, or 21.2%, from the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was due primarily to an increase of $1.2 million in personnel costs, an increase of $0.8 million in stock-based compensation, an increase of $0.4 million in legal expenses primarily related to litigation, an increase of $0.3 million in depreciation associated with the SAP ERP deployment, an increase of $0.2 million in facilities-related expenses and an increase of $0.1 million in business insurance.

Restructuring expense. Restructuring expense increased $0.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. During the fourth quarter of 2014, we initiated a restructuring plan that resulted in $0.7 million of severance charges, of which $0.1 million was recorded to cost of revenue and $0.6 million was recorded to operating expenses. See Note 6, Consolidated balance sheet components, in the Notes to the Consolidated Financial Statements in Item 8 of this Report, for further discussion of our restructuring activities.

	Years ended December 31,
(in thousands, except percentages)	2014	2013	Change
Non-operating income (expense) elements:
Interest income	$355	$257	$98
Other expense, net	(249)	(53)	(196)

Income taxes:
Provision for income taxes	(324)	(109)	(215)
Loss before income taxes	(27,973)	(10,356)	(17,617)
Effective tax rate %	(1.2)%	(1.1)%	(0.1)%
Interest income. Interest income increased $0.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to the shift in these periods from cash equivalents to higher interest-bearing short-term investments.

Other expense, net. Other expense, net increased $0.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to foreign exchange fluctuations.
Provision for income taxes. The $0.3 million provision on $28.0 million of loss before income taxes in 2014 represented a negative effective tax rate of 1.2%. The negative effective tax rate for 2014 was due primarily to the impact of pre-tax losses in the U.S. operations, offset by income taxes from foreign operations. The negative effective tax rate of 1.1% in 2013 is due primarily to the impact of pre-tax losses in the U.S. operations, offset by income taxes from foreign operations.

Year ended December 31, 2013 compared to year ended December 31, 2012
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
Product revenue decreased $2.6 million, or 4.1% in 2013. Device revenue decreased $1.1 million, or 2.3%, and software revenue decreased $1.5 million, or 8.9%. The 2013 decrease in device revenue, which related entirely to our Vocera Communication solution, was due primarily to a decrease in the average selling price for badges and, to a lesser extent, a slight decrease in the number of badges sold. The lower average selling price was primarily a result of a promotion in the second quarter of 2013. The list prices for our products did not change substantially in 2013. The 2013 decrease in software revenue was primarily due to a decrease in the number of server license seats sold for customer expansions for our Voice Communication solution. We believe this decrease is due to the impact on hospital operating budgets from the federal budget sequestration in March 2013 and uncertainty around the impact of healthcare reform within the U.S. healthcare market, resulting in greater scrutiny of expenses and elongation of the sales cycle.
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

	Years ended December 31,
(in thousands, except percentages)	2013	2012	Change
Non-operating income (expense) elements:
Interest income	$257	$171	$86
Interest expense	—	(84)	84
Other (expense) income, net	(53)	(1,463)	1,410

Income taxes:
Provision for income taxes	(109)	(627)	518
Income (loss) before income taxes	(10,356)	3,520	(13,876)
Effective tax rate %	(1.1)%	17.8%	(18.9)%
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
Liquidity and capital resources

	Years ended December 31,
(in thousands)	2014	2013	2012
Consolidated statements of cash flow data:
Net cash (used in) provided by operating activities	$(4,692)	$(1,259)	$12,294
Net cash used in investing activities	(14,427)	(56,717)	(37,532)
Net cash provided by financing activities	2,082	5,107	102,861
Net (decrease) increase in cash and cash equivalents	$(17,037)	$(52,869)	$77,623
As of December 31, 2014, we had cash and cash equivalents and short-term investments of $116.3 million and no debt.
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
We are not a capital-intensive business, nor do we expect to be in the future. During 2014, 2013 and 2012, our purchases of property and equipment were $2.0 million, $3.8 million and $2.6 million, respectively. The expenditures in 2014 primarily relate to leasehold improvements and computer equipment. The expenditures in 2013 included completion of the first phase of our ERP implementation in August 2013 and build out of additional leased space available in April 2013. The expenditures in 2012 included those for our ERP implementation, as well as spending to support headcount growth with computer and equipment needs.
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
Operating activities
Cash used by operating activities was $4.7 million in 2014, due in part to the 2014 net loss of $28.3 million, partially offset by non-cash items such as depreciation and amortization of $3.0 million for property and equipment and acquired intangible assets and stock-based compensation of $11.1 million. With respect to changes in assets and liabilities, cash was provided by a decrease in accounts receivable of $5.7 million, which is attributable to collection on prior periods' invoices exceeding the current period's billings, a decrease of $1.9 million in inventory, a $1.1 million increase in accrued liabilities and a $2.8 million increase in deferred revenue. These factors were offset by certain cash outflows, including a $1.7 million decrease in accounts payable and $0.3 million increase in prepaid expenses.
Cash used by operating activities was $1.3 million in 2013, due in part to the 2013 net loss of $10.5 million, together with inventory growth of $3.0 million attributable to downward revision of projections for our 2013 shipments which did not significantly reduce the lagged inventory receipt commitments until year-end, accounts receivable growth of $1.9 million, and decrease in accrued and other liabilities of $1.9 million. These were partially offset by non-cash items, including stock-based compensation of $8.7 million and depreciation of property and equipment and intangibles amortization of $2.5 million. Additional offset was provided by the increase in deferred revenues of $4.2 million and the increase of $0.7 million in accounts payable.
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
Investing activities
Cash used in investing activities was $14.4 million in 2014, which was primarily attributable to $7.0 million for the acquisitions of mVisum and Prana Technologies, net of cash acquired, and $112.3 million for purchases of short-term investments, net of maturities received of $102.7 million and $3.9 million in sales of short-term investment. An additional $2.0 million of cash was used for the purchase of property and equipment, partly offset by the release of $0.3 million in restricted cash.

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
Financing activities
Cash provided by financing activities was $2.1 million in 2014, which was attributable to employee stock purchase plan proceeds of $1.6 million, exercises of stock options of $1.1 million and cash from lease-related performance obligations of $0.6 million, partially offset by $1.2 million of taxes paid on behalf of employees for net share settlement.
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
Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2014:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$2,481	$1,764	$717	$—	$—
Non-cancelable purchase commitments(2)	1,914	1,914	—	—	—
Total	$4,395	$3,678	$717	$—	$—

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with our independent contract manufacturer and other vendors.

As of December 31, 2014, we had $0.3 million of net deferred tax liabilities and $0.2 million from uncertain tax positions, both recorded within other long-term liabilities. The timing and amounts of any payments that could result from the net deferred tax liabilities and unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing and amounts of any eventual payment cannot be estimated for inclusion in the table above. We do not expect a significant tax payment related to these obligations to occur within the next 12 months. Such tax contingencies are separately disclosed and discussed in Note 10.
Off-balance sheet arrangements
During 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We also derive revenue from the provision of hosted services on a subscription basis. Revenue from these products is recognized ratably over the term of the arrangement.
In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. We allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence ("VSOE") of the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We have established VSOE of the selling price for our post-installation technical support services. When VSOE of selling price is not available, third-party evidence ("TPE") of selling price for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices ("BESP"). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE and BESP information.
The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price. In addition, the amount recognized for any delivered items cannot exceed that which is contingent upon delivery of any remaining deliverables in the arrangement.

A portion of our sales are made through multi-year lease agreements with customers. When these arrangements are considered sales-type leases, upon delivery of leased products to customers, we recognize revenue for such products in an amount equal to the net present value of the minimum lease payments. Unearned income is recognized as part of product revenue under the effective interest method. We recognize revenue related to certain executory costs, including maintenance and extended warranty, ratable over the term of the underlying arrangements. We recognize revenue related to battery refresh executory costs when such executory costs are incurred.
For non-essential software arrangements with multiple-deliverables, including license, professional services and maintenance, we recognize license revenue using the residual method of accounting pursuant to relevant software revenue recognition guidance. Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. For maintenance and certain professional services, we have established VSOE. Our revenue arrangements do not include a general right of return relative to the delivered products.

Proceeds from transfers of sales-type leases to third-party financial companies are allocated between the net investment in sales-type leases and the executory cost component for remaining service obligations based on relative present value. The difference between the amount of proceeds allocated to the net investment in lease and the carrying value of the net investment in lease is included in product revenue. Proceeds allocated to the executory cost component are accounted for initially as financing liabilities, with subsequent amortization recorded in revenue, for maintenance, extended warranty and battery refresh programs, offset by interest expense.
Standard product warranties
We provide for the estimated costs of product warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific product warranty includes parts and labor over a period generally ranging from one to three years. We provide no warranty for software. We regularly assess our estimates to evaluate the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. The total warranty expense under our standard warranty in 2014 was $0.7 million, compared to $1.7 million in 2013 and $0.3 million in 2012. The key drivers to the warranty reserve calculation are the installed base of products under standard warranty, the estimated return rate of the installed base of products under standard warranty, and the availability of refurbished units to fulfill expected warranty claims.
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

	Years ended December 31,
	2014	2013	2012
Expected term (in years)	5.41 - 5.45	5.38 - 5.43	5.23 - 5.60
Volatility	41.4% - 48.2%	46.7% - 48.1%	47.9% - 48.7%
Risk-free interest rate	1.59% - 1.78%	0.81% - 1.80%	0.72% - 1.03%
Dividend yield	0.0%	0.0%	0.0%
We base the risk-free rate for the expected term of options on the U.S. Treasury Constant Maturity Rate as of the grant date. The computation of expected life was determined based on the historical exercise and forfeiture behavior of our employees, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected stock price volatility for our common stock was estimated based on the historical volatility of a group of comparable companies for the same expected term of our options. The comparable companies were selected based on industry and market capitalization data. We assumed the dividend yield to be zero, as we have never declared or paid dividends and do not expect to do so in the foreseeable future.
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
Restricted Stock Units
During the year ended December 31, 2012, we began incorporating restricted stock units as an element of our compensation plans. Beginning in May 2012, we granted certain employees restricted stock units, which vest one third on the first anniversary of the grant, one third on the second anniversary of the grant and one third upon the third anniversary of the grant. We did not grant any restricted stock units prior to May 2012. The grant date fair value of the RSUs is the closing market price on the date of grant; this amount is charged to expense ratably over the requisite service period. Beginning with 2012, RSU's have formed the largest amount of stock compensation expense, in terms of grant type.
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
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually as of September 30th, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. No impairment was recorded in 2014, 2013 or 2012. As of December 31, 2014, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our business climate and the buying habits of our customers along with changes in the costs to provide our products and services.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives.
Finite-lived intangible assets consist of customer relationships, developed technology, trademarks and non-compete agreements. We evaluate our intangible assets for impairment at the asset group level, which means the intangibles grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Management has concluded that our asset groups align with our reporting units. The intangible assets are allocated to the Product asset group, given that the Product asset group is the lowest level for which discrete cash flow information are identifiable, independent from other assets. We assess the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2014, 2013 or 2012.
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
We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the amount of net operating losses available for income tax purposes through December 31, 2014, we had a full valuation allowance against our deferred tax assets. We continue to evaluate the realizability of our U.S. and Canadian deferred tax assets. If our financial results improve, we will reassess the need for a full valuation allowance each quarter and, if we determine that it is more likely than not the deferred tax assets will be realized, we will adjust the valuation allowance.
At December 31, 2014, we had a valuation allowance against net deferred tax assets of $30.1 million. We intend to review on a quarterly basis our conclusions about the appropriate amount of our deferred tax asset valuation allowance. There is inherent uncertainty in evaluating the sustainability of the income tax positions we take on our tax returns. We assess our income tax positions and record tax benefits for all years subject to examination based upon our management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in our financial statements.
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
Our effective date for this standard will be the first quarter of 2017; no early application is permitted. Two methods of transition are provided: a full retrospective approach, with certain practical expedients allowed, and a cumulative effect method, with balance sheet adjustment as of January 1, 2017. We are evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the future effect of the standard on its financial position or results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vocera Communications, Inc.
San Jose, California
We have audited the accompanying consolidated balance sheet of Vocera Communications, Inc. and subsidiaries (the "Company") as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such 2014 consolidated financial statements present fairly, in all material respects, the financial position of Vocera Communications, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 12, 2015

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
of Vocera Communications, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, of stockholders' equity (deficit), comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Vocera Communications, Inc. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 17, 2014

Vocera Communications, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$22,615	$39,652
Short-term investments	93,646	88,024
Accounts receivable, net	18,008	23,543
Other receivables	694	882
Inventories	3,462	5,665
Prepaid expenses and other current assets	2,017	1,892
Total current assets	140,442	159,658
Property and equipment, net	5,122	5,365
Intangible assets, net	3,171	1,544
Goodwill	9,988	5,575
Other long-term assets	905	965
Total assets	$159,628	$173,107
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,913	$3,531
Accrued payroll and other current liabilities	10,863	9,841
Deferred revenue, current	28,474	26,133
Total current liabilities	41,250	39,505
Deferred revenue, long-term	6,974	6,398
Other long-term liabilities	1,692	1,641
Total liabilities	49,916	47,544
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of December 31, 2014 and December 31, 2013; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of December 31, 2014 and December 31, 2013; 25,644,010 and 24,967,140 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	8	7
Additional paid-in capital	202,515	189,966
Accumulated other comprehensive income	(81)	23
Accumulated deficit	(92,730)	(64,433)
Total stockholders’ equity	109,712	125,563
Total liabilities and stockholders’ equity	$159,628	$173,107

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2014	2013	2012
Revenue
Product	$51,095	$62,393	$65,028
Service	44,326	40,105	35,929
Total revenue	95,421	102,498	100,957
Cost of revenue
Product	18,766	21,714	21,551
Service	18,470	16,595	15,070
Total cost of revenue	37,236	38,309	36,621
Gross profit	58,185	64,189	64,336
Operating expenses
Research and development	18,035	14,915	11,618
Sales and marketing	49,611	44,928	33,432
General and administrative	18,062	14,906	14,390
Restructuring	556	—	—
Total operating expenses	86,264	74,749	59,440
(Loss) income from operations	(28,079)	(10,560)	4,896
Interest income	355	257	171
Interest expense	—	—	(84)
Other expense, net	(249)	(53)	(1,463)
(Loss) income before income taxes	(27,973)	(10,356)	3,520
Provision for income taxes	(324)	(109)	(627)
Net (loss) income	(28,297)	(10,465)	2,893
Less: undistributed earnings attributable to participating securities	—	—	(1,366)
Net (loss) income attributable to common stockholders	$(28,297)	$(10,465)	$1,527

Net (loss) income per share attributable to common stockholders
Basic and diluted	$(1.12)	$(0.43)	$0.08
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	25,329	24,621	17,979
Diluted	25,329	24,621	20,608

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Years ended December 31,
	2014	2013	2012
Net (loss) income	$(28,297)	$(10,465)	$2,893
Other comprehensive (loss) income, net:
Change in unrealized (loss) gain on investments, net of tax	(104)	18	5
Comprehensive (loss) income	$(28,401)	$(10,447)	$2,898

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In Thousands, except share and per share amounts)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at January 1, 2012	3,780,490	$1	$7,461	—	$(56,861)	$(49,399)
Conversion of preferred stock to common stock	12,937,750	4	53,352	—	—	53,356
Issuance of common stock upon initial public offering	5,000,000	2	70,533	—	—	70,535
Issuance of common stock upon follow-on offering	1,337,500	—	35,975	—	—	35,975
Reclassification of preferred stock warrant liability into additional paid-in capital upon initial public offering	—	—	3,141	—	—	3,141
Exercise of stock options	1,073,732	—	1,684	—	—	1,684
Vesting of early exercised stock options	—	—	307	—	—	307
Cashless exercise of common stock warrants	78,487	—	—	—	—	—
Issuance of restricted stock awards	24,152	—	—	—	—	—
Non-employee stock-based compensation expense	—	—	29	—	—	29
Employee stock-based compensation expense	—	—	4,203	—	—	4,203
Income tax benefits from employee stock plans	—	—	406	—	—	406
Repurchase of early exercised options	(2,755)	—	(10)	—	—	(10)
Net income	—	—	—	—	2,893	2,893
Other comprehensive income	—		—	5	—	5
Balance at December 31, 2012	24,229,356	7	177,081	5	(53,968)	123,125
Exercise of stock options	420,492	—	1,657	—	—	1,657
RSUs released and tax settlement	71,824	—	(703)	—	—	(703)
Common stock issued under employee stock purchase plan	215,039	—	2,993	—	—	2,993
Vesting of early exercised stock options	—	—	123	—	—	123
Cash exercise of common stock warrants	34,142	—	226	—	—	226
Employee stock-based compensation expense	—	—	8,667	—	—	8,667
Income tax shortfall from employee stock plans	—	—	(64)	—	—	(64)
Repurchase of early exercised options	(3,713)	—	(14)	—	—	(14)
Net loss	—	—	—	—	(10,465)	(10,465)
Other comprehensive income	—	—	—	18	—	18
Balance at December 31, 2013	24,967,140	7	189,966	23	(64,433)	125,563
Exercise of stock options	293,615	1	1,096	—	—	1,097
RSUs released and tax settlement	225,149	—	(1,270)	—	—	(1,270)
Common stock issued under employee stock purchase plan	160,936	—	1,588	—	—	1,588
Vesting of early exercised stock options	—	—	54	—	—	54
Employee stock-based compensation expense	—	—	11,084	—	—	11,084
Repurchase of early exercised options	(2,830)	—	(3)	—	—	(3)
Net loss	—	—	—	—	(28,297)	(28,297)
Other comprehensive loss	—	—	—	(104)	—	(104)
Balance at December 31, 2014	25,644,010	$8	$202,515	$(81)	$(92,730)	$109,712

The accompanying notes are an integral part of these consolidated financial statements

Vocera Communications, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net (loss) income	$(28,297)	$(10,465)	$2,893
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,014	2,542	2,615
Non-cash interest income	(7)	(71)	(18)
Loss on disposal of property and equipment	77	—	27
Bad debt expense (recovery)	61	16	—
Inventory write-down	310	136	224
Change in lease-related performance liabilities	(595)	(207)	(3)
Stock-based compensation expense	11,084	8,667	4,232
Excess tax benefits from employee stock plans	—	—	(325)
Change in fair value of warrant liability	—	—	1,631
Changes in assets and liabilities
Accounts receivable	5,660	(1,861)	(5,916)
Other receivables	188	(434)	417
Inventories	1,894	(3,029)	367
Prepaid expenses and other assets	(330)	446	(1,348)
Accounts payable	(1,678)	690	(1,145)
Accrued payroll and other liabilities	1,100	(1,887)	2,803
Deferred revenue	2,827	4,198	5,840
Net cash (used in) provided by operating activities	(4,692)	(1,259)	12,294
Cash flows from investing activities
Payment for purchase of property and equipment	(2,022)	(3,770)	(2,565)
Business acquisitions, net of cash acquired	(6,950)	—	—
Purchase of short-term investments	(112,299)	(118,661)	(104,869)
Maturities of short-term investments	102,656	65,714	69,902
Sales of short-term investments	3,923	—	—
Changes in restricted cash	265	—	—
Net cash used in investing activities	(14,427)	(56,717)	(37,532)
Cash flows from financing activities
Cash from lease-related performance obligations	635	847	1,114
Principal payment of borrowings	—	—	(8,333)
Proceeds from initial public offering, net of offering costs	—	—	72,070
Proceeds from secondary public offering, net of offering costs	—	—	35,975
Payment for repurchase of common stock	(12)	(14)	(10)
Excess tax benefits from employee stock plans	—	—	325
Proceeds from issuance of common stock from the employee stock purchase plan	1,588	2,993	—
Proceeds from exercise of stock options	1,096	1,758	1,720
Tax withholdings paid on behalf of employees for net share settlement	(1,225)	(703)	—
Proceeds from exercise of common stock warrants	—	226	—
Net cash provided by financing activities	2,082	5,107	102,861
Net (decrease) increase in cash and cash equivalents	(17,037)	(52,869)	77,623
Cash and cash equivalents at beginning of period	39,652	92,521	14,898
Cash and cash equivalents at end of period	$22,615	$39,652	$92,521
Supplemental cash flow information
Cash paid for interest	$—	$—	91
Cash paid for income taxes	175	54	556
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	16	104	321

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Background
Vocera Communications, Inc. and its subsidiaries (the "Company”) is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the U.S. and internationally. The significant majority of the Company's business is generated from sales of its solutions in the healthcare market to help our customers improve patient safety and experience, and increase operational efficiency. As of December 31, 2014, the Company's solutions have been installed in more than 1,300 facilities worldwide.
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
Since its inception, the Company has incurred significant losses and, as of December 31, 2014, had an accumulated deficit of $92.7 million. The Company has funded its operations primarily with customer payments for its products and services, proceeds from the issuance of common stock in connection with its initial public offering ("IPO") and follow-on offering and, before the IPO, from the issuances of convertible preferred stock and from borrowings under its term loan facility and the utilization of its line of credit. As of December 31, 2014, the Company had cash, cash equivalents and short-term investments of $116.3 million.
The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least the next twelve months.
Basis of presentation
The consolidated financial statements include the accounts of Vocera Communications, Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (GAAP).
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
Restricted cash
Restricted cash was $0.1 million and $0.3 million at December 31, 2014 and 2013, respectively, the majority of which is security for a corporate travel card facility and credit card processing services. All restricted cash is classified as current, under prepaids and other current assets on the consolidated balance sheet, based on the underlying terms of the arrangements.

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
The following table presents the changes in the allowance for doubtful accounts:

	Years ended December 31,
(in thousands)	2014	2013	2012
Allowance—beginning of period	$(6)	$—	$—
Provisions for bad debts	(53)	(29)	—
Recoveries from bad debts	4	13	—
Write-offs and other	2	10	—
Allowance—end of period	$(53)	$(6)	$—
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. At December 31, 2014 and 2013, no customer accounted for 10% or more of accounts receivable. For the years ended December 31, 2014, 2013 and 2012, no customer represented 10% or more of revenue.
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

Software development costs.
For internal-use software, the Company capitalizes certain internal and external costs incurred in its acquisition and creation. Capitalized internal-use software is included in property and equipment when development is complete and is amortized on a straight-line basis over the estimated useful life of the related asset, generally three years, except that five years is assumed for major ERP implementations. Based on the authoritative guidance, costs incurred either before or after the period satisfying the capitalization criteria, together with costs incurred for training and maintenance, are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, the Company capitalized costs of $0.2 million, $2.1 million and $1.1 million, respectively.
Goodwill and intangible assets
The Company allocates the purchase price of any acquisitions to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill.
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually as of September 30, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2014, no changes in circumstances indicate that goodwill carrying values may not be recoverable. The Company has identified two operating segments (Product and Service) which management also considers to be reporting units.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. Finite-lived intangible assets consist of customer relationships, developed technology, trademarks and non-compete agreements. The Company evaluates intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2014, 2013 or 2012.
Convertible preferred stock
Prior to the Company’s IPO, the Company had issued and outstanding six series of convertible preferred stock. In connection with the Company’s IPO, in April 2012, each share of then-outstanding preferred stock automatically converted into common stock. In the statement of shareholders' equity for the year ended December 31, 2012, this was recorded as non-cash conversion of $53.4 million from preferred stock to common stock.
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
In arrangements with multiple deliverables, assuming all other revenue criteria are met, the Company recognizes revenue for individual delivered items if they have value to the customer on a standalone basis. The Company allocates arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence ("VSOE") of the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. The Company has established VSOE of the selling price for our post-installation technical support services and professional services. When VSOE of selling price is not available, third-party evidence ("TPE") of selling price for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that the Company cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, the Company uses its best estimates of selling prices ("BESP"). The Company determines BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. The Company regularly reviews and update our VSOE and BESP information.
The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price. In addition, the amount recognized for any delivered items cannot exceed that which is contingent upon delivery of any remaining items in the arrangement.
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
For non-essential software arrangements with multiple-deliverables, including license, professional services and maintenance, the Company recognizes license revenue using the residual method of accounting pursuant to relevant software revenue recognition guidance. Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. For maintenance and certain professional services, the Company has established VSOE. The Company's revenue arrangements do not include a general right of return relative to the delivered products.
Revenue from sales-type leases
A portion of the Company's sales are made through multi-year lease agreements with customers. When these arrangements are considered sales-type leases, upon delivery of leased products to customers, the Company recognizes revenue for such products in an amount equal to the net present value of the minimum lease payments. Unearned income is recognized as part of product revenue under the effective interest method. The Company recognizes revenue related to certain executory costs, including maintenance and extended warranty, ratable over the term of the underlying arrangements. The Company recognizes revenue related to battery refresh executory costs when such executory costs are incurred.
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

For the year ended December 31, 2014, the Company transferred $1.4 million of lease receivables, recording an immaterial net loss and $0.6 million of new financing liabilities for future performance of executory service obligations. For the year ended December 31, 2013, the Company transferred $2.2 million of lease receivables, recording an immaterial net gain and $0.8 million of new financing liabilities for future performance of executory service obligations.

For lease receivables retained as of December 31, 2014 and 2013, the Company recorded $0.9 million and $1.4 million, respectively, of net investment in sales-type leases, equivalent to the minimum lease payments for the delivered product.
Commissions expense
Sales commissions are recorded as sales and marketing expense and accrued as a current liability as orders are recorded; thus no contract acquisition costs are capitalized.
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
Advertising costs
Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising costs for the years ended December 31, 2014, 2013 and 2012 were immaterial.
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
Stock-based compensation
For options granted to employees, stock-based compensation is measured at grant date based on the fair value of the award and is expensed on a straight-line basis over the requisite service period. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. Restricted stock awards and restricted stock units, first awarded in 2012, result in compensation expense, and are recognized on a straight-line basis over the requisite service period, based on the award date closing stock price. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to non-employees is amortized over the vesting period, on a straight-line basis.
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
The Company has deferred tax assets, resulting from net operating losses, research and development credits and temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2014 and 2013, respectively. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets for these years.
At December 31, 2014, the Company had a valuation allowance against net deferred tax assets of $30.1 million.
There is inherent uncertainty in evaluating the sustainability of the income tax positions the Company takes on its tax returns. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in the financial statements.
The Company includes interest and penalties with income taxes in the accompanying statement of operations. All of the Company’s net operating losses and research credit carryforwards prior to 2014 are subject to tax authority adjustment and all years after 2010 are still subject to tax authority examinations. The Company is currently not subject to any income tax audit examinations by tax authorities in any jurisdictions including U.S. federal, state and local or foreign countries.
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
Segments
Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company has two operating segments which are both reportable business segments: (i) Product; and (ii) Service. See Note 9 for further analysis of the Company's determined operating segments.
Comprehensive income (loss)
For the years ended December 31, 2014, 2013 and 2012, the Company had nominal unrealized gains on available-for-sale securities. There were no other components within other comprehensive income for the years ended December 31, 2014, 2013 or 2012.
Related party transactions

During the years ended December 31, 2014, 2013 and 2012, the Company billed a related party, the University of Chicago Medical Center (UCMC), $0.3 million, $0.5 million and $0.5 million, respectively, for consulting services and technology solutions. One of the Company's board members is the President of UCMC. These transactions were recorded at arms-length prices. During the year ended December 31, 2013, the Company billed a related party, the Hewlett-Packard Company, approximately $9,200 for software and support, at arms’ length prices. Through July of 2013, John N. McMullen, one of the Company’s directors, served as Treasurer & Senior Vice President at Hewlett-Packard. There were no material related party transactions for Hewlett-Packard in the year ended December 31, 2012.
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

The Company’s effective date for this standard will be the first quarter of 2017; early application is not permitted. Two methods of transition are provided: a full retrospective approach, with certain practical expedients allowed, and a cumulative effect method, with balance sheet adjustment as of January 1, 2017. The Company is evaluating the effect the new standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the future effect of the standard on its financial position or results of operations.

2.	Fair value of financial instruments
The carrying values of the Company’s cash and cash equivalents and short-term investments approximate their fair value due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the years ended December 31, 2014, 2013 and 2012 there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
The table below summarizes the Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2014 and 2013, respectively. There were no liabilities measured at fair value on a recurring basis for these dates.

	December 31, 2014			December 31, 2013
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$7,795	$—	$7,795	$22,991	$—	$22,991
Commercial paper	—	3,225	3,225	—	900	900
U.S. government agency securities	—	5,955	5,955	—	11,279	11,279
U.S. Treasury securities	—	4,043	4,043	—	5,235	5,235
Municipal debt securities	—	3,924	3,924	—	4,765	4,765
Corporate debt securities	—	82,517	82,517	—	67,055	67,055
Total assets measured at fair value	$7,795	$99,664	$107,459	$22,991	$89,234	$112,225
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

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables display gross unrealized gains and gross unrealized losses for cash, cash equivalents and available-for-sale investments for the periods presented:

	As of December 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$8,802	$—	$—	$8,802
Money market funds	7,795	—	—	7,795
Commercial paper	1,365	—	—	1,365
U.S. government agency securities	100	—	—	100
Corporate debt securities	4,553	—	—	4,553
Total cash and cash equivalents	22,615	—	—	22,615
Short-Term Investments:
Commercial paper	1,860	—	—	1,860
U.S. government agency securities	5,856	1	(2)	5,855
U.S. Treasury securities	4,042	1	—	4,043
Municipal debt securities	3,922	2	—	3,924
Corporate debt securities	78,044	5	(85)	77,964
Total short-term investments	93,724	9	(87)	93,646
Total cash, cash equivalents and short-term investments	$116,339	$9	$(87)	$116,261

	As of December 31, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$15,451	$—	$—	$15,451
Money market funds	22,991	—	—	22,991
Commercial paper	150	—	—	150
Corporate debt securities	1,060	—	—	1,060
Total cash and cash equivalents	39,652	—	—	39,652

Short-Term Investments:
Commercial paper	750	—	—	750
U.S. government agency securities	11,275	5	(1)	11,279
U.S. Treasury securities	5,233	2	—	5,235
Municipal debt securities	4,758	7	—	4,765
Corporate debt securities	65,982	20	(7)	65,995
Total short-term investments	87,998	34	(8)	88,024
Total cash, cash equivalents and short-term investments	$127,650	$34	$(8)	$127,676
The Company has determined that the unrealized losses on its short-term investments as of December 31, 2014 and 2013 do not constitute an "other than temporary impairment". The unrealized losses for the short-term investments as of December 31, 2014 and 2013 have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity (less than five months, weighted average) and the Company’s intent and ability to hold such loss securities until maturity.

Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of December 31, 2014
Cash and cash equivalents (1)	$22,615	$—	$22,615
Short-term investments	76,917	16,729	93,646
Cash, cash equivalents and short-term investments	99,532	16,729	116,261

Balances as of December 31, 2013
Cash and cash equivalents (1)	$39,652	$—	$39,652
Short-term investments	71,464	16,560	88,024
Cash, cash equivalents and short-term investments	$111,116	$16,560	$127,676

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.
All the above tables exclude restricted cash, primarily held in certificates of deposit, of $0.1 million and $0.3 million as of December 31, 2014 and December 31, 2013, respectively, which is classified in prepaids and other current assets on the consolidated balance sheet.

4.	Income (loss) per share
For the year ended December 31, 2012, basic and diluted net income per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the completion of the Company’s IPO on April 2, 2012, holders of Series A through Series F preferred stock were each entitled to receive non-cumulative dividends at the annual rate of 8% per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a dividend is paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock did not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities. Additionally, the Company considers shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities as the holders of these shares have a nonforfeitable right to dividends. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per common share.
Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less income attributable to participating securities between common stock and participating securities. In computing diluted net income attributable to common stockholders for calculation of diluted net income per share, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders for calculation of diluted net income per share by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.
For the year ended December 31, 2013 and 2014, the two-class method is not applicable due to the net loss, which must be attributed entirely to the common shareholders. Additionally, as of December 31, 2014 and 2013, there are only 2,364 and 26,463, respectively of participating securities, consisting of repurchasable shares issued from early exercise of options and unvested restricted shares, so that the future effect of participating securities would generally be immaterial, even in years with net income.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Years ended December 31,
(in thousands, except for share and per share amounts)	2014	2013	2012
Numerator:
Net (loss) income	$(28,297)	$(10,465)	$2,893
Less: undistributed earnings attributable to participating securities	—	—	(1,366)
Net (loss) income attributable to common stockholders	$(28,297)	$(10,465)	$1,527
Reallocation of undistributed earnings attributable to participating securities	—	—	32
Net (loss) income attributable to common stockholders for diluted net (loss) income per share	$(28,297)	$(10,465)	$1,559

Denominator:
Weighted-average shares used to compute basic net income (loss) per common share	25,329	24,621	17,979
Effect of potentially dilutive securities:
Employee stock options and restricted stock units	—	—	2,547
Stock warrants	—	—	82
Weighted average shares used to compute diluted income (loss) per common share	25,329	24,621	20,608
Net (loss) income per share
Net (loss) income per common share - basic and diluted	$(1.12)	$(0.43)	$0.08
For the years ended December 31, 2014, 2013 and 2012, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	As of December 31,
(in thousands)	2014	2013	2012
Options to purchase common stock	3,573	3,335	367
Common stock subject to repurchase	5	25	—
Warrants to purchase common stock	44	44	—
Restricted stock units	981	623	25
Restricted stock awards	—	12	—

5.	Goodwill and intangible assets
Goodwill
The Company had $10.0 million and $5.6 million of goodwill as of December 31, 2014 and 2013, respectively. The additions to goodwill during the year ended December 31, 2014 of $4.4 million were based on the purchase price allocations of the acquisitions completed during 2014 (See Note 11). Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has two reporting units: Product and Service; as of December 31, 2014 all of the Company's goodwill resides in the Product reporting unit. The Company performed the annual required test of impairment of goodwill as of September 30, 2014 by performing Step 1 under authoritative accounting guidance. The Company’s annual impairment test indicated that the fair value exceeded the carrying value for each of its reporting units. For both 2013 and 2012, the Company used the qualitative assessment permitted under authoritative accounting guidance. Among the qualitative factors considered were changes since the prior impairment in the following: industry and competitive environment, business strategy, product mix, buyer and supplier bargaining power, potential market size, consistency in operating margins and cash flows, change in reporting unit / product life cycle stage and earnings quality and sustainability. No impairment was recorded in 2014, 2013 or 2012. As of December 31, 2014, no changes in circumstances indicate that goodwill carrying values may not be recoverable.
Intangible assets

The fair values for acquired intangible assets were determined by management with consideration of, in part, valuations performed by independent valuation specialists. Acquisition-related intangible assets are amortized over the life of the assets on an accelerated basis that approximates the expected economic benefit of the assets. This assumption results in amortization that is higher in earlier periods of the useful life. To date there has been no impairment of the Company's intangible assets. The estimated useful lives and carrying value of acquired intangible assets are as follows:

		December 31, 2014			December 31, 2013
(in thousands)	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Customer relationships	7 to 9	$2,520	$1,722	$798	$2,350	$1,449	$901
Developed technology	4 to 7	$2,710	$1,693	$1,017	$1,880	$1,264	$616
Trademarks	4 to 7	$110	$63	$47	$70	$43	$27
Non-compete Agreements	2 to 4	460	91	369	70	70	—
Intangible assets - finite life		$5,800	$3,569	$2,231	$4,370	$2,826	$1,544
In-process R&D	n/a	$940	$—	$940	$—	$—	$—
Intangible assets, net book value		$6,740	$3,569	$3,171	$4,370	$2,826	$1,544
Amortization of intangible assets was $0.8 million, $0.7 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenues for developed technology and in operating expenses for the other intangibles. The estimated future amortization of acquired intangible assets as of December 31, 2014 was as follows:

(in thousands)	Future amortization
2015	727
2016	562
2017	394
2018	275
2019	229
Thereafter	44
Future amortization expense	$2,231

6.	Consolidated balance sheet components
Inventories

	December 31,
(in thousands)	2014	2013
Raw materials	$759	$806
Finished goods	2,703	4,859
Total inventories	$3,462	$5,665

Property and equipment, net

	December 31,
(in thousands)	2014	2013
Computer equipment and software	$8,772	$7,345
Furniture, fixtures and equipment	962	924
Leasehold improvements	2,298	2,125
Manufacturing tools and equipment	3,795	3,081
Construction in process	122	555
Property and equipment, at cost	15,949	14,030
Less: Accumulated depreciation	(10,827)	(8,665)
Property and equipment, net	$5,122	$5,365
Depreciation and amortization expense for property and equipment for the years ended December 31, 2014, 2013 and 2012 was $2.2 million, $1.8 million and $1.7 million, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 1.25 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

	December 31,
(in thousands)	2014	2013
Net minimum lease payments to be received	$1,882	$2,597
Less: Unearned interest income and executory revenue portion	(962)	(1,167)
Net investment in sales-type leases	920	1,430
Less: Current portion	(564)	(620)
Non-current net investment in sales-type leases	$356	$810
There were no allowances for doubtful accounts on these leases as of December 31, 2014 and 2013. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets", respectively.
The minimum lease payments expected for future years under sales-type leases as of December 31, 2014 were as follows:

(in thousands)	Future lease payments
2015	$877
2016	705
2017	291
2018	9
Thereafter	—
Total	$1,882

Accrued payroll, restructuring and other current liabilities

	December 31,
(in thousands)	2014	2013
Payroll and related expenses	$7,009	$5,065
Accrued payables	1,715	2,259
Deferred rent, current portion	299	490
Lease financing, current portion	645	528
Product warranty	497	840
Customer prepayments	283	281
Sales and use tax payable	293	259
Other	122	119
Total accrued payroll and other current liabilities	$10,863	$9,841
Included in payroll and related expenses above is $0.2 million of accrued severance-related restructuring charges that will be paid by March 31, 2015. During the fourth quarter of 2014, the Company initiated a restructuring plan which resulted in $0.7 million of severance charges, of which $0.1 million was recorded to cost of revenue and $0.6 million was recorded to operating expenses.
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

A reconciliation of the changes in the Company’s warranty reserve for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years ended December 31,
(in thousands)	2014	2013	2012
Warranty balance at the beginning of the period	$840	$297	$983
Warranty expense accrued for shipments during the period	723	1,185	540
Changes in estimate related to pre-existing warranties	(68)	536	(242)
Warranty settlements made	(998)	(1,178)	(984)
Warranty balance at the end of the period	$497	$840	$297

7.	Commitments and contingencies
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third-party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2014 and 2013, approximately $1.9 million and $3.1 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between May 2015 and December 2017. The San Jose, California headquarters lease ends March 31, 2016, with a single three-year extension option at rates approximating then-fair market value. Total rent expense for the years ended December 31, 2014, 2013 and 2012 was $2.0 million, $2.0 million and $1.9 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments at December 31, 2014 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2015	1,764
2016	610
2017	107
Total minimum lease payments	$2,481
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

Securities Litigation
On August 1 and 21, 2013, two putative securities class action suits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers, its board of directors, a former director and the underwriters for the Company's initial public offering.  On November 20, 2013, the court consolidated the actions as In re Vocera Communications, Inc. Securities Litigation and appointed Lead Plaintiffs.  Lead Plaintiffs filed their consolidated complaint on September 19, 2014.   The consolidated complaint names certain current and former officers and directors and the underwriters for the Company's initial public offering and secondary offering and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Section 10(b) and 20(a) of the Exchange Act based on allegedly false and materially misleading statements and omissions in the registration statement for the Company's initial public offering and secondary offering and in communications regarding its business and financial results. The suit is purportedly brought on behalf of purchasers of the Company's securities between March 28, 2012 and May 2, 2013, and seeks compensatory damages, rescission, fees and costs, as well as other relief.  On November 3, 2014 Defendants moved to dismiss the consolidated complaint. On January 15, 2015, the Court denied Defendants' motion to dismiss the Exchange Act claims, but granted with leave to amend Defendants' motion to dismiss the Securities Act claims. The time for Lead Plaintiffs to amend the consolidated complaint has not yet passed.
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

8.	Common Stock and Share-based Compensation
The Company’s certificate of incorporation, as amended, authorizes the Company to issue 100 million shares of $0.0003 par value common stock.
At December 31, 2014, the Company has reserved shares for issuance of common stock as follows:

Common Shares
Reserved under stock option plans	622,343
Warrants to purchase common stock	44,491
Total reserved for issuance	666,834
Incentive stock option plans
The Company has three equity incentive plans: the 2000 Stock Option Plan (the “2000 Plan”), the 2006 Stock Option Plan (the “2006 Plan”) and the 2012 Stock Option Plan (the “2012 Plan”). On March 26, 2012, all shares that were reserved under the 2006 Plan but not subject to outstanding awards became available for grant under the 2012 Plan. No additional shares will be issued under the 2006 Plan. The 2000 Plan terminated in March 2010 and no additional shares will be issued under this plan. All options currently outstanding under the 2000 Plan and the 2006 Plan continue to be governed by the terms and conditions of those plans. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and stock bonuses. The ISOs will be granted at a price per share not less than the fair value at date of grant. Options granted to new hires generally vest over a 4-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter, options granted as merit awards generally vest monthly over a four-year period. Options granted generally are exercisable up to 10 years. As of December 31, 2014, there were 622,343 shares remaining available for future issuance under the 2012 Plan.
Early exercise of stock options
The Company typically allows employees to exercise options granted under the 2000 and 2006 Plans prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options and reclassified to common stock as the Company’s repurchase right lapses. At December 31, 2014, 2013 and 2012, there were unvested shares in the amount of 2,358, 14,360 and 48,260, respectively, which were subject to repurchase at an aggregate price of $12,000, $0.1 million and $0.2 million, respectively.

Stock Option Activity
The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan and the 2012 Plan and non-plan stock option agreements:

	Options outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2013	3,287,207	$9.62	6.45	$24,880
Options granted	1,055,949	11.54
Options exercised	(293,615)	3.73
Options canceled	(630,917)	14.59
Outstanding at December 31, 2014	3,418,624	$9.8	6.24	$12,167
Options vested and expected to vest as of December 31, 2014	3,318,085	$9.72	6.15	$12,100
Options vested and exercisable as of December 31, 2014	2,076,366	$7.35	4.49	$11,346
At December 31, 2014, there was $6.4 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.8 years
During the year ended December 31, 2014, the Company modified 35,528 outstanding restricted stock units and 84,758 stock options to allow for continued vesting of the awards pursuant to the terms of consulting arrangements entered into with the Company’s former Chief Financial Officer and Executive Chairman.  The stock-based compensation expense recognized during the period and remaining unamortized stock-based compensation expense as of December 31, 2014 for the awards were not material and will be fully recognized by June 30, 2015, the quarter in which the consulting arrangements are expected to terminate.  The share amounts and related compensation expense are included in the options and RSU tables below, as well as in the income statement allocation table. The Company did not grant non-employee options in year ended December 31, 2013.
Using the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted to employees during the years ended December 31, 2014, 2013 and 2012 was $4.77 per share, $7.34 per share and $10.19 per share, respectively. Further information regarding the value of employee options vested and exercised during the years ended December 31, 2014, 2013 and 2012 is set forth below.

	Years ended December 31,
(in thousands)	2014	2013	2012
Intrinsic value of options exercised during period	$2,997	$5,896	$24,846
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

	Years ended December 31,
	2014	2013	2012
Expected Term (in years)	5.41 - 5.45	5.38 - 5.43	5.23 - 5.60
Volatility	41.4% - 48.2%	46.7% - 48.1%	47.9% - 48.7%
Risk-free interest rate	1.59% - 1.78%	0.81% - 1.80%	0.72% - 1.03%
Dividend yield	0.0%	0.0%	0.0%
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
Employee Stock Purchase Plan
In March 2012, the Company's board of directors and stockholders approved the 2012 Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, except for the first offering period which was for 11 months. Additionally, in April 2013, the Company's compensation committee determined that following the February 15, 2013 six-month offering period, the next offering period under the ESPP would last for three months (commencing August 15, 2013 and expiring on November 14, 2013) and, following the expiration of such offering period, offering periods thereafter will commence on November 15, 2013, and May 15, 2014 and so on, each consisting of a single six-month purchase period.
At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. During the year ended December 31, 2014 and 2013, employees purchased 160,936 and 215,039 shares, respectively, of common stock at an average purchase price of $9.87 and $13.92, respectively. As of December 31, 2014, 282,655 shares remained available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Years ended December 31,
	2014	2013	2012
Expected Term (in years)	0.5	0.25 - 0.50	0.50 - 0.88
Volatility	35.9% - 57.7%	33.3% - 36.0%	43.2% - 50.0%
Risk-free interest rate	0.05% - 0.10%	0.05% - 0.13%	0.14% - 0.18%
Dividend yield	0.0%	0.0%	0.0%

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
A summary of the restricted stock activity for the year ended December 31, 2014 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2013	12,076	$12.42	755,271	$19.24
Granted	—	—	823,554	11.64
Vested	(12,076)	12.42	(327,562)	19.11
Forfeited	—	—	(188,673)	16.97
Outstanding at December 31, 2014	—	$—	1,062,590	$13.79
At December 31, 2014, there was no remaining unrecognized net compensation cost related to restricted stock awards. At December 31, 2014, there was $9.7 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
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
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Years ended December 31,
(in thousands)	2014	2013	2012
Cost of revenue	$1,178	$967	$421
Research and development	1,056	861	449
Sales and marketing	4,111	2,942	1,262
General and administrative	4,739	3,897	2,100
Total stock-based compensation	$11,084	$8,667	$4,232
Exercise of common stock warrants
Prior to the April 2012 IPO, outstanding warrants to purchase preferred stock were classified as liabilities, which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration or the completion of a liquidation event, including the completion of an initial public offering, at which time the preferred stock warrant liability automatically converted into a warrant to purchase shares of common stock and was reclassified to stockholders’ equity (deficit). The Company recorded an expense in other income (expense), net of $1.6 million for the year ended December 31, 2012, respectively, to reflect the change in the fair value of the outstanding preferred stock warrants. Since April 2012, the converted common stock warrants are classified within stockholder's equity (deficit).

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
The following table presents a summary of the operating segments:

	Years ended December 31,
(in thousands)	2014	2013	2012
Revenue
Product	$51,095	$62,393	$65,028
Service	44,326	40,105	35,929
Total revenue	95,421	102,498	100,957

Cost of revenue
Product	18,766	21,714	21,551
Service	18,470	16,595	15,070
Total cost of revenue	37,236	38,309	36,621

Gross profit
Product	32,329	40,679	43,477
Service	25,856	23,510	20,859
Total gross profit	58,185	64,189	64,336

Operating expenses	86,264	74,749	59,440
Interest income (expense), net and other	106	204	(1,376)
(Loss) income before income taxes	$(27,973)	$(10,356)	$3,520
The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region.

	Years ended December 31,
(in thousands)	2014	2013	2012
Revenue
Product
Device	$37,455	$46,636	$47,725
Software	13,640	15,757	17,303
Total product	51,095	62,393	65,028
Service
Maintenance and support	35,353	31,559	26,237
Professional services and training	8,973	8,546	9,692
Total service	44,326	40,105	35,929
Total revenue	$95,421	$102,498	$100,957

The Company’s revenue by geographic region, based on customer location, is summarized as follows:

	Years ended December 31,
(in thousands)	2014	2013	2012
Revenue
United States	$86,007	$91,763	$90,108
International	9,414	10,735	10,849
Total revenue	$95,421	$102,498	$100,957
The Company’s tangible long-lived assets by geographic region, consisting of net property and equipment, are summarized as follows:

	December 31,
(in thousands)	2014	2013	2012
Property and equipment, net
United States	$4,852	$5,249	$3,465
International	270	116	166
Total property and equipment, net	$5,122	$5,365	$3,631

10.	Income taxes
The components of (loss) income before income taxes are as follows:

	Years ended December 31,
(in thousands)	2014	2013	2012
United States	$(28,442)	$(10,812)	$3,205
International	469	456	315
Total (loss) income before income taxes	$(27,973)	$(10,356)	$3,520
The components of the provision for income taxes are as follows:

	Years ended December 31,
(in thousands)	2014	2013	2012
Current
Federal	$—	$—	$7
State	14	(40)	512
Foreign	204	74	38
	218	34	557
Deferred
Federal	134	60	60
State	(4)	4	10
Foreign	(24)	11	—
	106	75	70
Total income tax provision	$324	$109	$627
The Company had an effective tax rate of (1.2)%, (1.1)% and 17.8% for the years ended December 31, 2014, 2013 and 2012, respectively.

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows:

	Years ended December 31,
(in thousands)	2014	2013	2012
U.S. federal (tax benefit) provision at statutory rate	$(9,511)	$(3,567)	$1,197
State (tax benefit) income taxes, net of federal benefit	(895)	(338)	151
Foreign income taxes at rates other than the US rate	43	(28)	(10)
Stock-based compensation	763	549	397
Change in valuation allowance	10,203	3,911	(1,494)
Non-deductible warrant expense	—	—	625
Research and development credits	(466)	(527)	(220)
Other	187	109	(19)
Total	$324	$109	$627
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	As of December 31,
(in thousands)	2014	2013
Deferred tax assets
Net operating loss carryforward	$19,190	$11,873
Research and development credits	3,360	2,809
Depreciation and amortization	650	288
Reserves and accruals	6,900	6,060
Total deferred tax assets	30,100	21,030
Valuation allowance	(30,072)	(21,030)
Net deferred tax assets	28	—
Deferred tax liabilities	(352)	(216)
Net deferred tax liabilities	$(324)	$(216)
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2014; accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The Company’s valuation allowance increased by $9.0 million and decreased by $0.2 million for the years ended December 31, 2014 and 2013, respectively. The change in the 2014 valuation allowance was primarily due to the addition of current year loss carryforwards, whereas the decrease in 2013 was primarily due to the expiration and/or limitation of previous loss carryforwards.
At December 31, 2014, the Company had $71.4 million and $42.6 million, respectively, of federal and state net operating loss carryforwards. Included in the gross amount, approximately $33.9 million of net operating loss is created by excess stock option deduction. A credit to APIC will be recorded when the excess stock option deduction reduces the income tax payable.
The federal net operating loss carryforward begins expiring in 2022, and the state net operating loss carryforward begins expiring in 2015, if not utilized.
In addition, the Company has federal research and development tax credits carryforwards of approximately $2.0 million and state research and development tax credit carryforwards of approximately $3.0 million. The federal credit carryforwards begin expiring 2021 and the state credits carry forward indefinitely. The Internal Revenue Code (IRC) contains provisions which limit the amount of net operating loss (NOL) and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred. As of December 31, 2014, $12.2 million of the Company's NOL carryovers and $0.5 million of credit carryovers are subject to an annual $0.6 million limitation, of which $7.5 million NOLs would be available to offset future taxable income in the twenty-year carryforward period.
The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets since January 1, 2012:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Balance at the beginning of the period	$21,030	$21,193	$22,687
Net operating loss carryforwards generated (utilization)	7,317	(2,397)	(3,505)
R&D tax credit increase	551	172	272
Depreciation and amortization increase	362	204	29
Reserves and accruals increase	840	1,558	1,273
Deferred tax assets decrease (increase)	(28)	300	437
Balance at the end of the period	$30,072	$21,030	$21,193
The following table reflects changes in the unrecognized tax benefits since January 1, 2013:

	Years ended December 31,
(in thousands)	2014	2013
Gross amount of unrecognized tax benefits as of the beginning of the period	$1,092	$1,079
Increases related to prior year tax provisions	25	30
Decreases related to prior year tax provisions	—	(239)
Increases related to current year tax provisions	148	222
Gross amount of unrecognized tax benefits as of the end of the period	$1,265	$1,092
As a result of the Company’s historic losses and related valuation allowances, the Company has recorded substantially all of the uncertain tax amounts above as reductions to deferred tax assets which are subject to a full valuation allowance in its consolidated balance sheet with an insignificant portion recorded in other long-term liabilities. The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. For the years ended December 31, 2014 and 2013, penalties and interest were $13,000 and $26,000, respectively. As the Company is not currently under examination, it is reasonable to assume that the balance of gross unrecognized tax benefits will likely not change in the next twelve months.
The Company files income tax returns in the United States on a federal basis and in various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses and research credit carryforwards prior to 2014 are subject to tax authority adjustment and all years after 2008 are still subject to the tax authority examinations.
The Company has not provided for U.S. federal and foreign withholding taxes on $1.2 million of the Company’s non-U.S. subsidiaries’ undistributed earnings as of December 31, 2014, since the Company intends to reinvest this amount outside the U.S. indefinitely.

11.	Business acquisitions

Acquisition of mVisum net assets
On January 13, 2014, the Company acquired substantially all assets of mVisum, Inc., an innovative provider of alarm management technology solutions for health systems (mVisum), for $3.5 million in cash consideration. The acquisition enabled the Company to enhance its existing platform with complementary communications solutions for healthcare and other mission-critical environments.
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
The Company incurred $0.2 million of acquisition-related costs that were expensed as incurred. These costs are recorded as general and administrative expenses in the consolidated statement of operations. Additionally, in connection with the acquisition the Company established a retention bonus plan for mVisum with potential additional compensation over a two-year period of approximately $0.5 million, based on achievement of operating objectives and continued employment. Such amounts are not considered part of the purchase consideration and are being recorded as compensation expense as earned. The acquisition did not result in material contributions to revenue or net loss in the consolidated financial statements since the acquisition date. Additionally, pro forma financial information is not provided for consolidated revenue and net loss as such amounts attributable to mVisum were insignificant.
Acquisition of Prana Technologies assets
On August 8, 2014, the Company acquired substantially all assets of Prana Technologies, Inc. (Prana) for $3.45 million in cash consideration. The acquisition provides the Company with technology critical to cloud-based applications extending its communication and collaboration network to include physicians and other geographically dispersed users.  The Company believes this will advance its vision of integrating voice, text, and content-based workflows, on a range of devices and desktop solutions, across all care locations.

The following table presents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Fair value of net assets acquired
Intangibles
Non-compete agreement	200
In-process research and development	940
Goodwill	2,310
Total assets acquired	3,450

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
The agreement also included contingent payments to the selling stockholders payable based on certain employee retention requirements and the achievement of a post-acquisition quality milestone. The Company considered these contingent payments as a compensation expense due to the explicit and implied continuing employment requirements associated with earning such contingent payments. The company paid $0.8 million in compensation-related elements at the acquisition date, which was amortized in 2014. These costs are recorded primarily as general and administrative expenses in the consolidated statement of operations. In addition, the Company expensed as incurred $0.1 million of acquisition-related costs.

The acquisition did not result in material contributions to revenue or net loss in the consolidated financial statements since the acquisition date, other than the compensation elements discussed above. Additionally, pro forma financial information is not provided for consolidated revenue and net loss, such amounts attributable to Prana were insignificant.
12. Quarterly results of operations (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2014. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

(In thousands, except per share data)	Quarter Ended
2014	March 31,	June 30,	September 30,	December 31,
Total revenue	$24,676	$23,019	$23,124	$24,602
Gross profit	$14,872	$14,070	$13,535	$15,708
Net loss	$(6,389)	$(7,008)	$(7,891)	$(7,009)
Net loss attributable to common stockholders	$(6,389)	$(7,008)	$(7,891)	$(7,009)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.26)	$(0.28)	$(0.31)	$(0.27)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic and diluted	25,047	25,246	25,432	25,572

	Quarter Ended
2013	March 31,	June 30,	September 30,	December 31,
Total revenue	$22,413	$25,296	$26,067	$28,722
Gross profit	$13,719	$15,790	$16,277	$18,403
Net loss	$(3,499)	$(2,022)	$(3,102)	$(1,842)
Net loss attributable to common stockholders	$(3,499)	$(2,022)	$(3,102)	$(1,842)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.08)	$(0.13)	$(0.07)
Weighted average shares used to compute net loss per common share:
Basic and diluted	24,282	24,555	24,747	24,893

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of December 31, 2014, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014 based on these criteria. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting
In designing and evaluating the disclosure controls and procedures and internal controls over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders.
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

VOCERA COMMUNICATIONS, INC.

Date: March 12, 2015	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: March 12, 2015	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent D. Lang, Justin R. Spencer and Jay M. Spitzen, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent D. Lang
Brent D. Lang	Chief Executive Officer (Principal Executive Officer)	March 12, 2015

/s/ Justin R. Spencer
Justin R. Spencer	Chief Financial Officer (Principal Accounting and Financial Officer)	March 12, 2015

/s/ Brian D. Ascher
Brian D. Ascher	Director	March 12, 2015

/s/ John B. Grotting
John B. Grotting	Director	March 12, 2015

/s/ Jeffrey H. Hillebrand
Jeffrey H. Hillebrand	Director	March 12, 2015

/s/ Howard E. Janzen
Howard E. Janzen	Director	March 12, 2015

/s/ John N. McMullen
John N. McMullen	Director	March 12, 2015

/s/ Hany M. Nada
Hany M. Nada	Director	March 12, 2015

/s/ Sharon O'Keefe
Sharon O'Keefe	Director	March 12, 2015

/s/ Robert J. Zollars	Director	March 12, 2015
Robert J. Zollars

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit title	Form	File No.	Date	Number	Filed herewith

3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-175932	August 24, 2012	3.01

3.02	Restated Bylaws of Vocera Communications, Inc., as amended July 25, 2013.	8-K	001-35469	July 30, 2013	3.01

4.01	Amended and Restated Investor Rights Agreement, dated as of October 10, 2006, by and among the Registrant and certain investors of the Registrant.	S-1	333-175932	August 1, 2011	4.02

10.01	Forms of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-175932	August 1, 2011	10.01

10.02+	2000 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)		February 24, 2012	10.02

10.03+	2006 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)	333-175932	February 24, 2012	10.03

10.04+	2012 Equity Incentive Plan and forms of equity award agreements.	S-1(A3)	333-175932	March 13, 2012	10.04

10.05+	2012 Employee Stock Purchase Plan.	S-1(A3)	333-175932	March 13, 2012	10.05

10.06+	Form of Option Agreement dated July 31, 2007, by and between the Registrant and each of Brent Lang and Robert Zollars.	S-1	333-175932	August 1, 2011	10.06

10.07+	2010 Stock Option Agreement to purchase common stock, dated as of November 3, 2010, issued by the Registrant to DS Consulting Associates, LLC and 2011 Stock Option Agreement to purchase common stock, dated as of November 3, 2010 issued by the Registrant to DS Consulting Associates, LLC.	S-1	333-175932	August 1, 2011	10.07

10.8	Lease Agreement, dated as of September 26, 2007, by and between 525 Race Street, LLC and the Registrant, as amended on February 17, 2011.	S-1	333-175932	August 1, 2011	10.11

10.9†	Original Equipment Manufacturer Agreement, dated as of April 25, 2002, by and between Nuance Communications, Inc. and the Registrant, as amended through April 4, 2006.	S-1	333-175932	August 1, 2011	10.13

10.10†	Contract Manufacturing Agreement, dated as of June 7, 2010, by and between SMTC Corporation and the Registrant.	S-1	333-175932	August 1, 2011	10.14

10.11+	Form of Change of Control Severance Agreement by and between the Registrant and each of its executive officers.	S-1(A2)	333-175932	February 24, 2012	10.15

10.12+	Form of non-plan Restricted Stock Purchase Agreement for non-employee directors.	S-1(A2)	333-175932	February 24, 2012	10.17

10.13+	Consulting Agreement between Vocera Communications, Inc. and Robert Zollars, dated May 19, 2014	8-K	001-35469	May 19, 2014	10.1

21.01	List of subsidiaries.					X

23.01	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

23.02	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (included on signature page).					X

31.01*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan or arrangement.

†	Portions of have been granted confidential treatment by the SEC.

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