Form 10-Q
period 2015-03-31
VOCERA COMMUNICATIONS, INC.
filed 2015-05-06
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock, $0.0003 par value per share	25,726,818

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$24,257	$22,615
Short-term investments	91,217	93,646
Accounts receivable, net of allowance	14,103	18,008
Other receivables	1,342	694
Inventories	2,696	3,462
Prepaid expenses and other current assets	2,711	2,017
Total current assets	136,326	140,442
Property and equipment, net	4,723	5,122
Intangible assets, net	2,991	3,171
Goodwill	9,988	9,988
Other long-term assets	787	905
Total assets	$154,815	$159,628
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,408	$1,913
Accrued payroll and other current liabilities	8,006	10,863
Deferred revenue, current	27,205	28,474
Total current liabilities	38,619	41,250
Deferred revenue, long-term	6,767	6,974
Other long-term liabilities	1,600	1,692
Total liabilities	46,986	49,916
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of December 31, 2014 and December 31, 2013; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 25,697,578 and 25,644,010 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	205,069	202,515
Accumulated other comprehensive loss	(28)	(81)
Accumulated deficit	(97,220)	(92,730)
Total stockholders’ equity	107,829	109,712
Total liabilities and stockholders’ equity	$154,815	$159,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue
Product	$12,462	$14,189
Service	11,356	10,487
Total revenue	23,818	24,676
Cost of revenue
Product	4,432	4,990
Service	4,851	4,814
Total cost of revenue	9,283	9,804
Gross profit	14,535	14,872
Operating expenses
Research and development	4,483	4,066
Sales and marketing	10,414	12,743
General and administrative	4,000	4,397
Total operating expenses	18,897	21,206
Loss from operations	(4,362)	(6,334)
Interest income	110	87
Other expense, net	(132)	(65)
Loss before income taxes	(4,384)	(6,312)
Provision for income taxes	(103)	(77)
Net loss	$(4,487)	$(6,389)

Net loss per share
Basic and diluted	$(0.17)	$(0.26)
Weighted average shares used to compute net loss per share
Basic and diluted	25,667	25,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(4,487)	$(6,389)
Other comprehensive loss, net:
Change in unrealized (loss) gain on investments, net of tax	53	(23)
Comprehensive loss	$(4,434)	$(6,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(4,487)	$(6,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	845	734
Inventory provision	95	15
Change in lease-related performance liabilities	(266)	(106)
Stock-based compensation expense	2,594	2,598
Other	144	106
Changes in operating assets and liabilities:
Accounts receivable	3,760	3,571
Other receivables	(647)	81
Inventories	672	311
Prepaid expenses and other assets	(616)	(750)
Accounts payable	1,475	(881)
Accrued payroll and other liabilities	(2,813)	(987)
Deferred revenue	(1,477)	(974)
Net cash used in operating activities	(721)	(2,671)
Cash flows from investing activities
Purchase of property and equipment	(264)	(264)
Business acquisitions, net of cash acquired	—	(3,500)
Purchase of short-term investments	(33,408)	(41,318)
Maturities of short-term investments	35,887	33,005
Sales of short-term investments	—	446
Changes in restricted cash	40	—
Net cash provided by (used in) investing activities	2,255	(11,631)
Cash flows from financing activities
Cash from lease-related performance obligations	170	307
Payment for repurchase of early exercised options	—	(11)
Proceeds from exercise of stock options	105	433
Tax withholdings paid on behalf of employees for net share settlement	(167)	(167)
Net cash provided by financing activities	108	562
Net increase (decrease) in cash and cash equivalents	1,642	(13,740)
Cash and cash equivalents at beginning of period	22,615	39,652
Cash and cash equivalents at end of period	$24,257	$25,912

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$122	$63
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Organization and Business
Vocera Communications, Inc. (the “Company” or "Vocera") is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company's business is currently generated from sales of its solutions in the healthcare market to help its customers improve patient safety and experience, and increase operational efficiency. As of March 31, 2015 the Company's solutions have been installed in more than 1,300 facilities worldwide.
The Vocera Communication System, which includes an intelligent enterprise software platform, a lightweight, wearable, voice-controlled communication badge, and smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. Other software applications help improve care coordination, patient safety, and patient satisfaction.
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The year-end condensed balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or any other future year.
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
Revenue Recognition
The Company derives revenue from the sales of communication badges, perpetual software licenses for software that is essential to the functionality of the communication badges, smartphones, software maintenance, extended product warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the communication badges and certain hosted software subscriptions. The Company's revenue recognition policy has not changed from that described in its Annual Report on Form 10-K for the year ended December 31, 2014.
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
For the three months ended March 31, 2015 and 2014, the Company transferred $0.5 million and $0.5 million, respectively, of lease receivables in non-recourse sales to third-party financial companies, with immaterial net gains (losses). For the three months ended March 31, 2015 and 2014, the Company recorded $0.2 million and $0.3 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of March 31, 2015 and December 31, 2014, the Company recorded $0.9 million and $0.9 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
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
The Company’s effective date for this standard will be the first quarter of 2017; no early application is permitted. Two methods of transition are provided: a full retrospective approach, with certain practical expedients allowed, and a cumulative effect method, with balance sheet adjustment as of January 1, 2017. On April 1, 2015 the FASB tentatively decided to defer the effective adoption dates by one year and to permit early adoption. If the tentative decisions are issued the Company's effective date for this standard would be the first quarter of 2018. The Company is evaluating the effect the new standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the future effect of the standard on its financial position or results of operations.

2.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the three months ended March 31, 2015, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2015 and December 31, 2014, are summarized as follows (in thousands):

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$14,326	$—	$14,326	$7,795	$—	$7,795
Commercial paper	—	2,109	2,109	—	3,225	3,225
U.S. government agency securities	—	10,917	10,917	—	5,955	5,955
U.S. Treasury securities	—	2,527	2,527	—	4,043	4,043
Municipal debt securities	—	1,061	1,061	—	3,924	3,924
Corporate debt securities	—	76,679	76,679	—	82,517	82,517
Total assets measured at fair value	$14,326	$93,293	$107,619	$7,795	$99,664	$107,459
The Company had no liabilities as of March 31, 2015 and December 31, 2014 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$7,855	$—	$—	$7,855
Money market funds	14,326	—	—	14,326
Commercial paper	400	—	—	400
Corporate debt securities	1,676	—	—	1,676
Total cash and cash equivalents	24,257	—	—	24,257

Short-Term Investments:
Commercial paper	1,709	—	—	1,709
U.S. government agency securities	10,912	5		10,917
U.S. Treasury securities	2,524	3	—	2,527
Municipal debt securities	1,061		—	1,061
Corporate debt securities	75,039	15	(51)	75,003
Total short-term investments	91,245	23	(51)	91,217
Total cash, cash equivalents and short-term investments	$115,502	$23	$(51)	$115,474

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$8,802	$—	$—	$8,802
Money market funds	7,795	—	—	7,795
Commercial paper	1,365	—	—	1,365
U.S. government agency securities	100	—	—	100
Corporate debt securities	4,553	—	—	4,553
Total cash and cash equivalents	22,615	—	—	22,615
Short-Term Investments:
Commercial paper	1,860	—	—	1,860
U.S. government agency securities	5,856	1	(2)	5,855
U.S. Treasury securities	4,042	1	—	4,043
Municipal debt securities	3,922	2	—	3,924
Corporate debt securities	78,044	5	(85)	77,964
Total short-term investments	93,724	9	(87)	93,646
Total cash, cash equivalents and short-term investments	$116,339	$9	$(87)	$116,261

The Company has determined that the unrealized losses on its short-term investments as of March 31, 2015 and December 31, 2014 do not constitute an "other than temporary impairment." The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity (less than seven months, weighted average) and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of March 31, 2015
Cash and cash equivalents (1)	$24,257	$—	$24,257
Short-term investments	80,522	10,695	91,217
Cash, cash equivalents and short-term investments	$104,779	$10,695	$115,474

Balances as of December 31, 2014
Cash and cash equivalents (1)	$22,615	$—	$22,615
Short-term investments	76,917	16,729	93,646
Cash, cash equivalents and short-term investments	$99,532	$16,729	$116,261

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.
All the above tables exclude restricted cash, primarily held in certificates of deposit, of zero and $0.1 million as of March 31, 2015 and December 31, 2014, respectively, which is classified within prepaid expenses and other current assets on the balance sheet.

4.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Numerator:
Net loss	$(4,487)	$(6,389)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	25,667	25,047

Net loss per share
Basic and diluted	$(0.17)	$(0.26)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2015	2014
Options to purchase common stock, including ESPP	3,440	3,305
Common stock subject to repurchase	1	7
Warrants to purchase common stock	44	44
Restricted stock units	1,064	802

5.	Goodwill and Intangible Assets
Goodwill
As of March 31, 2015 and December 31, 2014, the Company had $10.0 million and $10.0 million of goodwill acquired. As of March 31, 2015, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		March 31, 2015			December 31, 2014
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 to 7	$2,710	$1,773	$937	$2,710	$1,693	$1,017
Customer relationships	7 to 9	2,520	1,775	745	2,520	1,722	798
Non-compete agreements	2 to 4	460	134	326	460	91	369
Trademarks and trade names	4 to 7	110	67	43	110	63	47
Intangible assets - finite life		5,800	3,749	2,051	5,800	3,569	2,231
In-process research and development	n/a	940	—	940	940		940
Intangible assets, net book value		$6,740	$3,749	$2,991	$6,740	$3,569	$3,171

Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue or operating expenses, depending on the nature of the intangible. The estimated future amortization of existing acquired intangible assets as of March 31, 2015, excluding in-process R&D, was as follows:

(in thousands)	Future amortization
2015 (nine months remaining)	547
2016	562
2017	394
2018	275
2019	229
Thereafter	44
Future amortization expense	$2,051

6.	Balance Sheet Components
Inventories

(in thousands)	March 31, 2015	December 31, 2014
Raw materials	$452	$759
Finished goods	2,244	2,703
Total inventories	$2,696	$3,462
Property and equipment, net

(in thousands)	March 31, 2015	December 31, 2014
Computer equipment and software	$8,940	$8,772
Furniture, fixtures and equipment	975	962
Leasehold improvements	2,342	2,298
Manufacturing tools and equipment	3,840	3,795
Construction in process	65	122
Property and equipment, at cost	16,162	15,949
Less: Accumulated depreciation	(11,439)	(10,827)
Property and equipment, net	$4,723	$5,122
Depreciation and amortization expense was $0.7 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 1.25 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Minimum payments to be received on sales-type leases	$1,766	$1,882
Less: Unearned interest income and executory costs	(866)	(962)
Net investment in sales-type leases	900	920
Less: Current portion	(616)	(564)
Non-current net investment in sales-type leases	$284	$356
There were no allowances for doubtful accounts on these leases as of March 31, 2015 and December 31, 2014. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets," respectively.
The minimum payments expected to be received for future years under sales-type leases as of March 31, 2015 were as follows:

(in thousands)	Future lease payments
2015 (nine months remaining)	728
2016	739
2017	291
Total	$1,766
Accrued payroll and other current liabilities

(in thousands)	March 31, 2015	December 31, 2014
Payroll and related expenses	$4,840	$7,009
Accrued payables	767	1,715
Deferred rent, current portion	247	299
Lease financing, current portion	669	645
Product warranty	834	497
Customer prepayments	195	283
Sales and use tax payable	324	293
Other	130	122
Total accrued payroll and other current liabilities	$8,006	$10,863
The changes in the Company's product warranty reserve are as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Warranty balance at the beginning of the period	$497	$840
Warranty expense accrued for shipments during the period	64	298
Changes in estimate related to pre-existing warranties	358	51
Warranty settlements made	(85)	(467)
Warranty balance at the end of the period	$834	$722

7.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of March 31, 2015 and December 31, 2014, approximately $3.0 million and $1.9 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2015 and April 2017. The San Jose, California headquarters lease expires on March 31, 2016, with a single three-year extension option at rates approximating the then-fair market value. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.5 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.
Future minimum lease payments at March 31, 2015 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2015 (remaining nine months)	$1,310
2016	610
2017	107
Total minimum lease payments	$2,027

Indemnifications
The Company undertakes, in the ordinary course of business, to (i) defend customers and other parties from certain third-party claims associated with allegations of trade secret misappropriation, infringement of copyright, patent or other intellectual property rights, tortious damage to persons or property or breaches of certain Company obligations relating to confidentiality (e.g., safeguarding protected health information) and (ii) indemnify and hold harmless such parties from certain resulting damages, costs and other liabilities. The term of these undertakings may be perpetual and the maximum potential liability of the Company under certain of these undertakings is not determinable. Based on its historical experience, the Company believes the liability associated with these undertakings is minimal.
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
Securities Litigation
On August 1 and 21, 2013, two putative securities class action suits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers, its board of directors, a former director and the underwriters for the Company's initial public offering.  On November 20, 2013, the court consolidated the actions as In re Vocera Communications, Inc. Securities Litigation and appointed Lead Plaintiffs.  Lead Plaintiffs filed their consolidated complaint on September 19, 2014.   The consolidated complaint names certain current and former officers and directors and the underwriters for the Company's initial public offering and secondary offering and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Section 10(b) and 20(a) of the Exchange Act based on allegedly false and materially misleading statements and omissions in the registration statement for the Company's initial public offering and secondary offering and in communications regarding its business and financial results. The suit is purportedly brought on behalf of purchasers of the Company's securities between March 28, 2012 and May 2, 2013, and seeks compensatory damages, rescission, fees and costs, as well as other relief.  On November 3, 2014, Defendants moved to dismiss the consolidated complaint. On February 11, 2015, the Court granted Defendants' motion to dismiss the Securities Act claims, but denied the motion as to the Exchange Act claims, allowing the matter to proceed on that basis. On April 27, 2015, Defendants filed answers to the consolidated complaint.
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

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the three months ended March 31, 2015 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2014	3,418,624	$9.80	6.24	$12,167
Options granted	51,930	10.36
Options exercised	(26,263)	4.02
Options canceled	(76,244)	20.09
Outstanding at March 31, 2015	3,368,047	$9.62	6.18	$11,068
At March 31, 2015, there was $5.9 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.70 years. As of March 31, 2015, there were 1,899,663 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. The following assumptions were used for each respective period for employee stock options:

	Three months ended March 31,
	2015	2014
Expected Term (in years)	5.39	5.41
Volatility	41.8%	48.2%
Risk-free interest rate	1.63%	1.59%
Dividend yield	0%	0%
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. No shares of common stock were purchase during the three months ended March 31, 2015 and 2014. As of March 31, 2015, there were 539,095 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended March 31,
	2015	2014
Expected Term (in years)	0.50	0.50
Volatility	57.8%	36.0%
Risk-free interest rate	0.07%	0.10%
Dividend yield	0%	0%
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2015 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2014	1,062,590	$13.79
Granted	72,537	10.01
Vested	(43,280)	19.77
Forfeited	(27,536)	14.07
Outstanding at March 31, 2015	1,064,311	$13.28
At March 31, 2015, there was $8.4 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.75 years.
Allocation of Stock-Based Compensation Expense
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Three months ended March 31,
(in thousands)	2015	2014
Cost of revenue	$309	$286
Research and development	260	220
Sales and marketing	1,034	967
General and administrative	991	1,125
Total stock-based compensation	$2,594	$2,598

9. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended March 31,
(in thousands)	2015	2014
Revenue
Product	$12,462	$14,189
Service	11,356	10,487
Total revenue	23,818	24,676

Cost of Revenue
Product	4,432	4,990
Service	4,851	4,814
Total cost of revenue	9,283	9,804

Gross profit
Product	8,030	9,199
Service	6,505	5,673
Total gross profit	14,535	14,872

Operating expenses	18,897	21,206
Interest (expense) income, net and other	(22)	22
Loss before income taxes	$(4,384)	$(6,312)

10.	Income Taxes
The Company recorded a $0.1 million provision and $0.1 million provision for income taxes for the three months ended March 31, 2015 and 2014, respectively. The provision in both periods was primarily due to taxes on international operations and state income taxes.
As of March 31, 2015, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of March 31, 2015, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2014.

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
Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 12, 2015. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our plans, objectives, expectations and intentions, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates," “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Business Overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. Today the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve patient safety and experience, and increase operational efficiency. As of March 31, 2015, our solutions have been installed in more than 1,300 facilities worldwide.
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
We primarily sell products, software maintenance and professional services directly to end users. To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution, including software product maintenance and related services. Total revenue declined 3.5% from $24.7 million for the three months ended March 31, 2014 to $23.8 million for the three months ended March 31, 2015. For the three months ended March 31, 2015, we recorded a net loss of $4.5 million compared to a net loss of $6.4 million for the three months ended March 31, 2014.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We are not reliant on any one customer. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, Singapore and parts of the Middle East, most of our customers are located in the United States. International customers represented 9.0%, 9.9% and 10.5% of our revenue in the three months ended March 31, 2015, and the years ended December 31, 2014 and 2013, respectively. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
U.S. hospital spending has been challenging, with information technology capital spending predominantly directed toward further investment in electronic health records and preparation for utilizing new ICD-10 diagnosis coding, which are both driven by increasing regulatory requirements and reimbursement earn-back incentives from federal healthcare reform. In addition, as patient volumes and reimbursement levels continued to be at lower levels for many healthcare providers, hospitals exercised strong expense limits and reductions, also impacting capital purchases and departmental operating budgets through which our solutions are purchased.
Internationally, mature markets in Canada, the United Kingdom and France have experienced continuing budget challenges as well. However, emerging international markets, especially the Middle East and Asia-Pacific regions, offer more opportunities, as these regions are investing in expansions of their healthcare system capacities and quality.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Revenue. We generate revenue from the sale of products and services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.
Revenue is comprised of the following:

•
Product. Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges and badge accessories, which include batteries, battery chargers, lanyards, clips and other ancillary badge components. Software revenue is derived primarily from the sale of perpetual licenses to our Voice Communication System. We derive additional software revenue from the sale of term licenses and services provided, which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of term licenses or subscription services, ratably over the applicable term.

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

Provision for Income Taxes. We are subject to income taxes in certain countries where we sell our solutions. We anticipate that in the future as we expand our sale of solutions to customers outside the United States, we will become subject to taxation based on the foreign statutory rates in the countries where these sales take place and our effective tax rate could fluctuate accordingly.

As of March 31, 2015, we have provided a valuation allowance against certain federal and state deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance.  If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
Consolidated statement of operations data:	2015		2014
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$12,462	52.3%	$14,189	57.5%
Service	11,356	47.7	10,487	42.5
Total revenue	23,818	100.0	24,676	100.0
Cost of revenues
Product	4,432	18.6	4,990	20.2
Service	4,851	20.4	4,814	19.5
Total cost of revenues	9,283	39.0	9,804	39.7
Gross profit	14,535	61.0	14,872	60.3
Operating expenses:
Research and development	4,483	18.8	4,066	16.5
Sales and marketing	10,414	43.7	12,743	51.6
General and administrative	4,000	16.8	4,397	17.8
Total operating expenses	18,897	79.3	21,206	85.9
Loss from operations	(4,362)	(18.3)	(6,334)	(25.7)
Interest income	110	0.5	87	0.4
Other (expense) income, net	(132)	(0.6)	(65)	(0.3)
Loss before income taxes	(4,384)	(18.4)	(6,312)	(25.6)
Provision for income taxes	(103)	(0.4)	(77)	(0.3)
Net loss	$(4,487)	(18.8)%	$(6,389)	(25.9)%

Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Revenue:

	Three months ended March 31,
	2015	2014	Change
(in thousands)	Amount	Amount	Amount	%
Product revenue
Devices	$9,019	$10,233	$(1,214)	(11.9)%
Software	3,443	3,956	(513)	(13.0)
Total product	12,462	14,189	(1,727)	(12.2)

Service revenue
Maintenance and support	9,164	8,380	784	9.4
Professional services and training	2,192	2,107	85	4.0
Total service	11,356	10,487	869	8.3
Total revenue	$23,818	$24,676	$(858)	(3.5)
Three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Total revenue decreased $0.9 million, or 3.5%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in total revenue was primarily the result of decreased product revenue, partially offset by increased services revenue.
Product revenue decreased $1.7 million, or 12.2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Device revenue decreased $1.2 million, or 11.9%, and software revenue decreased $0.5 million, or 13.0%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in device revenue, which related entirely to our Voice Communication solution, was driven primarily by a decrease in unit sales of badges and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The decrease in software revenue was mainly a result of a decrease in sales of Voice Communication software licenses.
Service revenue increased $0.9 million, or 8.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Software maintenance and support revenue increased $0.8 million, or 9.4%, and professional services and training revenue decreased $0.1 million, or 4.0%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in software maintenance and support revenue was primarily the result of having a larger customer base which increased software maintenance revenue by $0.7 million and an increase in extended warranty revenue of $0.1 million. The increase in professional services and training revenue was due to increases in implementation services for our Voice Communication solution.

Cost of revenue:

	Three months ended March 31,
	2015	2014	Change
(in thousands)	Amount	Amount	Amount	%
Cost of revenue
Product	$4,432	$4,990	$(558)	(11.2)%
Service	4,851	4,814	37	0.8
Total cost of revenue	$9,283	$9,804	$(521)	(5.3)

Gross margin
Product	64.4%	64.8%	(0.4)%
Service	57.3	54.1	3.2
Total gross margin	61.0	60.3	0.7
Three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Cost of product revenue decreased $0.6 million, or 11.2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The cost of product revenue decreased primarily due to a decrease in the number of units of communication badges and related accessories sold. Product gross margin as a percentage of product revenue decreased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due primarily to the decrease in revenue.
Cost of service revenue increased slightly for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Service gross margin as a percentage of service revenue increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to higher utilization of our services personnel.
Operating expenses:

	Three months ended March 31,
	2015	2014	Change
(in thousands)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$4,483	$4,066	$417	10.3%
Sales and marketing	10,414	12,743	(2,329)	(18.3)
General and administrative	4,000	4,397	(397)	(9.0)
Total operating expenses	$18,897	$21,206	$(2,309)	(10.9)
Three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Research and development expense. Research and development expense increased $0.4 million, or 10.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to a $0.4 million increase in personnel costs associated with an increase in headcount from 73 to 87 from March 31, 2014 to March 31, 2015.
Sales and marketing expense. Sales and marketing expense decreased $2.3 million, or 18.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to a $1.6 million decrease in personnel costs and travel related costs associated with a decrease in headcount from 162 to 138 from March 31, 2014 to March 31, 2015 and a $0.8 million decrease in outside services and marketing programs. This decrease was partially offset by a $0.1 million increase in equipment and supplies.
General and administrative expense. General and administrative expense decreased $0.4 million, or 9.0%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to a decrease of $0.3 million in equipment and outside services and $0.1 million decrease in employee compensation.

Interest Income and Other (Expense) Income, Net:

	Three months ended March 31,
(in thousands)	2015	2014	Change
Interest income	$110	$87	$23
Other (expense) income, net	(132)	(65)	(67)
Three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Interest income. Interest income did not significantly change for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Other (expense) income, net. The change in other income (expense) in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to foreign exchange fluctuations.
Liquidity and Capital Resources
As of March 31, 2015, we had cash and cash equivalents and short-term investments of $115.5 million and no outstanding borrowings, which was largely attributable to the net proceeds of two common stock offerings in 2012. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Three months ended March 31,
(in thousands)	2015	2014
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(721)	$(2,671)
Net cash provided by (used in) investing activities	2,255	(11,631)
Net cash provided by financing activities	108	562
Net increase (decrease) in cash and cash equivalents	$1,642	$(13,740)
Operating activities
Cash used in operating activities was $0.7 million for the three months ended March 31, 2015, due to a net loss of $4.5 million, partially offset by non-cash items such as depreciation and amortization of $0.8 million for property and equipment and acquired intangible assets and stock-based compensation of $2.6 million. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $3.8 million, which was attributable to collections on prior periods' invoices exceeding the current periods' billings, a decrease of $0.7 million in inventories and an increase of $1.5 million in accounts payable. These factors were offset by certain cash outflows, including a $1.5 million decrease in deferred revenue, a $2.8 million decrease in accrued and other liabilities, a $0.6 million increase in other receivables and a $0.6 million increase in prepaid expenses.
Cash used by operating activities was $2.7 million for the three months ended March 31, 2014, due to a net loss of $6.4 million, that included non-cash items such as depreciation and amortization of $0.7 million for property and equipment and acquired intangible assets and stock-based compensation of $2.6 million. The decrease in accounts receivable of $3.6 million, which was attributable to collections on prior periods' invoices exceeding the current periods' billings, contributed to cash flows as did a $0.5 million increase in accrued liabilities for ESPP payroll contributions for the May 2014 purchase date, a $0.3 million seasonal increase in accrued vacation liabilities, together with a $0.3 million decrease in inventories and $0.1 million decrease in other receivables. These factors were partially offset by cash outflows due to a $1.0 million decrease in deferred revenue, a $0.7 million decrease in accrued commissions, a $0.3 million net reduction in accrued bonuses that reflected year-end bonus payouts, a $0.9 million decrease in accounts payable, a $0.8 million increase in prepaid expenses and a $0.8 million decrease in professional services and other liabilities.
Investing activities
Cash provided by investing activities was $2.3 million for the three months ended March 31, 2015, due to $33.4 million for purchases of short-term investments, partly offset by $35.9 million short-term investment maturities. An additional $0.3 million of cash was used for the purchase of property and equipment and leasehold improvements, partly offset by a release of $40 thousand of restricted cash.

Cash used in investing activities was $11.6 million for the three months ended March 31, 2014 due to $3.5 million for the mVisium business acquisition and $41.3 million for purchases of short-term investments, partially offset by $33.0 million and $0.4 million of short-term investment maturities and investment sales, respectively. An additional $0.3 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $0.1 million for the three months ended March 31, 2015, primarily attributable to $0.1 million of proceeds from stock option exercises and $0.2 million of cash from lease-related performance obligations. This was partially offset by a $0.2 million decrease for employee taxes paid on net share settlement.
Cash provided by financing activities was $0.6 million for the three months ended March 31, 2014, primarily attributable to $0.4 million proceeds from stock option exercises and $0.3 million of cash from lease-related performance obligations. This was partially offset by a $0.2 million decrease for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, "Commitments and Contingencies," for a discussion of our non-cancelable purchase commitments.

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
As of March 31, 2015, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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
Securities Litigation
On August 1 and 21, 2013, two putative securities class action suits were filed in the United States District Court for the Northern District of California against us and certain of our officers, our board of directors, a former director and the underwriters for the initial public offering.  On November 20, 2013, the court consolidated the actions as In re Vocera Communications, Inc. Securities Litigation and appointed Lead Plaintiffs.  Lead Plaintiffs filed their consolidated complaint on September 19, 2014.   The consolidated complaint names certain current and former officers and directors and the underwriters for our initial public offering and secondary offering and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (Securities Act) and Section 10(b) and 20(a) of the Exchange Act based on allegedly false and materially misleading statements and omissions in the registration statement for our initial public offering and secondary offering and in communications regarding its business and financial results. The suit is purportedly brought on behalf of purchasers of our securities between March 28, 2012 and May 2, 2013, and seeks compensatory damages, rescission, fees and costs, as well as other relief.  On November 3, 2014, Defendants moved to dismiss the consolidated complaint. On February 11, 2015, the Court granted Defendants' motion to dismiss the Securities Act claims, but denied the motion as to the Exchange Act claims, allowing the matter to proceed on that basis. On April 27, 2015, Defendants filed answers to the consolidated complaint.
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
We have incurred significant losses in the past and reported a net loss of $4.5 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $97.2 million. If we cannot achieve profitability in future periods, our business and our stock price may be adversely affected.
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
To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Sales of our Vocera Communication solution to the healthcare market accounted for 92%, 90% and 91% of our revenue for the three months ended March 31, 2015, and for the years ended December 31, 2014 and 2013, respectively. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future. Total product revenue declined 12% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to a decline in sales of our Vocera Communication Solution. A further decrease in revenue from sales of our Vocera Communications solution would harm our business.

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
In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been deployed in over 250 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 3% and 3% of our revenue for the three months ended March 31, 2015 and the years ended December 31, 2014 and 2013. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.
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
We generally recognize revenue from our customer maintenance and support contracts ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 38%, 37% and 31% of our revenue for the three months ended March 31, 2015 and the years ended December 31, 2014 and 2013, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support by our customers in any one quarter may not be immediately reflected in our revenue for that quarter.

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
Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the three months ended March 31, 2015 and the years ended December 31, 2014 and 2013, we generated 9.0%, 9.9% and 10.5% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In the second quarter of 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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
In addition, the use and disclosure of personal health information is subject to laws and regulations in other jurisdictions in which we do business or expect to do business in the future. Any developments stemming from enactment or modification of these laws and regulations, or the failure by us to comply with their requirements or to accurately anticipate the application or interpretation of these laws could create material liability to us, result in adverse publicity and negatively affect our business.
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
In 2012 we began offering our badges and related hardware accessories to our customers through multi-year equipment lease agreements. In connection with each sale, we recognize product-related revenue at the net present value of the lease payment stream once our obligations related to such sale have been met. We plan to sell the bulk of these leases, including the related accounts receivables, to third party lease finance companies on a non-recourse basis. We will have to retain unsold leases in-

house, which will expose us to the creditworthiness of such equipment lease customers over the lease term. For the leases that we retain in-house, our ability to collect payments from a customer or to recognize revenue for the sale could be impaired if the customer fails to meet its obligations to us such as in the case of its bankruptcy filing or deterioration in its financial position, or has other creditworthiness issues, any of which could harm our revenue and operating results.
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
We are currently, and may in the future become, subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, a purported securities class action is pending in the United States District Court For the Northern District of California against us and certain of our officers and directors. The suit purports to allege claims for allegedly misleading statements regarding our business and financial results. Regardless of the outcome, these matters or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
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

VOCERA COMMUNICATIONS, INC.
Date: May 6, 2015	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: May 6, 2015	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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