Form 10-Q
period 2015-06-30
VOCERA COMMUNICATIONS, INC.
filed 2015-08-06
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2015
Common Stock, $0.0003 par value per share	26,122,394

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$10,002	$22,615
Short-term investments	106,735	93,646
Accounts receivable, net of allowance	14,519	18,008
Other receivables	1,151	694
Inventories	1,747	3,462
Prepaid expenses and other current assets	2,114	2,017
Total current assets	136,268	140,442
Property and equipment, net	4,455	5,122
Intangible assets, net	2,811	3,171
Goodwill	9,988	9,988
Other long-term assets	1,077	905
Total assets	$154,599	$159,628
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,743	$1,913
Accrued payroll and other current liabilities	10,046	10,863
Deferred revenue, current	27,398	28,474
Total current liabilities	40,187	41,250
Deferred revenue, long-term	6,501	6,974
Other long-term liabilities	1,946	1,692
Total liabilities	48,634	49,916
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of June 30, 2015 and December 31, 2014; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 26,026,221 and 25,644,010 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	208,390	202,515
Accumulated other comprehensive loss	(45)	(81)
Accumulated deficit	(102,388)	(92,730)
Total stockholders’ equity	105,965	109,712
Total liabilities and stockholders’ equity	$154,599	$159,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Product	$13,320	$11,850	$25,782	$26,039
Service	12,129	11,169	23,485	21,656
Total revenue	25,449	23,019	49,267	47,695
Cost of revenue
Product	4,723	4,421	9,155	9,411
Service	4,914	4,528	9,765	9,342
Total cost of revenue	9,637	8,949	18,920	18,753
Gross profit	15,812	14,070	30,347	28,942
Operating expenses
Research and development	4,242	4,362	8,725	8,428
Sales and marketing	12,102	12,614	22,516	25,357
General and administrative	4,568	4,156	8,568	8,553
Total operating expenses	20,912	21,132	39,809	42,338
Loss from operations	(5,100)	(7,062)	(9,462)	(13,396)
Interest income	117	98	227	185
Other expense, net	(33)	19	(165)	(46)
Loss before income taxes	(5,016)	(6,945)	(9,400)	(13,257)
Provision for income taxes	(155)	(63)	(258)	(140)
Net loss	$(5,171)	$(7,008)	$(9,658)	$(13,397)

Net loss per share
Basic and diluted	$(0.20)	$(0.28)	$(0.38)	$(0.53)
Weighted average shares used to compute net loss per share
Basic and diluted	25,832	25,246	25,749	25,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(5,171)	$(7,008)	$(9,658)	$(13,397)
Other comprehensive loss, net:
Change in unrealized loss on investments, net of tax	(17)	(1)	36	(24)
Comprehensive loss	$(5,188)	$(7,009)	$(9,622)	$(13,421)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(9,658)	$(13,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,654	1,494
Inventory provision	99	51
Change in lease-related performance liabilities	(490)	(244)
Stock-based compensation expense	5,338	5,376
Other	461	90
Changes in operating assets and liabilities:
Accounts receivable	3,030	4,255
Other receivables	(351)	(178)
Inventories	1,617	1,200
Prepaid expenses and other assets	(309)	(508)
Accounts payable	651	(573)
Accrued payroll and other liabilities	(700)	(553)
Deferred revenue	(1,550)	(1,106)
Net cash used in operating activities	(208)	(4,093)
Cash flows from investing activities
Purchase of property and equipment	(385)	(723)
Business acquisitions, net of cash acquired	—	(3,500)
Purchase of short-term investments	(68,203)	(72,912)
Maturities of short-term investments	55,148	56,797
Sales of short-term investments	—	446
Changes in restricted cash	40	—
Net cash used in investing activities	(13,400)	(19,892)
Cash flows from financing activities
Cash from lease-related performance obligations	609	307
Payment for repurchase of early exercised options	—	(11)
Proceeds from issuance of common stock from the employee stock purchase plan	653	945
Proceeds from exercise of stock options	614	793
Tax withholdings paid on behalf of employees for net share settlement	(881)	(740)
Net cash provided by financing activities	995	1,294
Net decrease in cash and cash equivalents	(12,613)	(22,691)
Cash and cash equivalents at beginning of period	22,615	39,652
Cash and cash equivalents at end of period	$10,002	$16,961

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$362	$51
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Organization and Business
Vocera Communications, Inc. (the “Company” or "Vocera") is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company's business is currently generated from sales of its solutions in the healthcare market to help its customers improve patient safety and experience, and increase operational efficiency. As of June 30, 2015 the Company's solutions have been installed in more than 1,300 facilities worldwide.
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
For the six months ended June 30, 2015 and 2014, the Company transferred $1.1 million and $0.5 million, respectively, of lease receivables in non-recourse sales to third-party financial companies, with immaterial net gains (losses). For the six months ended

June 30, 2015 and 2014, the Company recorded $0.6 million and $0.3 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of June 30, 2015 and December 31, 2014, the Company recorded $1.6 million and $0.9 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
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
In July 2015 the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The Company’s effective date for this standard will be the first quarter of 2018. Early adoption is permitted but not before the original effective date of annual periods after December 15, 2016. Two methods of transition are provided: a full retrospective approach, with certain practical expedients allowed, and a cumulative effect method, with balance sheet adjustment as of January 1, 2018. The Company is evaluating the effect the new standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the future effect of the standard on its financial position or results of operations.

2.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the six months ended June 30, 2015, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2015 and December 31, 2014, are summarized as follows (in thousands):

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$885	$—	$885	$7,795	$—	$7,795
Commercial paper	—	200	200	—	3,225	3,225
U.S. government agency securities	—	14,217	14,217	—	5,955	5,955
U.S. Treasury securities	—	3,020	3,020	—	4,043	4,043
Municipal debt securities	—		—	—	3,924	3,924
Corporate debt securities	—	89,400	89,400	—	82,517	82,517
Total assets measured at fair value	$885	$106,837	$107,722	$7,795	$99,664	$107,459
The Company had no liabilities as of June 30, 2015 and December 31, 2014 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$9,015	$—	$—	$9,015
Money market funds	885	—	—	885
Corporate debt securities	102	—	—	102
Total cash and cash equivalents	10,002	—	—	10,002

Short-Term Investments:
Commercial paper	200	—	—	200
U.S. government agency securities	14,211	7	(1)	14,217
U.S. Treasury securities	3,017	3	—	3,020
Corporate debt securities	89,352	8	(62)	89,298
Total short-term investments	106,780	18	(63)	106,735
Total cash, cash equivalents and short-term investments	$116,782	$18	$(63)	$116,737

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$8,802	$—	$—	$8,802
Money market funds	7,795	—	—	7,795
Commercial paper	1,365	—	—	1,365
U.S. government agency securities	100	—	—	100
Corporate debt securities	4,553	—	—	4,553
Total cash and cash equivalents	22,615	—	—	22,615
Short-Term Investments:
Commercial paper	1,860	—	—	1,860
U.S. government agency securities	5,856	1	(2)	5,855
U.S. Treasury securities	4,042	1	—	4,043
Municipal debt securities	3,922	2	—	3,924
Corporate debt securities	78,044	5	(85)	77,964
Total short-term investments	93,724	9	(87)	93,646
Total cash, cash equivalents and short-term investments	$116,339	$9	$(87)	$116,261

The Company has determined that the unrealized losses on its short-term investments as of June 30, 2015 and December 31, 2014 do not constitute an "other than temporary impairment." The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity (less than eight months, weighted average) and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of June 30, 2015
Cash and cash equivalents (1)	$10,002	$—	$10,002
Short-term investments	90,013	16,722	106,735
Cash, cash equivalents and short-term investments	$100,015	$16,722	$116,737

Balances as of December 31, 2014
Cash and cash equivalents (1)	$22,615	$—	$22,615
Short-term investments	76,917	16,729	93,646
Cash, cash equivalents and short-term investments	$99,532	$16,729	$116,261

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.
All the above tables exclude restricted cash, primarily held in certificates of deposit, of zero and $0.1 million as of June 30, 2015 and December 31, 2014, respectively, which is classified within prepaid expenses and other current assets on the balance sheet.

4.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(5,171)	$(7,008)	$(9,658)	$(13,397)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	25,832	25,246	25,749	25,147

Net loss per share
Basic and diluted	$(0.20)	$(0.28)	$(0.38)	$(0.53)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Options to purchase common stock, including ESPP	3,438	3,692	3,439	3,499
Common stock subject to repurchase	—	8	—	7
Warrants to purchase common stock	44	44	44	44
Restricted stock units	1,514	950	1,289	876

5.	Goodwill and Intangible Assets
Goodwill
As of June 30, 2015 and December 31, 2014, the Company had $10.0 million and $10.0 million of goodwill, respectively. As of June 30, 2015, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		June 30, 2015			December 31, 2014
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 to 7	$2,710	$1,854	$856	$2,710	$1,693	$1,017
Customer relationships	7 to 9	2,520	1,829	691	2,520	1,722	798
Non-compete agreements	2 to 4	460	175	285	460	91	369
Trademarks and trade names	4 to 7	110	71	39	110	63	47
Intangible assets - finite life		5,800	3,929	1,871	5,800	3,569	2,231
In-process research and development	n/a	940	—	940	940	—	940
Intangible assets, net book value		$6,740	$3,929	$2,811	$6,740	$3,569	$3,171

Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense was $0.4 million and $0.4 million for the six months ended June 30, 2015 and 2014
Amortization of acquired intangible assets is reflected in the cost of revenue or operating expenses, depending on the nature of the intangible. The estimated future amortization of existing acquired intangible assets as of June 30, 2015, excluding in-process R&D, was as follows:

(in thousands)	Future amortization
2015 (six months remaining)	367
2016	562
2017	394
2018	275
2019	229
Thereafter	44
Future amortization expense	$1,871

6.	Balance Sheet Components
Inventories

(in thousands)	June 30, 2015	December 31, 2014
Raw materials	$408	$759
Finished goods	1,339	2,703
Total inventories	$1,747	$3,462
Property and equipment, net

(in thousands)	June 30, 2015	December 31, 2014
Computer equipment and software	$9,257	$8,772
Furniture, fixtures and equipment	977	962
Leasehold improvements	2,433	2,298
Manufacturing tools and equipment	3,813	3,795
Construction in process	66	122
Property and equipment, at cost	16,546	15,949
Less: Accumulated depreciation	(12,091)	(10,827)
Property and equipment, net	$4,455	$5,122
Depreciation and amortization expense was $0.6 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense was $1.3 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 1.25 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Minimum payments to be received on sales-type leases	$3,031	$1,882
Less: Unearned interest income and executory costs	(1,436)	(962)
Net investment in sales-type leases	1,595	920
Less: Current portion	(959)	(564)
Non-current net investment in sales-type leases	$636	$356
There were no allowances for doubtful accounts on these leases as of June 30, 2015 and December 31, 2014. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets," respectively.
The minimum payments expected to be received for future years under sales-type leases as of June 30, 2015 were as follows:

(in thousands)	Future lease payments
2015 (six months remaining)	684
2016	1,141
2017	694
2018	411
Thereafter	101
Total	$3,031
Accrued payroll and other current liabilities

(in thousands)	June 30, 2015	December 31, 2014
Payroll and related expenses	$6,553	$7,009
Accrued payables	1,022	1,715
Deferred rent, current portion	252	299
Lease financing, current portion	720	645
Product warranty	799	497
Customer prepayments	246	283
Sales and use tax payable	214	293
Other	240	122
Total accrued payroll and other current liabilities	$10,046	$10,863

The changes in the Company's product warranty reserve are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Warranty balance at the beginning of the period	$834	$722	$497	$840
Warranty expense accrued for shipments during the period	93	189	157	487
Changes in estimate related to pre-existing warranties	30	(26)	388	25
Warranty settlements made	(90)	(303)	(175)	(770)
Total product warranty	$867	$582	$867	$582
Less: Long-term portion	(68)	$—	(68)	$—
Current portion of warranty balance at the end of the period	$799	$582	$799	$582

7.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of June 30, 2015 and December 31, 2014, approximately $4.9 million and $1.9 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2015 and March 2022. In April 2015, the Company extended the lease on the San Jose, California headquarters through March 2022. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.6 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively. Facilities rent expense was $1.1 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.
Future minimum lease payments at June 30, 2015 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2015 (remaining six months)	$887
2016	1,646
2017	1,523
2018	1,460
2019	1,503
2020	1,549
Thereafter	1,997
Total minimum lease payments	$10,565

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

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the six months ended June 30, 2015 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2014	3,418,624	$9.80	6.24	$12,167
Options granted	224,290	9.89
Options exercised	(105,860)	6.80
Options canceled	(119,045)	17.90
Outstanding at June 30, 2015	3,418,009	$9.62	6.17	$13,945
At June 30, 2015, there was $5.8 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.62 years. As of June 30, 2015, there were 1,150,716 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. The following assumptions were used for each respective period for employee stock options:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expected Term (in years)	5.39	5.41	5.39	5.41
Volatility	41.3%	44%	41.3% - 41.8%	44.0% - 48.2%
Risk-free interest rate	1.62%	1.71%	1.62% - 1.63%	1.59% - 1.71%
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the six months ended June 30, 2015, employees purchased 78,853 shares of common stock at an average purchase price of $8.279. During the six months ended June 30, 2014, employees purchased 86,646 shares of common stock at an average purchase price of $10.91. As of June 30, 2015, there were 460,242 shares available for future issuance under the ESPP.
The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expected Term (in years)	0.50	0.50	0.50	0.50
Volatility	33.6%	35.9%	33.6% - 57.8%	35.9% - 36.0%
Risk-free interest rate	0.09%	0.05%	0.07% - 0.09%	0.05% - 0.10%
Dividend yield	0%	0%	0%	0%
Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2015 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2014	1,062,590	$13.79
Granted	792,802	10.54
Vested	(277,554)	16.57
Forfeited	(64,332)	12.85
Outstanding at June 30, 2015	1,513,506	$11.62
At June 30, 2015, there was $13.2 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.17 years.

Allocation of Stock-Based Compensation Expense
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Cost of revenue	$341	$252	$650	$538
Research and development	283	239	543	459
Sales and marketing	1,061	1068	2,095	2,035
General and administrative	1,059	1,219	2,050	2,344
Total stock-based compensation	$2,744	$2,778	$5,338	$5,376

9. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue
Product	$13,320	$11,850	$25,782	$26,039
Service	12,129	11,169	23,485	21,656
Total revenue	25,449	23,019	49,267	47,695

Cost of Revenue
Product	4,723	4,421	9,155	9,411
Service	4,914	4,528	9,765	9,342
Total cost of revenue	9,637	8,949	18,920	18,753

Gross profit
Product	8,597	7,429	16,627	16,628
Service	7,215	6,641	13,720	12,314
Total gross profit	15,812	14,070	30,347	28,942

Operating expenses	20,912	21,132	39,809	42,338
Interest (expense) income, net and other	84	117	62	139
Loss before income taxes	$(5,016)	$(6,945)	$(9,400)	$(13,257)

10.	Income Taxes
The Company recorded a $0.3 million provision and $0.1 million provision for income taxes for the six months ended June 30, 2015 and 2014, respectively. The provision in both periods was primarily due to taxes on international operations and state income taxes.
As of June 30, 2015, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of June 30, 2015, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2014.

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
The Company incurred $0.2 million of acquisition-related costs that were expensed as incurred during the year ended December 31, 2014. These costs are recorded as general and administrative expenses in the consolidated statement of operations. Additionally, in connection with the acquisition, the Company established a retention bonus plan for former mVisum employees who are now employees of the Company with potential additional compensation over a two-year period of approximately $0.5 million, based on achievement of operating objectives and continued employment. Such amounts are not considered part of the purchase consideration and are being recorded as earned as compensation expense. The acquisition did not result in material contributions to revenue or net loss in the consolidated financial statements since the acquisition date. Additionally, pro forma financial information is not provided for consolidated revenue and net loss as such amounts attributable to mVisum were insignificant.

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
Business Overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve patient safety and experience, and increase operational efficiency. As of June 30, 2015, our solutions have been installed in more than 1,300 facilities worldwide.
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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 3.3% from $47.7 million for the six months ended June 30, 2014 to $49.3 million for the six months ended June 30, 2015. For the six months ended June 30, 2015, we recorded a net loss of $9.7 million compared to a net loss of $13.4 million for the six months ended June 30, 2014.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We are not reliant on any one customer. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, Singapore and parts of the Middle East, most of our customers are located in the United States. International customers represented 8.4%, 9.9% and 10.5% of our revenue in the six months ended June 30, 2015, and the years ended December 31, 2014 and 2013, respectively. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
U.S. hospital spending has been challenging in the last two years, with information technology capital spending predominantly directed toward further investment in electronic health records and preparation for utilizing new ICD-10 diagnosis coding, which are both driven by increasing regulatory requirements and reimbursement earn-back incentives from federal healthcare reform. In addition, as patient volumes and reimbursement levels continued to fluctuate for many healthcare providers, hospitals exercised strong expense limits and reductions, also impacting capital purchases and departmental operating budgets through which our solutions are purchased. Despite this volatility, healthcare providers are placing increased emphasis on and investment in solutions for care coordination, a trend that we believe is favorable for Vocera.
Internationally, our business, with mature markets in Canada and the United Kingdom, has experienced continuing budget challenges as well. However, emerging international markets, especially the Middle East and Asia-Pacific regions, offer more opportunities, as these regions are investing in expansions of their healthcare system capacities and quality.

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
Revenue is comprised of the following:

•
Product. Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges and badge accessories, which include batteries, battery chargers, lanyards, clips and other ancillary badge components. Software revenue is derived primarily from the sale of perpetual licenses to our Communication software. We derive additional software revenue from the sale of term licenses and services provided, which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of term licenses or subscription services, ratably over the applicable term.

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
As of June 30, 2015, we have provided a valuation allowance against certain federal and state deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance.  If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended June 30,				Six months ended June 30,
Consolidated statement of operations data:	2015		2014		2015		2014
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$13,320	52.3%	$11,850	51.5%	$25,782	52.3%	$26,039	54.6%
Service	12,129	47.7	11,169	48.5	23,485	47.7	21,656	45.4
Total revenue	25,449	100.0	23,019	100.0	49,267	100.0	47,695	100.0
Cost of revenues
Product	4,723	18.6	4,421	19.2	9,155	18.6	9,411	19.7
Service	4,914	19.3	4,528	19.7	9,765	19.8	9,342	19.6
Total cost of revenues	9,637	37.9	8,949	38.9	18,920	38.4	18,753	39.3
Gross profit	15,812	62.1	14,070	61.1	30,347	61.6	28,942	60.7
Operating expenses:
Research and development	4,242	16.7	4,362	18.9	8,725	17.7	8,428	17.7
Sales and marketing	12,102	47.6	12,614	54.8	22,516	45.7	25,357	53.2
General and administrative	4,568	17.9	4,156	18.1	8,568	17.4	8,553	17.9
Total operating expenses	20,912	82.2	21,132	91.8	39,809	80.8	42,338	88.8
Loss from operations	(5,100)	(20.1)	(7,062)	(30.7)	(9,462)	(19.2)	(13,396)	(28.1)
Interest income	117	0.5	98	0.4	227	0.4	185	0.4
Other (expense) income, net	(33)	(0.1)	19	0.1	(165)	(0.3)	(46)	(0.1)
Loss before income taxes	(5,016)	(19.7)	(6,945)	(30.2)	(9,400)	(19.1)	(13,257)	(27.8)
Provision for income taxes	(155)	(0.6)	(63)	(0.3)	(258)	(0.5)	(140)	(0.3)
Net loss	$(5,171)	(20.3)%	$(7,008)	(30.4)%	$(9,658)	(19.6)%	$(13,397)	(28.1)%

Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Revenue:

	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Devices	$9,633	$8,942	$691	7.7%	$18,652	$19,174	$(522)	(2.7)%
Software	3,687	2,908	779	26.8	7,130	6,865	265	3.9
Total product	13,320	11,850	1,470	12.4	25,782	26,039	(257)	(1.0)

Service revenue
Maintenance and support	9,447	8,742	705	8.1	18,611	17,121	1,490	8.7
Professional services and training	2,682	2,427	255	10.5	4,874	4,535	339	7.5
Total service	12,129	11,169	960	8.6	23,485	21,656	1,829	8.4
Total revenue	$25,449	$23,019	$2,430	10.6	$49,267	$47,695	$1,572	3.3
Three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Total revenue increased $2.4 million, or 10.6%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in total revenue was a result of increased product and services revenue.
Product revenue increased $1.5 million, or 12.4%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Device revenue increased $0.7 million, or 7.7%, and software revenue increased $0.8 million, or 26.8%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue was mainly a result of an increase in sales of licenses to our Communication software.
Service revenue increased $1.0 million, or 8.6%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Software maintenance and support revenue increased $0.7 million, or 8.1%, and professional services and training revenue increased $0.3 million, or 10.5%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in software maintenance and support revenue was primarily the result of having a larger customer base which increased software maintenance revenue by $0.6 million and an increase in extended warranty revenue of $0.1 million. The increase in professional services and training revenue was due to increases in implementation services for our Communication solution.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Total revenue increased $1.6 million, or 3.3%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in total revenue was the result of increased services revenue, partially offset by decreased product revenue.
Product revenue decreased $0.3 million, or 1.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Device revenue decreased $0.5 million, or 2.7%, and software revenue increased $0.3 million, or 3.9%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in device revenue, which related entirely to our Communication solution, was driven primarily by a decrease in unit sales of badges and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue was mainly a result of an increase in sales of licenses to our Communication software.
Service revenue increased $1.8 million, or 8.4%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Software maintenance and support revenue increased $1.5 million, or 8.7%, and professional services and training revenue increased $0.3 million, or 7.5%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in software maintenance and support revenue was primarily the result of having a larger customer base which increased software maintenance revenue by $1.3 million and an increase in extended warranty revenue of $0.2 million. The increase in professional services and training revenue was due to increases in implementation services for our Communication solution.

Cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$4,723	$4,421	$302	6.8%	$9,155	$9,411	$(256)	(2.7)%
Service	4,914	4,528	386	8.5	9,765	9,342	423	4.5
Total cost of revenue	$9,637	$8,949	$688	7.7	$18,920	$18,753	$167	0.9

Gross margin
Product	64.5%	62.7%	1.8%		64.5%	63.9%	0.6%
Service	59.5	59.5	—		58.4	56.9	1.5
Total gross margin	62.1	61.1	1.0		61.6	60.7	0.9
Three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Cost of product revenue increased $0.3 million, or 6.8%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The cost of product revenue increased primarily due to an increase in the number of units of communication badges and related accessories sold. Product gross margin as a percentage of product revenue increased in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due primarily to the increase in software product revenue as a percentage of total product revenue and higher absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $0.4 million, or 8.5%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The cost of service revenue increased primarily due to an increase in the number of deployments of our Communication solution. Service gross margin as a percentage of service revenue stayed flat for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Cost of product revenue decreased $0.3 million, or 2.7%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The cost of product revenue decreased primarily due to a decrease in the number of units of communication badges and related accessories sold. Product gross margin as a percentage of product revenue increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due primarily to the increase in software product revenue as a percentage of total product revenue and higher absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $0.4 million, or 4.5%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The cost of service revenue increased primarily due to an increase in the number of deployments of our Communication solution. Service gross margin as a percentage of service revenue increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to higher utilization of our services personnel.

Operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses:
Research and development	$4,242	$4,362	$(120)	(2.8)%	$8,725	$8,428	$297	3.5%
Sales and marketing	12,102	12,614	(512)	(4.1)	22,516	25,357	(2,841)	(11.2)
General and administrative	4,568	4,156	412	9.9	8,568	8,553	15	0.2
Total operating expenses	$20,912	$21,132	$(220)	(1.0)	$39,809	$42,338	$(2,529)	(6.0)
Three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Research and development expense. Research and development expense remained relatively flat for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Sales and marketing expense. Sales and marketing expense decreased $0.5 million, or 4.1%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This decrease was primarily due to a $0.2 million decrease in personnel costs and travel related costs associated with a decrease in headcount and a $0.3 million decrease in outside services and marketing programs.
General and administrative expense. General and administrative expense increased $0.4 million, or 9.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to an increase of $0.3 million in bad debt related to a disputed receivable and a $0.3 million increase in incentive compensation. The increase was partially offset by a $0.2 million reduction in stock-based compensation.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Research and development expense. Research and development expense increased $0.3 million, or 3.5%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to a $0.4 million increase in personnel costs associated with an increase in headcount. This increase was partially offset by a reduction in reliance of outside development.
Sales and marketing expense. Sales and marketing expense decreased $2.8 million, or 11.2%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease was primarily due to a $1.9 million decrease in personnel costs and travel related costs associated with a decrease in headcount and a $1.1 million decrease in outside services and marketing programs. This decrease was partially offset by a $0.2 million increase in equipment and supplies.
General and administrative expense. General and administrative expense remained relatively flat for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This resulted primarily from an increase of $0.4 million in bad debt related to disputed customer receivables and a $0.5 million increase in incentive compensation. The increase was partially offset by a $0.3 million reduction in stock-based compensation and a $0.3 million reduction in equipment and supplies.

Interest Income and Other (Expense) Income, Net:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Interest income	$117	$98	$19	$227	$185	$42
Other (expense) income, net	(33)	19	(52)	(165)	(46)	(119)
Three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Interest income. Interest income did not significantly change for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Other (expense) income, net. The change in other income (expense) in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to foreign exchange fluctuations.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Interest income. Interest income did not significantly change for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Other (expense) income, net. The change in other income (expense) in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to foreign exchange fluctuations.

Liquidity and Capital Resources
As of June 30, 2015, we had cash and cash equivalents and short-term investments of $116.7 million and no outstanding borrowings, which was largely attributable to the net proceeds of two common stock offerings in 2012. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Six months ended June 30,
(in thousands)	2015	2014
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(208)	$(4,093)
Net cash used in investing activities	(13,400)	(19,892)
Net cash provided by financing activities	995	1,294
Net decrease in cash and cash equivalents	$(12,613)	$(22,691)
Operating activities
Cash used in operating activities was $0.2 million for the six months ended June 30, 2015, due to a net loss of $9.7 million, partially offset by non-cash items such as depreciation and amortization of $1.7 million for property and equipment and acquired intangible assets and stock-based compensation of $5.3 million. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $3.0 million, which was attributable to collections on prior periods' invoices exceeding the current period billings, a decrease of $1.6 million in inventories and an increase of $0.7 million in accounts payable. These factors were offset by certain cash outflows, including a $1.6 million decrease in deferred revenue, a $0.7 million decrease in accrued and other liabilities, a $0.4 million increase in other receivables and a $0.3 million increase in prepaid expenses.
Cash used in operating activities was $4.1 million for the six months ended June 30, 2014, due to a net loss of $13.4 million, that included non-cash items such as depreciation and amortization of $1.5 million for property and equipment and acquired intangible assets and stock-based compensation of $5.4 million. The decrease in accounts receivable of $4.3 million, which was attributable to collections on prior periods' invoices exceeding the current period billings, a decrease of $1.2 million in inventories and a seasonal increase of $0.4 million in accrued vacation liabilities contributed to cash. These factors were offset by certain cash outflows, including a $1.1 million decrease in deferred revenue, a $0.6 million decrease in accounts payable and a $0.5 million increase in prepaid expenses.
Investing activities
Cash used in investing activities was $13.4 million for the six months ended June 30, 2015, due to $68.2 million for purchases of short-term investments, partly offset by $55.1 million short-term investment maturities. An additional $0.4 million of cash was used for the purchase of property and equipment and leasehold improvements, partly offset by a release of $40 thousand of restricted cash.
Cash used in investing activities was $19.9 million for the six months ended June 30, 2014 due to $3.5 million for the mVisium business acquisition and $72.9 million for purchases of short-term investments, partially offset by $56.8 million and $0.4 million of short-term investment maturities and investment sales, respectively. An additional $0.7 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $1.0 million for the six months ended June 30, 2015, primarily attributable to $0.6 million of proceeds from stock option exercises, $0.7 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.6 million of cash from lease-related performance obligations. This was partially offset by a $0.9 million decrease for employee taxes paid on net share settlement.

Cash provided by financing activities was $1.3 million for the six months ended June 30, 2014, primarily attributable to $0.8 million proceeds from stock option exercises and $0.3 million of cash from lease-related performance obligations. This was partially offset by a $0.7 million decrease for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, "Commitments and Contingencies," for a discussion of our non-cancelable purchase commitments.

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
As of June 30, 2015, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
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
We have incurred significant losses in the past and reported a net loss of $9.7 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $102.4 million. If we cannot achieve profitability in future periods, our business and our stock price may be adversely affected.
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
We depend on sales of our Vocera Communication solution in the healthcare market for substantially all of our revenue, and a decrease in sales in the healthcare market would harm our business.
To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Sales of our Vocera Communication solution to the healthcare market accounted for 92%, 90% and 91% of our revenue for the six months ended June 30, 2015, and for the years ended December 31, 2014 and 2013, respectively. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future. Total product revenue declined 1.0% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to a decline in sales of our Vocera Communication Solution. A further decrease in revenue from sales of our Vocera Communications solution would harm our business.

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
Even if hospital personnel determine that our Vocera Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints from unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, hospitals, including both governmental and commercial, are experiencing declining Medicare reimbursement rates and increasing compliance demands, and penalties from the implementation of the Patient Protection and Affordable Care Act of 2010 (ACA) and other healthcare reform legislation. As a consequence, we may experience a slowdown and deferral of orders for our Vocera Communication solution that could negatively impact our sales. We believe hospitals are currently prioritizing allocation of funds for capital and infrastructure improvements to benefit from electronic health records incentives and for compliance with ICD-10 diagnosis coding requirements, which may impact their ability to purchase and deploy our solution. We might not be able to sustain or increase our revenue from sales of our Vocera Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.
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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions; and

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance.
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
Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones attempt to sell their products to hospitals as components of an overall communication system. Of these product categories, in-building wireless telephones represent the most significant competition for the sale of our solution. The market for in-building wireless phones is dominated by communications companies such as Cisco Systems, Ascom and Spectralink. In addition, the proliferation of smartphones and related applications, including cloud-based applications, may represent a new category of competitive offerings. While we consider secured text-messaging using smartphones a feature valued by many customers, we do not believe most of our potential customers would consider that feature alone an adequate substitute for a voice communication solution. However, some customers may choose free text-messaging solutions even if not HIPAA-compliant, given their budget constraints.
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
Because we depend upon a contract manufacturer and original design manufacturers, our operations could be harmed and we could lose sales if we encounter problems with these manufacturers.
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
Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions or potential liability. Security breaches could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources.
Our efforts to sell our communications solutions in non-healthcare markets may not be successful.
In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been deployed in over 250 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 3% and 3% of our revenue for the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.
If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.
Our success depends, in part, upon our ability to develop and introduce new solutions and features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements, or that sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges, which can require customers to perform software upgrades to their systems, and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our Vocera Communication solution. We also may incur substantial costs or delays in the manufacture of any additional new products or models as we seek to optimize production methods and processes at our contract manufacturer. In addition, we expect that we will at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.
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
We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.
We generally recognize revenue from our customer maintenance and support contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 38%, 37% and 31% of our revenue for the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.
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
Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, we generated 8.4%, 9.9% and 10.5% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In the second quarter of 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

•	political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•	exposure to competitors who are more familiar with local markets;

•	risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance;

•	difficulties associated with resolving contract disputes in foreign countries with varied legal systems;

•	limited or unfavorable intellectual property protection in some countries; and

•	currency exchange rate fluctuations, which could affect the price of our solutions relative to locally produced solutions.
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
If our efforts to protect the security of information collected by our customers are unsuccessful, we could become subject to costly government enforcement actions and private litigation and our sales and reputation could suffer.
The nature of our business involves the receipt and storage of information about our customers. We have implemented programs to detect and alert us to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. In recent times, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. If we experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation. In addition, our customers could further lose confidence in our ability to protect their information, which could cause them to discontinue using our products or purchasing from us altogether.
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
We could be an emerging growth company until the first fiscal year following the fifth anniversary of our initial public offering. However, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of any year, we could cease to be an “emerging growth company” as of the following December 31st. This threshold was not reached for June 30, 2015. After exceeding the threshold, as of each fiscal year end, our independent registered public accounting firm will be required to evaluate and report on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. While management has established plans to accommodate the additional assessment and attestation procedures and related costs of Section 404(b) compliance, we may incur additional costs or require additional management time to comply with Section 404(b) in a timely manner.

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
We are required to disclose the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The SEC requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals used in the manufacture of our products, as the number of suppliers that provide conflict-free minerals may be limited. In addition, we have incurred, and may continue to incur, costs associated with complying with the rule, such as costs related to auditing our compliance with the rules, costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.
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
On April 20, 2015, we entered into a Second Amendment to Lease (the “Agreement”) with 525 Race Street, LLC. with respect to the our headquarters located in San Jose, California (the “Office”).
The Agreement extends the  lease term on approximately 70,000 rentable square feet of space in the Office through March 2022. The total obligation for rent under the remaining life of the lease as of June 30, 2015 is $9.9 million, excluding operating costs. In addition, under the Agreement, we are obligated to pay a share of the operating costs for the Buildings.
Provided the Company is not in default under the Agreement and the Agreement is still in effect, the Company generally has the right to extend the lease for an additional five-year extension by giving notice to the landlord prior to the end of the term of the lease.

Item 6.	Exhibits

Exhibit Number	Exhibit title

10.01	The Company's Second Amendment to Lease for Corporate headquarters dated April 20, 2015.

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

VOCERA COMMUNICATIONS, INC.
Date: August 6, 2015	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: August 6, 2015	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

10.01	The Company's Second Amendment to Lease for Corporate headquarters dated April 20, 2015.

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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