Form 10-Q
period 2015-09-30
VOCERA COMMUNICATIONS, INC.
filed 2015-11-05
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2015
Common Stock, $0.0003 par value per share	26,205,328

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$16,448	$22,615
Short-term investments	99,603	93,646
Accounts receivable, net of allowance	15,461	18,008
Other receivables	1,149	694
Inventories	1,921	3,462
Prepaid expenses and other current assets	2,252	2,017
Total current assets	136,834	140,442
Property and equipment, net	3,987	5,122
Intangible assets, net	2,593	3,171
Goodwill	9,988	9,988
Other long-term assets	898	905
Total assets	$154,300	$159,628
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,086	$1,913
Accrued payroll and other current liabilities	10,738	10,863
Deferred revenue, current	27,195	28,474
Total current liabilities	41,019	41,250
Deferred revenue, long-term	6,875	6,974
Other long-term liabilities	2,028	1,692
Total liabilities	49,922	49,916
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of September 30, 2015 and December 31, 2014; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 26,173,806 and 25,644,010 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	211,210	202,515
Accumulated other comprehensive income (loss)	12	(81)
Accumulated deficit	(106,852)	(92,730)
Total stockholders’ equity	104,378	109,712
Total liabilities and stockholders’ equity	$154,300	$159,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Product	$14,144	$12,020	$39,926	$38,059
Service	12,310	11,104	35,795	32,760
Total revenue	26,454	23,124	75,721	70,819
Cost of revenue
Product	5,248	4,706	14,403	14,117
Service	4,968	4,883	14,733	14,225
Total cost of revenue	10,216	9,589	29,136	28,342
Gross profit	16,238	13,535	46,585	42,477
Operating expenses
Research and development	4,252	5,113	12,977	13,541
Sales and marketing	12,178	11,942	34,694	37,299
General and administrative	4,146	4,237	12,714	12,790
Total operating expenses	20,576	21,292	60,385	63,630
Loss from operations	(4,338)	(7,757)	(13,800)	(21,153)
Interest income	139	83	366	268
Other expense, net	(149)	(132)	(314)	(178)
Loss before income taxes	(4,348)	(7,806)	(13,748)	(21,063)
Provision for income taxes	(116)	(85)	(374)	(225)
Net loss	$(4,464)	$(7,891)	$(14,122)	$(21,288)

Net loss per share
Basic and diluted	$(0.17)	$(0.31)	$(0.55)	$(0.84)
Weighted average shares used to compute net loss per share
Basic and diluted	26,131	25,432	25,878	25,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(4,464)	$(7,891)	$(14,122)	$(21,288)
Other comprehensive income (loss), net:
Change in unrealized loss on investments, net of tax	57	(31)	93	(55)
Comprehensive loss	$(4,407)	$(7,922)	$(14,029)	$(21,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(14,122)	$(21,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,485	2,231
Inventory provision	103	297
Change in lease-related performance liabilities	(688)	(432)
Stock-based compensation expense	8,529	8,160
Other	479	80
Changes in operating assets and liabilities:
Accounts receivable	2,069	7,759
Other receivables	(455)	14
Inventories	1,439	1,138
Prepaid expenses and other assets	(268)	(971)
Accounts payable	1,217	(1,045)
Accrued payroll and other liabilities	145	621
Deferred revenue	(1,378)	(430)
Net cash used in operating activities	(445)	(3,866)
Cash flows from investing activities
Purchase of property and equipment	(843)	(1,598)
Business acquisitions, net of cash acquired	—	(6,950)
Purchase of short-term investments	(80,134)	(87,342)
Maturities of short-term investments	74,269	70,747
Sales of short-term investments	—	3,924
Changes in restricted cash	40	265
Net cash used in investing activities	(6,668)	(20,954)
Cash flows from financing activities
Cash from lease-related performance obligations	800	565
Payment for repurchase of early exercised options	—	(12)
Proceeds from issuance of common stock from the employee stock purchase plan	653	945
Proceeds from exercise of stock options	901	874
Tax withholdings paid on behalf of employees for net share settlement	(1,517)	(1,020)
Proceeds from exercise of common stock warrants	109	—
Net cash provided by financing activities	946	1,352
Net decrease in cash and cash equivalents	(6,167)	(23,468)
Cash and cash equivalents at beginning of period	22,615	39,652
Cash and cash equivalents at end of period	$16,448	$16,184

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$50	$52
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Organization and Business
Vocera Communications, Inc. (the “Company” or "Vocera") is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company's business is currently generated from sales of its solutions in the healthcare market to help its customers improve patient safety and experience, and increase operational efficiency. As of September 30, 2015 the Company's solutions have been installed in more than 1,300 facilities worldwide.
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
For the nine months ended September 30, 2015 and 2014, the Company transferred $1.4 million and $1.0 million, respectively, of lease receivables in non-recourse sales to third-party financial companies, with immaterial net gains (losses). For the nine months ended September 30, 2015 and 2014, the Company recorded $0.8 million and $0.6 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of September 30, 2015 and December 31, 2014, the Company recorded $1.4 million and $0.9 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
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
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the nine months ended September 30, 2015, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2015 and December 31, 2014, are summarized as follows (in thousands):

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$8,315	$—	$8,315	$7,795	$—	$7,795
Commercial paper	—		—	—	3,225	3,225
U.S. government agency securities	—	13,066	13,066	—	5,955	5,955
U.S. Treasury securities	—	3,521	3,521	—	4,043	4,043
Municipal debt securities	—		—	—	3,924	3,924
Corporate debt securities	—	83,016	83,016	—	82,517	82,517
Total assets measured at fair value	$8,315	$99,603	$107,918	$7,795	$99,664	$107,459
The Company had no liabilities as of September 30, 2015 and December 31, 2014 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$8,133	$—	$—	$8,133
Money market funds	8,315	—	—	8,315
Total cash and cash equivalents	16,448	—	—	16,448

Short-Term Investments:
U.S. government agency securities	13,050	16	—	13,066
U.S. Treasury securities	3,516	5	—	3,521
Corporate debt securities	83,025	20	(29)	83,016
Total short-term investments	99,591	41	(29)	99,603
Total cash, cash equivalents and short-term investments	$116,039	$41	$(29)	$116,051

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$8,802	$—	$—	$8,802
Money market funds	7,795	—	—	7,795
Commercial paper	1,365	—	—	1,365
U.S. government agency securities	100	—	—	100
Corporate debt securities	4,553	—	—	4,553
Total cash and cash equivalents	22,615	—	—	22,615
Short-Term Investments:
Commercial paper	1,860	—	—	1,860
U.S. government agency securities	5,856	1	(2)	5,855
U.S. Treasury securities	4,042	1	—	4,043
Municipal debt securities	3,922	2	—	3,924
Corporate debt securities	78,044	5	(85)	77,964
Total short-term investments	93,724	9	(87)	93,646
Total cash, cash equivalents and short-term investments	$116,339	$9	$(87)	$116,261

The Company has determined that the unrealized losses on its short-term investments as of September 30, 2015 and December 31, 2014 do not constitute an "other than temporary impairment." The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity (less than eight months, weighted average) and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of September 30, 2015
Cash and cash equivalents (1)	$16,448	$—	$16,448
Short-term investments	78,004	21,599	99,603
Cash, cash equivalents and short-term investments	$94,452	$21,599	$116,051

Balances as of December 31, 2014
Cash and cash equivalents (1)	$22,615	$—	$22,615
Short-term investments	76,917	16,729	93,646
Cash, cash equivalents and short-term investments	$99,532	$16,729	$116,261

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.
All the above tables exclude restricted cash, primarily held in certificates of deposit, of zero and $0.1 million as of September 30, 2015 and December 31, 2014, respectively, which is classified within prepaid expenses and other current assets on the balance sheet.

4.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(4,464)	$(7,891)	$(14,122)	$(21,288)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	26,131	25,432	25,878	25,243

Net loss per share
Basic and diluted	$(0.17)	$(0.31)	$(0.55)	$(0.84)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Options to purchase common stock, including ESPP	3,371	3,771	3,416	3,589
Common stock subject to repurchase	—	4	—	6
Warrants to purchase common stock	28	44	39	44
Restricted stock units	1,357	1,110	1,312	954

5.	Goodwill and Intangible Assets
Goodwill
As of September 30, 2015 and December 31, 2014, the Company had $10.0 million and $10.0 million of goodwill, respectively, allocated to the Company's Product operating segment. As of September 30, 2015, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the annual goodwill impairment test as of September 30, 2015, using the qualitative approach (or "Step Zero") as permitted by relevant accounting guidelines for goodwill impairment testing. Based on the Step Zero analysis performed, the Company concluded that it is not more likely than not that the fair value of the Product operating segment was less than its carrying amount and no impairment had been incurred.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.

The estimated useful lives and carrying value of acquired intangible assets are as follows:

		September 30, 2015			December 31, 2014
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 to 7	$3,650	$1,973	$1,677	$2,710	$1,693	$1,017
Customer relationships	7 to 9	2,520	1,883	637	2,520	1,722	798
Non-compete agreements	2 to 4	460	216	244	460	91	369
Trademarks and trade names	4 to 7	110	75	35	110	63	47
Intangible assets - finite life		6,740	4,147	2,593	5,800	3,569	2,231
In-process research and development	n/a	—	—	—	940	—	940
Intangible assets, net book value		$6,740	$4,147	$2,593	$6,740	$3,569	$3,171
Amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense was $0.6 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue or operating expenses, depending on the nature of the intangible. The estimated future amortization of existing acquired intangible assets as of September 30, 2015, excluding in-process R&D, was as follows:

(in thousands)	Future amortization
2015 (three months remaining)	$227
2016	719
2017	551
2018	432
2019	386
2020	201
Thereafter	77
Future amortization expense	$2,593

6.	Balance Sheet Components
Inventories

(in thousands)	September 30, 2015	December 31, 2014
Raw materials	$115	$759
Finished goods	1,806	2,703
Total inventories	$1,921	$3,462
Property and equipment, net

(in thousands)	September 30, 2015	December 31, 2014
Computer equipment and software	$9,256	$8,772
Furniture, fixtures and equipment	984	962
Leasehold improvements	2,427	2,298
Manufacturing tools and equipment	3,893	3,795
Construction in process	125	122
Property and equipment, at cost	16,685	15,949
Less: Accumulated depreciation	(12,698)	(10,827)
Property and equipment, net	$3,987	$5,122
Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense was $1.9 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 1.25 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Minimum payments to be received on sales-type leases	$2,857	$1,882
Less: Unearned interest income and executory costs	(1,430)	(962)
Net investment in sales-type leases	1,427	920
Less: Current portion	(905)	(564)
Non-current net investment in sales-type leases	$522	$356
There were no allowances for doubtful accounts on these leases as of September 30, 2015 and December 31, 2014. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets," respectively.
The minimum payments expected to be received for future years under sales-type leases as of September 30, 2015 were as follows:

(in thousands)	Future lease payments
2015 (three months remaining)	353
2016	1,186
2017	739
2018	456
Thereafter	123
Total	$2,857
Accrued payroll and other current liabilities

(in thousands)	September 30, 2015	December 31, 2014
Payroll and related expenses	$6,206	$7,009
Accrued payables	1,038	1,715
Deferred rent, current portion	289	299
Lease financing, current portion	702	645
Product warranty	828	497
Customer prepayments	1,168	283
Sales and use tax payable	276	293
Other	231	122
Total accrued payroll and other current liabilities	$10,738	$10,863
The changes in the Company's product warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Warranty balance at the beginning of the period	$867	$582	$497	$840
Warranty expense accrued for shipments during the period	147	132	304	619
Changes in estimate related to pre-existing warranties	—	250	388	275
Warranty settlements made	(81)	(118)	(256)	(888)
Total product warranty	$933	$846	$933	$846
Less: Long-term portion	(105)	$—	(105)	$—
Current portion of warranty balance at the end of the period	$828	$846	$828	$846

7.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of September 30, 2015 and December 31, 2014, approximately $5.7 million and $1.9 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2015 and March 2022. In April 2015, the Company extended the lease on the San Jose, California headquarters through March 2022. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. Facilities rent expense was $1.7 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively.
Future minimum lease payments at September 30, 2015 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2015 (remaining three months)	$436
2016	1,636
2017	1,518
2018	1,460
2019	1,503
2020	1,549
Thereafter	1,997
Total minimum lease payments	$10,099

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
In connection with a mediation, an agreement in principle to settle the suit was reached in October 2015. The settlement, which is subject to the parties' execution of final settlement documents and the approval of the Court, calls for payment of $9 million, which will be funded entirely by the Company's insurance carriers.
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

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the nine months ended September 30, 2015 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2014	3,418,624	$9.80	6.24	$12,167
Options granted	224,290	9.89
Options exercised	(137,086)	6.58
Options canceled	(192,981)	16.18
Outstanding at September 30, 2015	3,312,847	$9.57	5.74	$13,601
At September 30, 2015, there was $4.7 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.41 years. As of September 30, 2015, there were 1,281,214 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. The following assumptions were used for each respective period for employee stock options:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expected Term (in years)	N/A	5.45	5.39	5.41-5.45
Volatility	N/A	41.4%	41.3% - 41.8%	44.0% - 48.2%
Risk-free interest rate	N/A	1.78%	1.62% - 1.63%	1.59% - 1.78%
Dividend yield	N/A	0%	0%	0%
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the nine months ended September 30, 2015, employees purchased 78,853 shares of common stock at an average purchase price of $8.279. During the nine months ended September 30, 2014, employees purchased 86,646 shares of common stock at an average purchase price of $10.91. As of September 30, 2015, there were 460,242 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expected Term (in years)	0.50	0.50	0.50	0.50
Volatility	33.6%	35.9%	33.6% - 57.8%	35.9% - 36.0%
Risk-free interest rate	0.09%	0.05%	0.07% - 0.09%	0.05% - 0.10%
Dividend yield	0%	0%	0%	0%
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2015 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2014	1,062,590	$13.79
Granted	828,490	10.59
Vested	(437,644)	14.74
Forfeited	(96,378)	12.22
Outstanding at September 30, 2015	1,357,058	$11.64
At September 30, 2015, there was $11.3 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.99 years.
Allocation of Stock-Based Compensation Expense
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Cost of revenue	$304	$320	$954	$857
Research and development	375	266	918	725
Sales and marketing	1,388	1,123	3,483	3,158
General and administrative	1,124	1,076	3,174	3,420
Total stock-based compensation	$3,191	$2,785	$8,529	$8,160

9. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue
Product	$14,144	$12,020	$39,926	$38,059
Service	12,310	11,104	35,795	32,760
Total revenue	26,454	23,124	75,721	70,819

Cost of Revenue
Product	5,248	4,706	14,403	14,117
Service	4,968	4,883	14,733	14,225
Total cost of revenue	10,216	9,589	29,136	28,342

Gross profit
Product	8,896	7,314	25,523	23,942
Service	7,342	6,221	21,062	18,535
Total gross profit	16,238	13,535	46,585	42,477

Operating expenses	20,576	21,292	60,385	63,630
Interest (expense) income, net and other	(10)	(49)	52	90
Loss before income taxes	$(4,348)	$(7,806)	$(13,748)	$(21,063)

10.	Income Taxes
The Company recorded a $0.4 million provision and $0.2 million provision for income taxes for the nine months ended September 30, 2015 and 2014, respectively. The provision in both periods was primarily due to taxes on international operations and state income taxes.
As of September 30, 2015, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of September 30, 2015, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2014.

11. Business Acquisitions
Acquisition of mVisum net assets
On January 13, 2014, the Company acquired certain assets and certain liabilities of mVisum, Inc. (“mVisum”), an innovative provider of alarm management technology solutions for health systems, for $3.5 million in cash. The acquisition enabled the Company to enhance its existing platform with complementary communications solutions for healthcare.

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
The estimated fair values of identifiable intangible assets were primarily determined using discounted cash flow models. The non-compete intangible has an estimated useful life of two years and the in-process research and development was initially classified as an asset with an indefinite life. During the three months ended September 30, 2015, the product offering associated with the in-process research and development became generally available. This developed technology has an estimated useful life of six years.
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
The agreement also included contingent payments to the selling stockholders payable based on certain employee retention requirements and the achievement of a post-acquisition quality milestone. The Company considered these contingent payments as a compensation expense due to the explicit and implied continuing employment requirements associated with earning such contingent payments. The company paid $0.8 million in compensation-related elements at the acquisition date, which was amortized as $0.5 million and $0.3 million in the third and fourth quarters of 2014, respectively. These costs were recorded primarily as general and administrative expenses in the consolidated statement of operations. In addition, the Company expensed $0.1 million of acquisition-related costs in the third quarter of 2014.

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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 6.9% from $70.8 million for the nine months ended September 30, 2014 to $75.7 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, we recorded a net loss of $14.1 million compared to a net loss of $21.3 million for the nine months ended September 30, 2014.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, Singapore and parts of the Middle East, most of our customers are located in the United States. International customers represented 7.9%, 9.9% and 10.5% of our revenue in the nine months ended September 30, 2015, and the years ended December 31, 2014 and 2013, respectively. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
In recent years, U.S. hospital spending on information technology has been predominantly directed toward further investment in electronic health records and preparation for utilizing new ICD-10 diagnosis coding, which are both driven by regulatory requirements and reimbursement earn-back incentives from federal healthcare reform. In addition, as patient volumes and reimbursement levels continued to fluctuate for many healthcare providers, hospitals exercised strong expense limits and reductions, also impacting capital purchases and departmental operating budgets through which our solutions are purchased. Despite this volatility, healthcare providers are placing increased emphasis on and investment in solutions for communication and care coordination, a trend that we believe is favorable for Vocera.
We believe certain international markets represent attractive opportunities for growth. We currently sell our solutions in Canada, the United Kingdom as well as in multiple countries in the Asia-Pacific and Middle East regions where we see significant investment in healthcare systems to improve capacity and quality.

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

	Three months ended September 30,				Nine months ended September 30,
Consolidated statement of operations data:	2015		2014		2015		2014
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$14,144	53.5%	$12,020	52.0%	$39,926	52.7%	$38,059	53.7%
Service	12,310	46.5	11,104	48.0	35,795	47.3	32,760	46.3
Total revenue	26,454	100.0	23,124	100.0	75,721	100.0	70,819	100.0
Cost of revenues
Product	5,248	19.8	4,706	20.4	14,403	19.0	14,117	19.9
Service	4,968	18.8	4,883	21.1	14,733	19.5	14,225	20.1
Total cost of revenues	10,216	38.6	9,589	41.5	29,136	38.5	28,342	40.0
Gross profit	16,238	61.4	13,535	58.5	46,585	61.5	42,477	60.0
Operating expenses:
Research and development	4,252	16.1	5,113	22.1	12,977	17.1	13,541	19.1
Sales and marketing	12,178	46.0	11,942	51.6	34,694	45.8	37,299	52.7
General and administrative	4,146	15.7	4,237	18.3	12,714	16.8	12,790	18.1
Total operating expenses	20,576	77.8	21,292	92.0	60,385	79.8	63,630	89.9
Loss from operations	(4,338)	(16.4)	(7,757)	(33.5)	(13,800)	(18.2)	(21,153)	(29.9)
Interest income	139	0.5	83	0.4	366	0.5	268	0.4
Other (expense) income, net	(149)	(0.5)	(132)	(0.6)	(314)	(0.4)	(178)	(0.3)
Loss before income taxes	(4,348)	(16.4)	(7,806)	(33.7)	(13,748)	(18.2)	(21,063)	(29.8)
Provision for income taxes	(116)	(0.5)	(85)	(0.4)	(374)	(0.5)	(225)	(0.3)
Net loss	$(4,464)	(16.9)%	$(7,891)	(34.1)%	$(14,122)	(18.7)%	$(21,288)	(30.1)%

Revenue:

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Change		2015	2014	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Devices	$10,448	$8,760	$1,688	19.3%	$29,100	$27,934	$1,166	4.2%
Software	3,696	3,260	436	13.4	10,826	10,125	701	6.9
Total product	14,144	12,020	2,124	17.7	39,926	38,059	1,867	4.9

Service revenue
Maintenance and support	9,852	8,914	938	10.5	28,463	26,036	2,427	9.3
Professional services and training	2,458	2,190	268	12.2	7,332	6,724	608	9.0
Total service	12,310	11,104	1,206	10.9	35,795	32,760	3,035	9.3
Total revenue	$26,454	$23,124	$3,330	14.4	$75,721	$70,819	$4,902	6.9
Three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Total revenue increased $3.3 million, or 14.4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in total revenue was a result of increased product and services revenue.
Product revenue increased $2.1 million, or 17.7%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Device revenue increased $1.7 million, or 19.3%, and software revenue increased $0.4 million, or 13.4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue was mainly a result of an increase in unit sales of licenses for our Communication software.
Service revenue increased $1.2 million, or 10.9%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Software maintenance and support revenue increased $0.9 million, or 10.5%, and professional services and training revenue increased $0.3 million, or 12.2%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in software maintenance and support revenue was primarily the result of having a larger customer base. The increase in professional services and training revenue was due to increases in implementation services for our Communication solution.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Total revenue increased $4.9 million, or 6.9%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in total revenue was a result of increased product and services revenue.
Product revenue increased $1.9 million, or 4.9%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Device revenue increased $1.2 million, or 4.2%, and software revenue increased $0.7 million, or 6.9%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue was mainly a result of an increase in unit sales of licenses to our Communication software.
Service revenue increased $3.0 million, or 9.3%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Software maintenance and support revenue increased $2.4 million, or 9.3%, and professional services and training revenue increased $0.6 million, or 9.0%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in software maintenance and support revenue was primarily the result of having a larger customer base, which increased software maintenance revenue by $2.2 million and increased extended warranty revenue by $0.2 million. The increase in professional services and training revenue was due to more implementation services for our Communication solution.

Cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Change		2015	2014	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$5,248	$4,706	$542	11.5%	$14,403	$14,117	$286	2.0%
Service	4,968	4,883	85	1.7	14,733	14,225	508	3.6
Total cost of revenue	$10,216	$9,589	$627	6.5%	$29,136	$28,342	$794	2.8%

Gross margin
Product	62.9%	60.8%	2.1%		63.9%	62.9%	1.0%
Service	59.6%	56.0%	3.6%		58.8%	56.6%	2.2%
Total gross margin	61.4%	58.5%	2.9%		61.5%	60.0%	1.5%
Three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Cost of product revenue increased $0.5 million, or 11.5%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The cost of product revenue increased primarily due to a higher number of communication badges and related accessories sold. Product gross margin as a percentage of product revenue increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due primarily to higher absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $0.1 million, or 1.7%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The cost of service revenue increased primarily due to an increase in the number of deployments of our Communication solution. Service gross margin as a percentage of service revenue increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to higher absorption of our fixed overhead costs.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Cost of product revenue increased $0.3 million, or 2.0%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The cost of product revenue increased primarily due to a higher number of communication badges and related accessories sold. Product gross margin as a percentage of product revenue increased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due primarily to higher software product revenue as a percentage of total product revenue and higher absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $0.5 million, or 3.6%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The cost of service revenue increased primarily due to a higher number of deployments of our Communication solution. Service gross margin as a percentage of service revenue increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due primarily to higher absorption of our fixed services overhead costs.

Operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Change		2015	2014	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses:
Research and development	$4,252	$5,113	$(861)	(16.8)%	$12,977	$13,541	$(564)	(4.2)%
Sales and marketing	12,178	11,942	236	2.0	34,694	37,299	(2,605)	(7.0)
General and administrative	4,146	4,237	(91)	(2.1)	12,714	12,790	(76)	(0.6)
Total operating expenses	$20,576	$21,292	$(716)	(3.4)%	$60,385	$63,630	$(3,245)	(5.1)%
Three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Research and development expense. Research and development expense decreased $0.9 million, or 16.8%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease was primarily due to a $0.5 million decrease in compensation costs related to contingent payments related to the Prana Technologies acquisition in the three months ended September 30, 2014 and a $0.4 million decrease in outside development costs.
Sales and marketing expense. Sales and marketing expense increased $0.2 million, or 2.0%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to a $0.2 million increase in personnel costs, primarily related to sales commissions.
General and administrative expense. General and administrative expense decreased $0.1 million, or 2.1%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease was primarily due to a $0.4 million reduction in legal expenses and a $0.1 million reduction in consulting costs, partially offset by a $0.3 million increase in incentive compensation.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Research and development expense. Research and development expense decreased $0.6 million, or 4.2%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This was primarily due to a $0.7 million decrease in outside services. This decrease was partially offset by an increase of $0.1 million in personnel and travel costs associated with higher headcount.
Sales and marketing expense. Sales and marketing expense decreased $2.6 million, or 7.0%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This was primarily due to a $1.4 million decrease in personnel and travel costs associated with lower compensation and timing of hiring as well as a $1.3 million decrease in outside services and marketing programs. This decrease was partially offset by a $0.1 million increase in equipment and supplies.
General and administrative expense. General and administrative expense decreased 0.1 million, or 0.6% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This resulted primarily from a decrease of $0.9 million in outside services related to lower legal expenses and a lower reliance on consultants and a $0.3 million decrease in software licenses. This decrease was partially offset by a $0.8 million increase in employee related expenses and a $0.3 million increase in bad debt related to a disputed customer receivable.

Interest Income and Other (Expense) Income, Net:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Interest income	$139	$83	$56	$366	$268	$98
Other (expense) income, net	(149)	(132)	(17)	(314)	(178)	(136)
Three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Interest income. Interest income did not significantly change for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Other (expense) income, net. The change in other income (expense) in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to foreign exchange fluctuations.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Interest income. Interest income did not significantly change for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Other (expense) income, net. The change in other income (expense) in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to foreign exchange fluctuations.

Liquidity and Capital Resources
As of September 30, 2015, we had cash and cash equivalents and short-term investments of $116.1 million and no outstanding borrowings, which was largely attributable to the net proceeds of two common stock offerings in 2012. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Nine months ended September 30,
(in thousands)	2015	2014
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(445)	$(3,866)
Net cash used in investing activities	(6,668)	(20,954)
Net cash provided by financing activities	946	1,352
Net decrease in cash and cash equivalents	$(6,167)	$(23,468)
Operating activities
Cash used in operating activities was $0.4 million for the nine months ended September 30, 2015, due to a net loss of $14.1 million, partially offset by non-cash items such as depreciation and amortization of $2.5 million for property and equipment and acquired intangible assets and stock-based compensation of $8.5 million. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $2.1 million, which was attributable to collections on prior periods' invoices exceeding the current period billings, a decrease of $1.4 million in inventories, an increase of $1.2 million in accounts payable and $0.1 million increase in accrued and other liabilities. These factors were offset by certain cash outflows, including a $1.4 million decrease in deferred revenue, a $0.5 million increase in other receivables and a $0.3 million increase in prepaid expenses.
Cash used in operating activities was $3.9 million for the nine months ended September 30, 2014, due to a net loss of $21.3 million, that included non-cash items such as depreciation and amortization of $2.2 million for property and equipment and acquired intangible assets and stock-based compensation of $8.2 million. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $7.8 million, which was attributable to collections on prior periods' invoices exceeding the current period billings, a decrease of $1.1 million in inventories and a $0.6 million increase in customer prepayments. These factors were offset by certain cash outflows, including a $0.4 million decrease in deferred revenue, a $1.0 million decrease in accounts payable and a $1.0 million increase in prepaid expenses.
Investing activities
Cash used in investing activities was $6.7 million for the nine months ended September 30, 2015, due to $80.1 million for purchases of short-term investments, partly offset by $74.3 million short-term investment maturities. An additional $0.8 million of cash was used for the purchase of property and equipment and leasehold improvements, partly offset by a release of $40 thousand of restricted cash.
Cash used in investing activities was $21.0 million for the nine months ended September 30, 2014 due to $7.0 million for the business acquisitions of mVisum and Prana Technologies and $87.3 million for purchases of short-term investments, partially offset by $70.7 million and $3.9 million of short-term investment maturities and investment sales, respectively. An additional $1.6 million of cash was used for the purchase of property and equipment and leasehold improvements, partially offset by release of $0.3 million of restricted cash.

Financing activities
Cash provided by financing activities was $0.9 million for the nine months ended September 30, 2015, primarily attributable to $0.9 million of proceeds from stock option exercises, $0.7 million of proceeds from issuance of common stock from the employee stock purchase plan, $0.1 million of proceeds from common stock warrant exercises and $0.8 million of cash from lease-related performance obligations. This was partially offset by a $1.5 million decrease for employee taxes paid on net share settlement.
Cash provided by financing activities was $1.4 million for the nine months ended September 30, 2014, primarily attributable to $0.9 million of ESPP purchases, $0.9 million proceeds from stock option exercises and $0.6 million of cash from lease-related performance obligations. This was partially offset by a $1.0 million decrease for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, "Commitments and Contingencies," for a discussion of our non-cancelable purchase commitments.

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
As of September 30, 2015, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
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
In connection with a mediation, an agreement in principle to settle the suit was reached in October 2015. The settlement, which is subject to the parties' execution of final settlement documents and the approval of the Court, calls for payment of $9 million, which will be funded entirely by our insurance carriers.
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
We have incurred significant losses in the past and reported a net loss of $14.1 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $106.9 million. If we cannot achieve profitability in future periods, our business and our stock price may be adversely affected.
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
To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Sales of our Vocera Communication solution to the healthcare market accounted for 93%, 90% and 91% of our revenue for the nine months ended September 30, 2015, and for the years ended December 31, 2014 and 2013, respectively. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future.

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
Even if hospital personnel determine that our Vocera Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure, to initially deploy and support our solution, or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints from unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, hospitals, including both governmental and commercial, are experiencing lower Medicare reimbursement rates and higher compliance demands, and penalties from the implementation of the Patient Protection and Affordable Care Act of 2010 (ACA) and other healthcare reform legislation. As a consequence, we may experience a slowdown and deferral of orders for our Vocera Communication solution that could negatively impact our sales. We believe hospitals are currently prioritizing allocation of funds for capital and infrastructure improvements to benefit from electronic health records incentives and for compliance with ICD-10 diagnosis coding requirements, which may impact their ability to purchase and deploy our solution. We might not be able to sustain or increase our revenue from sales of our Vocera Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.
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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions; and

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance.
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
Federal budget activities also impact our customers. We believe that it is likely that additional legislative changes by Congress and rulemaking by HHS will continue. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. These potential customers may be impacted by budgetary and legislative actions.
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
In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been deployed in over 250 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 3% and 3% of our revenue for the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.
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
We generally recognize revenue from our customer maintenance and support contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 38%, 37% and 31% of our revenue for the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.
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
Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, we generated 7.9%, 9.9% and 10.5% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In the second quarter of 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

VOCERA COMMUNICATIONS, INC.
Date: November 5, 2015	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: November 5, 2015	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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