Form 10-K
period 2015-12-31
VOCERA COMMUNICATIONS, INC.
filed 2016-03-14
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $206 million based upon the $11.45 closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates of registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 11, 2016, there were 26,435,787 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

VOCERA COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2014

PART I

This Annual Report on Form 10-K contains forward-looking statements that are based on our beliefs and assumptions regarding future events and circumstances, including statements regarding our strategies, our opportunities, developments in the healthcare market, our relationships with our customers and contract manufacturer and other matters. These statements are principally contained in Item 1, Business; Item 1A, Risk Factors; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K. Forward-looking statements include statements that are not historical facts and can be identified by words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,”, "seeks", “continue,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other similar words and phrases.
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
Overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve patient safety and experience, and increase operational efficiency. As of December 31, 2015, our solutions had been selected by more than 1,400 facilities worldwide.
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
At the core of our Communication solution is a patent-protected, enterprise-class server software platform. Our software platform is built upon a scalable architecture and recognizes more than 100 spoken commands. Users can instantly communicate with others using the Vocera communication badge or through client applications for iPhone and Android devices. Our solution lets users communicate and collaborate with each other using voice or HIPAA-compliant secure texting, and unlike other solutions, allows users to reach people by their role, room assignment or department, without needing to know a person’s name or phone number. The system can also broadcast emergency messages to a single department or to an entire company. Our Communication solution can be integrated with other clinical systems, including Electronic Health Records (EHR), nurse call, and patient monitoring, to provide critical data, alerts and clinical context, and enable consistent workflows. Today, we have integrations with more than 70 other clinical systems. We have recently expanded our Communication solution to include our Clinical Workflow Engine, which provides connectivity to leading nurse call and physiological monitors and includes alarm analytics software that enables nurses and clinicians to view, prioritize and respond to critical alarms and set better alarm policies via intelligent analytics, which helps reduce alarm fatigue and improve patient safety.
Beyond healthcare, our Communication solution is used to quickly and contextually connect staff in other mission-critical mobile-worker environments. Our communication solution is used in the nuclear power industry to facilitate instant, efficient communications during maintenance shutdowns. In the hospitality industry, Vocera connects front-of-house and back-of-house staff to improve guest experience and staff productivity.
Over our 16-year history, we have significantly enhanced and added features and functionality to this solution through ongoing development based on frequent interactions with our customers.
Vocera Care Experience is a hosted software solution suite that coordinates and streamlines provider-to-patient and provider-to-provider communication to improve patient safety and experience, reduce care provider's risk and improve reimbursements.  The solution provides personalized patient instructions and education; provides alerts and notifications to physicians and caregivers of patients’ changing care plans or status; and tracks patient experience before, during and after hospitalization.
Our Experience Innovation Network, a thought leadership collaborative, is a membership-based program designed to spread the adoption of leading strategies to improve patient and staff experience.
As of December 31, 2015, our solutions were selected by over 1,150 hospitals and healthcare facilities, including large hospital systems, small and medium-sized local hospitals, and a small number of clinics, surgery centers and aged-care facilities. Over 1,400 facilities, including non-healthcare users, have selected our solutions. We sell our solutions to our healthcare customers primarily through our direct sales force in the United States, with resellers for certain U.S. Government business, and through both direct sales and select distribution channels in international markets.
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
Hospital communication is still predominantly conducted through multiple disparate, non-integrated systems, including pagers, overhead paging, portable in-building wireless phones and individuals’ personal mobile phones. These non-integrated communication methods are inefficient and often unreliable; not providing “closed loop” communication, workflow standardization, or the scale required by health systems. Further, they often contribute to noisy environments for patients and negatively impact healing, safety, quality of care and operational efficiency.
Broadly, we believe the changes occurring in the healthcare industry enhance the need for better communication to meet increasing requirements for care quality, patient safety, efficiency and patient satisfaction. These changes also require greater coordination of care among clinicians for the industry’s shift towards population health and paying for value instead of the traditional fee-for-service reimbursement model. This shift to value-based purchasing incorporates financial incentives for hospitals to improve the quality of care and patient satisfaction. A number of non-government organizations, such as The Joint Commission, are also requiring improvements in patient safety and quality of care. These forces are driving hospitals to invest in technology and process improvements to manage their operations more efficiently and to improve safety, quality and cost of care and patient satisfaction. Our communication and patient experience solutions help hospitals increase productivity and reduce costs by streamlining operations, improving patient and staff satisfaction by enabling secure, integrated and intelligent communication.

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

•
Further penetrate our existing installed customer base.    Typically, our customers initially deploy our Communication solution in a few departments of a hospital and gradually expand to additional departments as they come to fully appreciate the value of our solution. We recognize the significant opportunity to up-sell and cross-sell to our existing customers, including into new hospitals that are part of an existing healthcare system customer. Key sales strategies include promoting further adoption of our Communication solution, and demonstrating the value of our new solutions to our existing customers. We plan to continue expanding within our existing customers in order to grow our revenue and maintain and improve customer experience.

•
Extend our technology advantage and create new product solutions.    We intend to continue our investment in research and development to enhance the functionality of our communication solutions and further differentiate them from other competing solutions. We plan to invest in product upgrades, product line extensions and new solutions to enhance our portfolio, including further development of applications for iPhone and Android devices.

•
Invest in partnerships. In order to gain access to clinical data and patient context needed to create a highly efficient communication system for the entire care team, we plan to continue to broaden our ecosystem of technology partners, including vendors that provide nurse call systems, patient monitoring systems and EHRs. We are developing a range of business partnerships to broaden our overall market presence and accelerate the sales of our offerings.

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

•
Grow our international healthcare presence.    Today, in addition to our core U.S. market, we sell into other English-speaking markets, including Canada, the United Kingdom, Australia and New Zealand. As of December 31, 2015, our solutions were selected by over 170 healthcare facilities outside the United States. We plan both to utilize our direct sales force and leverage channel partners to expand our presence in other English-speaking markets. We have also introduced localized versions of our Communication solution for English speakers in Singapore, Malaysia and Middle Eastern countries including the United Arab Emirates and Saudi Arabia. We believe that the rapid pace of investment in new healthcare facilities in these developing international markets provides a significant opportunity for growth.

•
Expand our communication solutions in non-healthcare markets.    While our primary focus is on the healthcare market, we believe that our communication solutions can also provide value in non-healthcare markets. Our communication solutions have been selected by over 270 facilities in markets beyond healthcare including hospitality, energy and other mission critical mobile worker environments. Currently, this is not a material portion of our revenue, but longer term, we believe these markets could represent potential opportunities for growth.

Our products, technology and services
Our solutions include the Vocera Communication System, Vocera Care Experience suite and our Experience Innovation Network, a thought leadership collaborative. To complement our solutions, we provide services, support and education to help our customers optimize the benefits of our solutions.
Vocera Communication System
The Vocera Communication System is comprised of a unique software platform that connects communication devices, including our hands-free, wearable, voice-controlled communication badges, and third-party mobile devices that use our software applications to become part of the Vocera system. The system transforms the way mobile workers communicate by enabling them to instantly connect via voice or text messaging with the right person simply by saying or selecting the name, function or group name of the person they want to reach, often while remaining at the point-of-care. Our system responds to over 100 spoken commands.
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
Components of the Vocera Communication System include:

•
Vocera Communication Platform.    At the heart of our Vocera Communication System is a patent-protected, enterprise-class software platform that runs on our customers' Windows-based servers. The intelligence of our client-server system is contained primarily within our server-software. This platform contains an optimized speech recognition engine, intelligent call routing and management functionality, reporting and analytics tools, clinical directories and user profiles. In addition, the platform contains our robust workflow capability that enables customization of workflow patterns for each customer. Recognizing the rapidly expanding footprint of care, our scalable software platform can support multiple geographic sites and multiple facilities within a healthcare system to help clinicians stay connected to the current status of their patients.

•
Vocera Communication Badge.    Our communication badge is a wearable device weighing less than two ounces that operates over customers’ industry-standard Wi-Fi networks. The badge is worn clipped to a shirt or on a lanyard. It can be used to conduct hands-free communication and is the only hands-free device of its kind. It enables instant two-way voice conversations without the need to remember a phone number or use a handset. An over-the-air update mechanism seamlessly updates device software. Our badge also incorporates automatic diagnostic mechanisms that feed data on wireless network performance back to the software platform for reporting and diagnosis of problems. The Vocera B3000n badge, our fifth generation communication badge, builds upon the improved durability, louder speaker for noisy environments and proprietary acoustic noise reduction technology of the fourth generation B3000 badge, and adds new wireless capability by supporting the IEEE 802.11n wireless standard. In April 2014 the Vocera B3000 communication badge received FIPS 140-2 certification from the National Institute of Standards and Technology, and we are in the process of applying for these certifications for the B3000n. In January 2015, we received an Authority to Operate (ATO) certification from the U.S. Department of Defense. Both of these certifications are requirements to sell our solutions to U.S. government and military hospital and medical facilities.

•
Vocera Collaboration Suite. The Vocera Collaboration Suite provides a seamless multi-mode communications and collaboration experience; combining the unique calling, texting, alerting and content distribution capabilities of Vocera into a secure, easy-to-use smartphone application. Available and certified for use on commercially-available iOS and Android devices, the Vocera Collaboration Suite supports both personal (BYOD) and shared device usage models. The Collaboration Suite includes both our instant voice communication solution and our secure enterprise messaging and alerting solution that enable the robust, reliable and HIPAA-compliant delivery of critical pages, text, messages, alarms and alerts. Users can receive and send messages from smartphones, and send through a web-based console, or through integrated third-party clinical systems. Our software platform provides a highly reliable push messaging mechanism as well as centralized routing intelligence, a directory of clinical users and contacts and the monitoring controls that display a real-time dashboard of delivery and receipt confirmations and responses.

•
Vocera Secure Texting. Launched in mid-2015, Vocera Secure Texting is an easy to use alternative to non-secure SMS texting that enables HIPAA-compliance and includes our cloud-based Secure Texting application, extending the power of the Vocera Communication Platform to physicians and care teams that are located both inside and outside the hospital. Vocera Secure Texting balances security and convenience by providing an easy-to-use, HIPAA-compliant alternative to non-secure SMS texting and includes basic voice capabilities to enhance communication and collaboration. The solution integrates seamlessly with the Vocera Communication Platform, providing texting and voice capabilities across a wide range of end points including iPhone and Android devices and all popular browsers. Vocera Secure Texting is available at no additional cost to existing Vocera customers who are current with their software maintenance contract.

•
Clinical Integration. Our platform has the ability to integrate with a diverse set of standards-based and customized adapters to a variety of telephony, clinical and EHR systems. We can integrate and manage workflows with over 70 third-party clinical systems, including nurse call, patient monitoring and EHR systems. Our integration platform provides the content, context and workflow that enable the immediate delivery of interactive alerts and contextually relevant data to hospital workers, helping to improve patient safety and satisfaction. For some integrations, customers can use the Vocera Clinical Workflow Engine to integrate with these clinical systems and reduce the need for additional middleware, by enabling the Vocera Communication Platform to connect with a variety of nurse call and patient monitoring systems. For example, as a result of our acquisition of mVisum, Inc., in 2014 we offer an FDA cleared solution that acts as a secondary alarm notification system and provides clinical context, including waveforms, like EKGs and vital signs, providing decision support and insight into the criticality of each alarm. The integration uses patented push notification technology to connect with and distribute data from many hospital alarm-generating devices and deliver alarms and patient details to physicians and specialists on their smartphones. Configurable dashboards allow users to monitor alarms and alarm responses at the floor, nurse and individual bed levels. Our Clinical Analytics module works in conjunction with the Vocera system and provides hospitals with the evidence needed to manage and improve their alarm management strategy with the goal of reducing alarm fatigue, improving patient safety, and enhancing care team efficiency.

•
Choice of Devices. In July 2015, we announced that we will resell Zebra Technologies MC40-HC Android mobile computer (MC40). The MC40 will be offered as a bundled solution with the Vocera Collaboration Suite to provide a complete, turnkey solution for our customers’ clinical communication needs. We also work closely with Apple Inc. to offer a bundled solution that delivers our solution on iOS devices. This gives our customers a choice of different devices to access the power of the Vocera Communications platform, including both iOS and Android devices.

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

•
Care Transition Notification - Patient updates can be sent by hospital staff via text and/or email to primary care physicians and skilled nursing facilities about patient admissions, status updates, and hospital discharges helping to keep primary care physicians up-to-date on their patients’ care, and ensuring safer care transitions to skilled nursing facilities.

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

•
Professional services.    Our professional services are critical to helping customers successfully deploy, manage, update and/or expand their Vocera systems in order to gain the full benefits of our solutions. As of December 31, 2015, our professional services team consisted of 44 professionals with expertise in wireless communication, clinical workflow, end-user training, speech science and project management, approximately half of whom are nurses who understand and can assist clients in addressing the challenges of clinical communication issues. We offer a full suite of services, including clinical workflow design, wireless assessment, solution configuration, training and project management, enabling customers to integrate our solutions and improve workflow efficiency and staff productivity. We also provide classroom and distance learning curricula for systems administrators, information technology professionals and clinical educators.

•
Technical support.    We provide 24x7 technical support to our customers through our support centers in San Jose, California; Toronto, Canada; Knoxville, Tennessee and Reading, United Kingdom. As of December 31, 2015, our technical support team consisted of 44 technical support professionals with expertise in wireless, telephony, integration, servers and client devices. Our team utilizes remote diagnostic tools to proactively assess the performance of customer systems. Each support center includes bilingual French/English engineers. We assign technical account management resources to our largest accounts to help them expand the use of our solutions and facilitate adoption of new functionality. Additional services, including an annual Remote System Health Assessment and biweekly technical webinar education, are offered as project-based consulting or through our membership collaborative.

•
Vocera University. We provide hands-on, interactive educational experience through classroom training, distance learning or customized courseware covering best practices, implementation and use of our solutions. Training courses are provided for systems administrators, IT professionals and industry-specific, end-user educators.

Sales and marketing
Sales
Our sales employees call on hospitals and healthcare systems in the United States, the United Kingdom, Australia, New Zealand, Singapore, Malaysia and several countries in the Middle East. As of December 31, 2015, we had 126 sales and account support employees. The sales team is organized to allow us to better serve our customers and to support the different elements of our sales strategy. Certain members of the sales team focus on the development of new customer relationships with large integrated health systems and government healthcare facilities. Our compensation is structured to incentivize new account development. We supplement our sales organization by utilizing a U.S. government-authorized reseller to facilitate our sales to Veterans Administration and Department of Defense healthcare facilities. Sales team members also focus on new customer development with smaller systems and individual hospitals. The sales team further includes account managers who focus on service and additional sales to existing customers. We enhance our sales efforts by including in our sales staff individuals with nursing backgrounds to address clinical uses with, and provide utilization advice to, customers and potential customers. We have also staffed our sales team with system engineers who focus on the technical elements of system optimization, particularly wireless, and overall product configuration. We have a small direct sales team to focus on developing our non-healthcare business, including hospitality, energy and other mission critical mobile work environments.
We strive to hire sales employees with at least 10 years of experience selling enterprise solutions in healthcare and who have experience selling in competitive and complex environments with multiple decision makers. In markets outside the United States, our sales efforts are supplemented by a select group of resellers and distributors.
Marketing
Our marketing efforts focus on building awareness and generating demand. We believe continuing to increase our brand recognition is important for the growth of our business as well as generating demand for our solutions. As of December 31, 2015, we had 24 employees in marketing, product management and business development.
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
Customers
Our customers include over 1,150 hospitals and other healthcare facilities, of which over 170 are outside of the United States. In addition, our Vocera Communication solution has been selected by over 270 facilities in other non-healthcare markets. Our healthcare customers include national and international health and hospital systems, large and medium-sized independent and academic hospitals, small hospitals and healthcare facilities, and U.S. governmental hospitals and care facilities. Our diverse customer base has very low customer revenue concentration.

During 2015 and 2014, non-U.S. markets represented approximately 8.8% and 9.9% of our revenue, respectively. We are developing plans to offer our solutions in a wider range of international markets.
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

At this time, the primary alternative to our system consists of a combination of traditional communication methods utilizing wired phones, wireless in-building phones, smartphones, pagers and overhead paging systems.
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
Research and development
Our continued investment in research and development is critical to our business. We have assembled teams of engineers with expertise in various fields, including software, firmware, database design, applications, speech recognition, wireless communication and hardware design. We employ research and development personnel in San Jose, California; Knoxville, Tennessee; Toronto, Canada and Bangalore, India. There were 88 full-time research and development employees as of December 31, 2015. We also utilized small teams of contractors in India and Ukraine to assist with quality assurance testing and automation, and targeted development efforts. Our research and development expenditures were $17.0 million, $18.0 million and $14.9 million in 2015, 2014 and 2013, respectively.
Intellectual property
Our success depends, in part, upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We held 29 U.S. patents as of December 31, 2015, including patents on many capabilities of our software platform and communication badge.  The expiration dates of these patents range from 2018 through 2032. One or more utility patents have also been issued in Australia, Canada, India, Japan and the European Patent Office (with validation in Germany, France, the United Kingdom and the Netherlands). A European Community design patent has been issued that protects the design in multiple European jurisdictions.
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

These manufacturers are responsible for procuring all the components included in our products, as specified and approved by us. Some of these components are sole-sourced off-the-shelf and some are custom components built exclusively for our products. In the event we are unable to procure certain components, we could be required to redesign some of our products in order to incorporate technology from alternative sources. An unplanned redesign of our products could materially and adversely affect our business.
We require our suppliers to perform both incoming and outgoing product inspections. In addition, we perform in-house quality control and ongoing reliability testing.
In July 2015, we announced that Vocera will resell Zebra Technologies MC40-HC Android mobile computer (MC40). The MC40 will be offered as a bundled solution with the Vocera Collaboration Suite to provide a complete, turnkey solution for our customers’ clinical communication needs.
Employees
As of December 31, 2015, we had 387 employees, consisting of 18 in manufacturing and quality operations, 88 in research and development, 150 in sales and marketing, 88 in services and 43 in general and administrative. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider current employee relations to be good.
Backlog
Our backlog of undelivered orders was $58.2 million and $33.1 million at December 31, 2015 and 2014, respectively. Of the current backlog, all but $28.7 million is expected to be delivered in 2016.
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
In addition, we are subject to privacy and security regulations in other jurisdictions. For example, the European Union (EU) adopted the Data Protection Directive (DPD) (officially Directive 95/46/EC), imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities.
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
Medical device regulation
The U.S. Food and Drug Administration (FDA) regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. We have concluded that our communication products are general-purpose communication devices not subject to FDA regulation. However, either the FDA could disagree with our conclusion or changes in our product or the FDA’s evolving regulations could lead to the imposition of medical device regulation on our products. In this event, we would be subject to extensive regulatory requirements, including the expense of compliance with Medical Device Reporting and Quality System regulation and the potential of liability for failure to comply, and we could be required to obtain 510(k) clearance or premarket approval of our products from the FDA prior to commercial distribution. Some of the new products acquired as a result of the mVisum acquisition are regulated by the FDA as Class II medical devices under applicable law and FDA regulations, including being subject to the 2.3% excise tax that was in effect under the Affordable Care Act through December 31, 2015. Class II devices are devices classified by the FDA as posing a moderate to high risk and therefore subject to both “general controls” and “special controls”, as such terms are defined in the Food, Drug and Cosmetics Act. Further, for other products we could become subject to the 2.3% excise tax if the FDA were to determine in the future that they constitute medical devices.
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
Information about segment and geographic revenue
Information about segment and geographic revenue is set forth in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income (loss) for the years ended December 31, 2015, 2014 and 2013, and our total assets as of December 31, 2015 and 2014, is included in our Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Executive officers
The names of our executive officers, their ages as of March 12, 2016, and their positions are shown below.

Name	Age	Position
Brent D. Lang	48	President and Chief Executive Officer
Justin R. Spencer	44	Executive Vice President and Chief Financial Officer
Jay M. Spitzen, Ph.D., J.D.	66	General Counsel and Corporate Secretary
M. Bridget Duffy, M.D.	56	Chief Medical Officer
Paul Johnson	52	Executive Vice President of Sales and Services

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

M. Bridget Duffy, M.D. has served as our Chief Medical Officer since January 2013. Previously, Dr. Duffy was the co-founder of ExperiaHealth, Inc., which became a subsidiary of Vocera in November 2010. Dr. Duffy served as its Chief Experience Officer from July 2009 through October 2010, and as its Chief Executive Officer from November 2010 through July 2013. From July 2007 to June 2009, Dr. Duffy served as chief experience officer of the Cleveland Clinic, a non-profit academic medical center. Dr. Duffy earned her Doctor of Medicine in June 1991 from the University of Minnesota and currently holds a Physician and Surgeon license in both the states of Minnesota and California.

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

We have incurred significant losses in the past and reported a net loss of $17.1 million for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $109.8 million. If we cannot achieve profitability in future periods, our business and our stock price may be adversely affected.

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

We depend on sales of our Vocera Communication solution in the healthcare market for substantially all of our revenue, and decrease in sales in the healthcare market would harm our business.

To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Sales of our Vocera Communication solution to the healthcare market accounted for 94%, 90% and 91% of our revenue for the year ended December 31, 2015, December 31, 2014 and 2013, respectively. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future.

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

Even if hospital personnel determine that our Vocera Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals are currently facing significant budget constraints from unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, and penalties from the implementation of the Patient Protection and Affordable Care Act of 2010 (ACA) and other healthcare reform legislation. As a consequence, we may experience slowdowns and deferral of orders for our solution that could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our Vocera Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

If we fail to offer high-quality services and support for any of our solutions, our operating results and our ability to sell those solutions in the future will be harmed.

Our ability to sell our Vocera Communication or Care Experience solutions is dependent upon our professional services and technical support teams providing high-quality services and support. Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is deemed unsatisfactory, we may incur significant costs to attain and sustain customer satisfaction or, in extreme cases, our customers may choose not to deploy our solution. As we rapidly hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners to provide high-quality services and support in markets outside the United States could also harm sales of our solutions.

As we continue to pursue opportunities for larger deals, we may experience a longer time period for the deals to deploy and as a result, our revenue recognition for these deals may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex deals across multiple sites, we have been and may continue to be required to agree to customer acceptance clauses. Delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional professional services or other costs in an effort to obtain such customer acceptance.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to twelve months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, we experienced elongated sales cycles due to uncertainty surrounding healthcare reform and lower hospital admission trends in 2013 and 2014. At this time, hospitals in the U.S. face significant uncertainty over the continuing impact of federal government budgets, and continuing changes in the implementation and deadlines for compliance with the ACA and other healthcare reform legislation, as well as potential future statutes and rulemaking.

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

Federal budget activities also impact our customers. We believe that it is likely that additional legislative changes by Congress and rulemaking by HHS will continue. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. These potential customers have been and may continue to be impacted by budgetary and legislative actions.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been deployed in over 250 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2% of our revenue for the year ended December 31, 2015 and 3% for each of the years ended December 31, 2014 and 2013. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We generally recognize revenue from our customer maintenance and support contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 37%, 37% and 31% of our revenue for the year ended December 31, 2015, December 31, 2014 and 2013, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the year ended December 31, 2015, December 31, 2014 and 2013, we generated 8.8%, 9.9% and 10.5% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In the second quarter of 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

Any legislation or regulation in the area of privacy and security of personal information could affect the way we operate our services and could harm our business. For example, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain EU legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our solutions or increase the costs associated with selling our solutions, and may affect our ability to invest in or jointly develop solutions in the United States and in foreign jurisdictions. Further, we cannot assure you that our privacy and security policies and practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.

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

Our solutions utilize lithium-ion batteries and electronic components that may overheat or otherwise malfunction as a result of physical or environmental damage. Components of our solutions emit radio frequency (RF) emissions which have been alleged, in connection with cellular phones, to have adverse health consequences. Magnets in our badges may emit electromagnetic radiation and may be alleged to interfere with implanted medical or other devices. While these components of our solutions comply with applicable guidelines, some may allege that these components of our solutions cause adverse health consequences. Also, applicable guidelines may change making these components of our solutions non-compliant. Any such allegations or non-

compliance, or any regulatory developments, could negatively impact the sales of our solutions, require costly modifications to our solutions, and harm our reputation.

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

Location	Approximate square feet	Primary use	Lease expiration date
San Jose, California	70,000	Corporate headquarters and product warehousing	March 31, 2022
Knoxville, Tennessee	7,502	Development, sales and support	March 31, 2016
San Francisco, California	3,093	Vocera Care Experience offices	May 31, 2016
Toronto, Canada	4,578	Development, sales and support	April 30, 2017
Reading, United Kingdom	865	Sales and support	December 31, 2017
Bangalore, India	3,906	Development	March 31, 2017
Dubai, United Arab Emirates	950	Sales and support	December 21, 2016

Item 3.	Legal Proceedings
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
In connection with a mediation, an agreement in principle to settle the suit was reached in October 2015. On March 4, 2016, the Court issued an order granting Lead Plaintiffs' motion for preliminary approval of the settlement. The settlement, which is subject final approval of the Court, calls for payment of $9 million, which will be funded entirely by our insurance carriers.
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
Market Information
Our common stock has been listed on the New York Stock Exchange under the symbol “VCRA” since March 28, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Year ending December 31, 2015
First Quarter	$10.85	$8.96
Second Quarter	$12.07	$9.68
Third Quarter	$12.50	$10.67
Fourth Quarter	$13.37	$10.14

	High	Low
Year ending December 31, 2014
First Quarter	$19.29	$15.67
Second Quarter	$16.44	$11.86
Third Quarter	$13.91	$8.06
Fourth Quarter	$10.53	$7.64

Holders of Common Stock
As of March 11, 2016, we had 65 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
The following stock performance graph compares the cumulative total return provided to holders of the common stock of Vocera Communications, Inc. relative to the cumulative total returns of the New York Stock Exchange Composite Index and the Standard & Poors 1500 Health Care Technology Index since the pricing of the initial public offering of Vocera’s common stock on March 28, 2012.  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on March 31, 2012, including reinvestment of dividends, and its relative performance is tracked through December 31, 2015.

	03/28/12	12/31/12	12/31/13	12/31/14	12/31/15
Vocera Communications Inc.	100.00	119.35	74.23	49.55	58.01
NYSE Composite	100.00	105.02	132.62	141.57	135.78
S&P Health Care Technology	100.00	101.94	146.38	169.80	158.01
Issuer Purchases of Equity Securities
During the three months ended December 31, 2015, we did not repurchase any of our securities.

Item 6.	Selected Financial Data
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
We derived the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited financial statements included elsewhere in this report. We derived the consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited financial statements that do not appear in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Consolidated statements of operations data:
Total revenue	$104,086	$95,421	$102,498	$100,957	$79,503
Gross profit	64,576	58,185	64,189	64,336	47,996
Net (loss) income	(17,106)	(28,297)	(10,465)	2,893	(2,479)
Less: undistributed earnings attributable to participating securities	—	—	—	(1,366)	—
Net (loss) income attributable to common stockholders	$(17,106)	$(28,297)	$(10,465)	$1,527	$(2,479)

Net (loss) income per share attributable to common stockholders
Basic and diluted	$(0.66)	$(1.12)	$(0.43)	$0.08	$(0.74)
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	25,971	25,329	24,621	17,979	3,370
Diluted	25,971	25,329	24,621	20,608	3,370

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$116,774	$116,261	$127,676	$127,510	$14,898
Total assets	162,261	159,628	173,107	167,305	49,818
Total borrowings	—	—	—	—	8,333
Convertible preferred stock warrant liability	—	—	—	—	1,853
Convertible preferred stock	—	—	—	—	53,013
Total stockholders’ equity (deficit)	104,431	109,712	125,563	123,125	(49,399)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Business overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve patient safety and experience, and increase operational efficiency. As of December 31, 2015, our solutions have been selected by more than 1,400 facilities worldwide.
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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 9.1% to $104.1 million in 2015 from $95.4 million in 2014, and our 2014 revenue decreased 6.9% from $102.5 million in 2013. For the year ended December 31, 2015, we recorded a net loss of $17.1 million compared to a net loss of $28.3 million for the year ended December 31, 2014.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, Singapore and parts of the Middle East, most of our customers are located in the United States. International customers represented 8.8% and 9.9% of our revenue in 2015 and in 2014, respectively. We are developing plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
In recent years, U.S. hospital spending on information technology has been predominantly directed toward further investment in electronic health records and preparation for utilizing new ICD-10 diagnosis coding, which are both driven by regulatory requirements and reimbursement earn-back incentives from federal healthcare reform. In addition, as patient volumes and reimbursement levels continued to fluctuate for many healthcare providers, hospitals exercised strong expense limits and reductions, also impacting capital purchases and departmental operating budgets through which our solutions are purchased. However, we believe that healthcare providers are placing increased emphasis on and investment in solutions for communication and care coordination, a trend that we believe is favorable for Vocera.
We believe certain international markets represent attractive opportunities for growth. We currently sell our solutions in Canada, the United Kingdom as well as multiple English speaking countries in the Asia-Pacific and Middle East regions where we see significant investment in healthcare systems to improve capacity and quality.
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
Revenue is comprised of the following:

•
Product.    Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges and badge accessories, which include batteries, battery chargers, lanyards, clips and other ancillary badge components. Software revenue is derived primarily from the sale of perpetual licenses to our Vocera Communication System. We derive additional software revenue from the sale of term licenses and hosted software subscriptions, which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of term licenses or subscription services, ratably over the applicable term.

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

Interest income and other income (expense), net.

•
Interest income.    Interest income consists primarily of interest income earned on our cash, cash equivalent and short-term investment balances. Our interest income will vary each reporting period depending on our average cash, cash equivalent and short-term investment balances during the period and market interest rates.

•	Other income (expense), net. Other income (expense), net consists primarily of foreign exchange gains and losses.
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
Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce deferred tax assets to the amount reasonably expected to be realized. Changes in valuation allowances are reflected as a component of provision for income taxes.
At December 31, 2015, we held a $36.0 million valuation allowance against our deferred tax assets. We review on a quarterly basis our conclusions about the appropriate amount of our deferred income tax asset valuation allowance.

Results of operations
The following table is a summary of our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.

	Years ended December 31,
	2015		2014		2013
(in thousands, except percentages)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Consolidated statements of operations data:
Revenue
Product	$55,716	53.5%	$51,095	53.5%	$62,393	60.9%
Service	48,370	46.5	44,326	46.5	40,105	39.1
Total revenue	104,086	100.0	95,421	100.0	102,498	100.0
Cost of revenue
Product	19,666	18.9	18,766	19.7	21,714	21.2
Service	19,844	19.1	18,470	19.3	16,595	16.2
Total cost of revenue	39,510	38.0	37,236	39.0	38,309	37.4
Gross profit	64,576	62.0	58,185	61.0	64,189	62.6
Operating expenses
Research and development	16,990	16.3	18,035	18.9	14,915	14.6
Sales and marketing	47,647	45.8	49,611	52.0	44,928	43.8
General and administrative	16,734	16.1	18,062	18.9	14,906	14.5
Restructuring	—	—	556	0.6	—	—
Total operating expenses	81,371	78.2	86,264	90.4	74,749	72.9
Loss from operations	(16,795)	(16.2)	(28,079)	(29.4)	(10,560)	(10.3)
Interest income	509	0.5	355	0.4	257	0.3
Other expense, net	(347)	(0.3)	(249)	(0.3)	(53)	(0.1)
Loss before income taxes	(16,633)	(16.0)	(27,973)	(29.3)	(10,356)	(10.1)
Provision for income taxes	(473)	(0.5)	(324)	(0.4)	(109)	(0.1)
Net loss	$(17,106)	(16.5)%	$(28,297)	(29.7)%	$(10,465)	(10.2)%
Year ended December 31, 2015 compared to year ended December 31, 2014
Revenue:

	Years ended December 31,
	2015	2014	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Product Revenue
Device	$40,548	$37,455	$3,093	8.3%
Software	15,168	13,640	1,528	11.2
Total product revenue	55,716	51,095	4,621	9.0

Service revenue
Maintenance and support	38,443	35,353	3,090	8.7
Professional services and training	9,927	8,973	954	10.6
Total service revenue	48,370	44,326	4,044	9.1
Total revenue	$104,086	$95,421	$8,665	9.1

Total revenue increased $8.7 million, or 9.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in total revenue was a result of increases in both product and services revenue.

Product revenue increased $4.6 million, or 9.0%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. Device revenue increased $3.1 million, or 8.3%, and software revenue increased $1.5 million, or 11.2%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges and related accessories to new customers making initial purchases and existing customers expanding deployments within their facilities to departments and users. The increase in software revenue was mainly a result of an increase in unit sales of licenses of our Communication software.

Service revenue increased $4.0 million, or 9.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. Software maintenance and support revenue increased $3.1 million, or 8.7%, and professional services and training revenue increased $1.0 million, or 10.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in software maintenance and support revenue was primarily a result of having a larger customer base. The increase in professional services and training revenue was due to the increases in implementation services for our Communication solution.
Cost of revenue:

	Years ended December 31,
	2015	2014	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$19,666	$18,766	$900	4.8%
Service	19,844	18,470	1,374	7.4
Total cost of revenue	$39,510	$37,236	$2,274	6.1
Gross margin
Product	64.7%	63.3%	1.4%
Service	59.0	58.3	0.7
Total gross margin	62.0	61.0	1.0
Cost of product revenue increased $0.9 million, or 4.8%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The cost of product revenue increased primarily due to a higher number of communication badges and related accessories sold. Product gross margin as a percentage of product revenue increased in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to higher absorption of fixed overhead costs.
Cost of service revenue increased $1.4 million, or 7.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The cost of service revenue increased primarily due to an increase in the number of deployments of our Communication solution. Service gross margin as a percentage of service revenue increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to higher absorption of our fixed overhead costs and improved resource utilization rates.
Operating expenses:

	Years ended December 31,
	2015	2014	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$16,990	$18,035	$(1,045)	(5.8)%
Sales and marketing	47,647	49,611	(1,964)	(4.0)
General and administrative	16,734	18,062	(1,328)	(7.4)
Restructuring	—	556	(556)	100.0
Total operating expenses	$81,371	$86,264	$(4,893)	(5.7)
Research and development expense. Research and development expense decreased $1.0 million, or 5.8%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was primarily due to a $1.1 million decrease in outside services. This decrease was partially offset by an increase of $0.1 million in equipment supplies.

Sales and marketing expense. Sales and marketing expense decreased $2.0 million, or 4.0%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This was primarily due to a $0.6 million decrease in personnel and travel costs associated with lower compensation and timing of hiring as well as a $1.6 million decrease in outside services and marketing programs. This decrease was partially offset by a $0.2 million increase in equipment and supplies.
General and administrative expense. General and administrative expense decreased $1.3 million, or 7.4%, from the year ended December 31, 2015 compared to the year ended December 31, 2014. This resulted primarily from a decrease of $0.4 million in outside services related to lower legal expenses and a lower reliance on consultants.

Restructuring expense. Restructuring expense decreased $0.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. During the fourth quarter of 2014, we initiated a restructuring plan that resulted in $0.7 million of severance charges, of which $0.1 million was recorded to cost of revenue and $0.6 million was recorded to operating expenses. See Note 6, Consolidated balance sheet components, in the Notes to the Consolidated Financial Statements in Item 8 of this Report, for further discussion of our restructuring activities.

	Years ended December 31,
(in thousands, except percentages)	2015	2014	Change
Non-operating income (expense) elements:
Interest income	$509	$355	$154
Other expense, net	(347)	(249)	(98)

Income taxes:
Provision for income taxes	(473)	(324)	(149)
Loss before income taxes	(16,633)	(27,973)	11,340
Effective tax rate %	(2.8)%	(1.2)%	(1.6)%
Interest income. Interest income increased $0.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to the shift in these periods from cash equivalents to higher interest-bearing short-term investments.

Other expense, net. The change in other expense, net for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to foreign exchange fluctuations.
Provision for income taxes. The $0.5 million provision on $16.6 million of loss before income taxes in 2015 represented a negative effective tax rate of 2.8%. The negative effective tax rate for 2015 was due primarily to the impact of pre-tax losses in the U.S. operations, offset by income taxes from foreign operations. The negative effective tax rate of 1.2% in 2014 is due primarily to the impact of pre-tax losses in the U.S. operations, offset by income taxes from foreign operations.

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
Operating expenses:

	Years ended December 31,
	2014	2013	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses
Research and development	$18,035	$14,915	$3,120	20.9%
Sales and marketing	49,611	44,928	4,683	10.4
General and administrative	18,062	14,906	3,156	21.2
Restructuring	$556	$—	$556	100.0
Total operating expenses	$86,264	$74,749	$11,515	15.4
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

	Years ended December 31,
(in thousands, except percentages)	2014	2013	Change
Non-operating income (expense) elements:
Interest income	$355	$257	$98
Interest expense	—	—	—
Other expense, net	(249)	(53)	(196)

Income taxes:
Provision for income taxes	(324)	(109)	(215)
Loss before income taxes	(27,973)	(10,356)	(17,617)
Effective tax rate %	(1.2)%	(1.1)%	(0.1)%
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

Liquidity and capital resources

	Years ended December 31,
(in thousands)	2015	2014	2013
Consolidated statements of cash flow data:
Net cash (used in) provided by operating activities	$(135)	$(4,692)	$(1,259)
Net cash used in investing activities	(3,751)	(14,427)	(56,717)
Net cash provided by financing activities	1,843	2,082	5,107
Net (decrease) increase in cash and cash equivalents	$(2,043)	$(17,037)	$(52,869)
As of December 31, 2015, we had cash and cash equivalents and short-term investments of $116.8 million and no debt.
During 2015, 2014 and 2013, our purchases of property and equipment were $1.2 million, $2.0 million and $3.8 million, respectively. The expenditures in 2015 primarily relate to leasehold improvements and computer equipment. The expenditures in 2014 primarily relate to leasehold improvements and computer equipment. The expenditures in 2013 included completion of the first phase of our ERP implementation in August 2013 and build out of additional leased space available in April 2013.
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
Operating activities
Cash used by operating activities was $0.1 million in 2015, due in part to the 2015 net loss of $17.1 million, partially offset by non-cash items such as depreciation and amortization of $3.3 million for property and equipment and acquired intangible assets and stock-based compensation of $11.0 million. With respect to changes in assets and liabilities, cash was provided through a decrease of $0.6 million in inventory, a $1.1 million increase in accounts payable, a $2.8 million increase in accrued liabilities and a $4.1 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase in accounts receivable of $5.1 million, which is attributable to current period's billings exceeding collection on prior periods' invoices, and $0.3 million increase in prepaid expenses.
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
Investing activities
Cash used in investing activities was $3.8 million in 2015, which was primarily attributable to $109.3 million in purchases of short-term investments, partly offset by $106.7 million short-term investment maturities. An additional $1.2 million of cash was used for the purchase of property and equipment and leasehold improvements.
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

Financing activities
Cash provided by financing activities was $1.8 million in 2015, primarily attributable to $1.2 million of proceeds from stock option exercises, $1.3 million of proceeds from issuance of common stock from the employee stock purchase plan, $0.1 million of proceeds from common stock warrant exercises and $0.9 million of cash from lease-related performance obligations. These items were partially offset by a $1.7 million decrease for employee taxes paid on net share settlement on the vesting of restricted stock awards.
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
Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2015:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$9,656	$1,632	$2,975	$3,052	$1,997
Non-cancelable purchase commitments(2)	7,768	7,768	—	—	—
Total	$17,424	$9,400	$2,975	$3,052	$1,997

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with our independent contract manufacturer and other vendors.

As of December 31, 2015, we had $0.5 million of net deferred tax liabilities and $0.2 million from uncertain tax positions, both recorded within other long-term liabilities. The timing and amounts of any payments that could result from the net deferred tax liabilities and unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing and amounts of any eventual payment cannot be estimated for inclusion in the table above. We do not expect a significant tax payment related to these obligations to occur within the next 12 months. Such tax contingencies are separately disclosed and discussed in Note 10.
Off-balance sheet arrangements
During 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical accounting policies and estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those related to product warranties, goodwill and intangible assets, revenue recognition, stock-based compensation, accounting for business combinations and the provision for income taxes. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that we believe to be reasonable under the circumstances.
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
Revenue recognition
We derive revenue from the sales of communication badges, smartphones, perpetual software licenses for software that is essential to the functionality of the communication badges, software maintenance, extended warranty and professional services. We also derive revenue from the sale of licenses for software that is not essential to the functionality of the communication badges, which may include Clinical Integration and Vocera Collaboration Suite as well as certain subscription-based revenues including Vocera Care Experience. Sales tax is excluded from reported total revenue.
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
In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. We allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence (VSOE) of the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We have established VSOE of the selling price for our post-installation technical support services. When VSOE of selling price is not available, third-party evidence (TPE) of selling price for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices (BESP). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE and BESP information.
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

Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. We have established VSOE for post installation technical support services, which we refer to as maintenance and support. Our revenue arrangements do not include a general right of return relative to the delivered products.

Proceeds from transfers of sales-type leases to third-party financial companies are allocated between the net investment in sales-type leases and the executory cost component for remaining service obligations based on relative present value. The difference between the amount of proceeds allocated to the net investment in lease and the carrying value of the net investment in lease is included in product revenue. Proceeds allocated to the executory cost component are accounted for initially as financing liabilities, with subsequent amortization recorded in revenue for maintenance, extended warranty and battery refresh programs, offset by interest expense.
Standard product warranties
We provide for the estimated costs of product warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific product warranty includes parts and labor over a period generally ranging from one to three years. We provide no warranty for software. We regularly assess our estimates to evaluate the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. The total warranty expense under our standard warranty in 2015 was $0.9 million, compared to $0.7 million in 2014 and $1.7 million in 2013. The key drivers to the warranty reserve calculation are the installed base of products under standard warranty, the estimated return rate of the installed base of products under standard warranty, and the availability of refurbished units to fulfill expected warranty claims.
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

	Years ended December 31,
	2015	2014	2013
Expected term (in years)	5.39	5.41-5.45	5.38 - 5.43
Volatility	41.3% - 41.8%	41.4% - 48.2%	46.7% - 48.1%
Risk-free interest rate	1.62% - 1.63%	1.59% - 1.78%	0.81% - 1.80%
Dividend yield	0.0%	0.0%	0.0%
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
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Our historical annual assessment date was September 30 and the results of our assessment performed as of September 30, 2015 indicated no impairment had been incurred. During the fourth quarter of fiscal 2015 we changed our annual assessment date from September 30th to October 1st to better align with our forecasting calendar. Further, we updated our goodwill impairment assessment as of October 1, 2015. No impairment was recorded in 2015, 2014 or 2013. As of December 31, 2015, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our business climate and the buying habits of our customers along with changes in the costs to provide our products and services.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives.
Finite-lived intangible assets consist of customer relationships, developed technology, trademarks and non-compete agreements. We evaluate our intangible assets for impairment at the asset group level, which means the intangibles grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Management has concluded that our asset groups align with our reporting units. The intangible assets are allocated to the Product asset group, given that the Product asset group is the lowest level for which discrete cash flow information are identifiable, independent from other assets. We assess the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2015, 2014 or 2013.
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
We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the amount of net operating losses available for income tax purposes through December 31, 2015, we had a full valuation allowance against our deferred tax assets. We continue to evaluate the realizability of our U.S. and Canadian deferred tax assets. If our financial results improve, we will reassess the need for a full valuation allowance each quarter and, if we determine that it is more likely than not the deferred tax assets will be realized, we will adjust the valuation allowance.
At December 31, 2015, we had a valuation allowance against net deferred tax assets of $36.0 million. We intend to review on a quarterly basis our conclusions about the appropriate amount of our deferred tax asset valuation allowance. There is inherent uncertainty in evaluating the sustainability of the income tax positions we take on our tax returns. We assess our income tax positions and record tax benefits for all years subject to examination based upon our management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in our financial statements.
We include interest and penalties with income taxes on the accompanying statement of operations. Our tax years after 2008 are subject to tax authority examinations. Additionally, our net operating losses and research credits prior to 2015 are subject to tax authority adjustment.
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
In July 2015 the FASB affirmed a one-year deferral of the effective date of the new revenue standard. Our effective date for this standard will be the first quarter of 2018. Early adoption is permitted but not before the original effective date of annual reporting periods beginning after December 15, 2016. Two methods of transition are provided: a full retrospective approach, with certain practical expedients allowed, and a cumulative effect method, with balance sheet adjustment as of January 1, 2018. We are evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the future effect of the standard on our financial position or results of operations.

In November 2015, the FASB issued new guidance to eliminate the requirement for companies to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. Instead, we will be required to classify all deferred tax liabilities and assets as noncurrent. We elected to early adopt this new guidance during the fourth quarter of fiscal year 2015 on a prospective basis, which did not result in a material change to our financial statements. Prior periods were not retrospectively adjusted.

In February 2016, the FASB amended lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. We have not yet selected a transition method nor have we determined the future effect of the standard on our financial position or results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vocera Communications, Inc.
San Jose, California
We have audited the accompanying consolidated balance sheets of Vocera Communications, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vocera Communications, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Vocera Communications, Inc.:

In our opinion, the consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year ended December 31, 2013 presents fairly, in all material respects, the results of operations and cash flows of Vocera Communications, Inc. and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 17, 2014

Vocera Communications, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$20,572	$22,615
Short-term investments	96,202	93,646
Accounts receivable, net	22,605	18,008
Other receivables	1,009	694
Inventories	2,713	3,462
Prepaid expenses and other current assets	2,165	2,017
Total current assets	145,266	140,442
Property and equipment, net	3,620	5,122
Intangible assets, net	2,375	3,171
Goodwill	9,988	9,988
Other long-term assets	1,012	905
Total assets	$162,261	$159,628
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,932	$1,913
Accrued payroll and other current liabilities	13,339	10,863
Deferred revenue, current	31,495	28,474
Total current liabilities	47,766	41,250
Deferred revenue, long-term	8,097	6,974
Other long-term liabilities	1,967	1,692
Total liabilities	57,830	49,916
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of December 31, 2015 and December 31, 2014; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of December 31, 2015 and December 31, 2014; 26,322,322 and 25,644,010 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	214,421	202,515
Accumulated other comprehensive loss	(162)	(81)
Accumulated deficit	(109,836)	(92,730)
Total stockholders’ equity	104,431	109,712
Total liabilities and stockholders’ equity	$162,261	$159,628

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2015	2014	2013
Revenue
Product	$55,716	$51,095	$62,393
Service	48,370	44,326	40,105
Total revenue	104,086	95,421	102,498
Cost of revenue
Product	19,666	18,766	21,714
Service	19,844	18,470	16,595
Total cost of revenue	39,510	37,236	38,309
Gross profit	64,576	58,185	64,189
Operating expenses
Research and development	16,990	18,035	14,915
Sales and marketing	47,647	49,611	44,928
General and administrative	16,734	18,062	14,906
Restructuring	—	556	—
Total operating expenses	81,371	86,264	74,749
Loss from operations	(16,795)	(28,079)	(10,560)
Interest income	509	355	257
Other expense, net	(347)	(249)	(53)
Loss before income taxes	(16,633)	(27,973)	(10,356)
Provision for income taxes	(473)	(324)	(109)
Net loss	(17,106)	(28,297)	(10,465)

Net loss per share:
Basic and diluted	$(0.66)	$(1.12)	$(0.43)
Weighted average shares used to compute net loss per share:
Basic	25,971	25,329	24,621
Diluted	25,971	25,329	24,621

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Years ended December 31,
	2015	2014	2013
Net loss	$(17,106)	$(28,297)	$(10,465)
Other comprehensive loss, net:
Change in unrealized (loss) gain on investments, net of tax	(81)	(104)	18
Comprehensive loss	$(17,187)	$(28,401)	$(10,447)

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, except share and per share amounts)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2013	24,229,356	7	177,081	5	(53,968)	123,125
Exercise of stock options	420,492	—	1,657	—	—	1,657
RSUs released and tax settlement	71,824	—	(703)	—	—	(703)
Common stock issued under employee stock purchase plan	215,039	—	2,993	—	—	2,993
Vesting of early exercised stock options	—	—	123	—	—	123
Cash exercise of common stock warrants	34,142	—	226	—	—	226
Employee stock-based compensation expense	—	—	8,667	—	—	8,667
Income tax shortfall from employee stock plans	—	—	(64)	—	—	(64)
Repurchase of early exercised options	(3,713)	—	(14)	—	—	(14)
Net loss	—	—	—	—	(10,465)	(10,465)
Other comprehensive income	—	—	—	18	—	18
Balance at December 31, 2013	24,967,140	7	189,966	23	(64,433)	125,563
Exercise of stock options	293,615	1	1,096	—	—	1,097
RSUs released and tax settlement	225,149	—	(1,270)	—	—	(1,270)
Common stock issued under employee stock purchase plan	160,936	—	1,588	—	—	1,588
Vesting of early exercised stock options	—	—	54	—	—	54
Employee stock-based compensation expense	—	—	11,084	—	—	11,084
Repurchase of early exercised options	(2,830)	—	(3)	—	—	(3)
Net loss	—	—	—	—	(28,297)	(28,297)
Other comprehensive loss	—	—	—	(104)	—	(104)
Balance at December 31, 2014	25,644,010	8	202,515	(81)	(92,730)	109,712
Exercise of stock options	191,906	—	1,195	—	—	1,195
RSUs released and tax settlement	324,178	—	(1,719)	—	—	(1,719)
Common stock issued under employee stock purchase plan	145,487	—	1,302	—	—	1,302
Vesting of early exercised stock options	—	—	12	—	—	12
Cash exercise of common stock warrants	16,741	—	111	—	—	111
Employee stock-based compensation expense	—	—	11,005	—	—	11,005
Net loss	—	—	—	—	(17,106)	(17,106)
Other comprehensive loss	—	$—	$—	$(81)	$—	$(81)
Balance at December 31, 2015	26,322,322	$8	$214,421	$(162)	$(109,836)	$104,431

The accompanying notes are an integral part of these consolidated financial statements

Vocera Communications, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(17,106)	$(28,297)	$(10,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,271	3,014	2,542
Non-cash interest income	—	(7)	(71)
Loss on disposal of property and equipment	40	77	—
Bad debt expense	479	61	16
Inventory write-down	118	310	136
Change in lease-related performance obligations	(925)	(595)	(207)
Stock-based compensation expense	11,005	11,084	8,667
Changes in assets and liabilities
Accounts receivable	(5,075)	5,660	(1,861)
Other receivables	(234)	188	(434)
Inventories	632	1,894	(3,029)
Prepaid expenses and other assets	(295)	(330)	446
Accounts payable	1,050	(1,678)	690
Accrued payroll and other liabilities	2,761	1,100	(1,887)
Deferred revenue	4,144	2,827	4,198
Net cash used in operating activities	(135)	(4,692)	(1,259)
Cash flows from investing activities
Payment for purchase of property and equipment	(1,151)	(2,022)	(3,770)
Business acquisitions, net of cash acquired	—	(6,950)	—
Purchase of short-term investments	(109,310)	(112,299)	(118,661)
Maturities of short-term investments	106,670	102,656	65,714
Sales of short-term investments	—	3,923	—
Changes in restricted cash	40	265	—
Net cash used in investing activities	(3,751)	(14,427)	(56,717)
Cash flows from financing activities
Cash from lease-related performance obligations	932	635	847
Payment for repurchase of common stock	—	(12)	(14)
Proceeds from issuance of common stock from the employee stock purchase plan	1,302	1,588	2,993
Proceeds from exercise of stock options	1,195	1,096	1,758
Tax withholdings paid on behalf of employees for net share settlement	(1,697)	(1,225)	(703)
Proceeds from exercise of common stock warrants	111	—	226
Net cash provided by financing activities	1,843	2,082	5,107
Net decrease in cash and cash equivalents	(2,043)	(17,037)	(52,869)
Cash and cash equivalents at beginning of period	22,615	39,652	92,521
Cash and cash equivalents at end of period	$20,572	$22,615	$39,652
Supplemental cash flow information
Cash paid for interest	$—	$—	—
Cash paid for income taxes	159	175	54
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	64	16	104

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Background
Vocera Communications, Inc. and its subsidiaries (the "Company”) is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the U.S. and internationally. The significant majority of the Company's business is generated from sales of its solutions in the healthcare market to help our customers improve patient safety and experience, and increase operational efficiency. As of December 31, 2015, the Company's solutions have been selected by in more than 1,400 facilities worldwide.
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
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd and Vocera Communications Australia Pty Ltd. in 2005, Vocera Canada, Ltd. in 2010, Vocera Communications India Private Ltd. in 2013 and Vocera Communications Middle East FZ LLC in 2014.
Since its inception, the Company has incurred significant losses and, as of December 31, 2015, had an accumulated deficit of $109.8 million. The Company has funded its operations primarily with customer payments for its products and services, proceeds from the issuance of common stock in connection with its initial public offering ("IPO") and follow-on offering and, before the IPO, from the issuances of convertible preferred stock and from borrowings under its term loan facility and the utilization of its line of credit. As of December 31, 2015, the Company had cash, cash equivalents and short-term investments of $116.8 million.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, warranty reserves, inventory reserves, goodwill and intangible assets, stock-based compensation expense, provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.
Cash, cash equivalents and short-term investments
The Company’s cash equivalents and short-term investments consist of money market funds, commercial paper, U.S. government agency notes, U.S. Treasury notes, municipal debt and corporate debt. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date. Investments with an original purchase maturity of three months or less are classified as cash equivalents, all those with longer maturities are classified as short-term investments, which are available-for-sale.
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
The following table presents the changes in the allowance for doubtful accounts:

	Years ended December 31,
(in thousands)	2015	2014	2013
Allowance—beginning of period	$(53)	$(6)	$—
Provisions for bad debts	(479)	(53)	(29)
Recoveries from bad debts	60	4	13
Write-offs and other	21	2	10
Allowance—end of period	$(451)	$(53)	$(6)
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. At December 31, 2015 and 2014, no customer accounted for 10% or more of accounts receivable. For the years ended December 31, 2015, 2014 and 2013, no customer represented 10% or more of revenue.
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
Software development costs
For internal-use software, the Company capitalizes certain internal and external costs incurred in its acquisition and creation. Capitalized internal-use software is included in property and equipment when development is complete and is amortized on a straight-line basis over the estimated useful life of the related asset, generally three years, except that five years is assumed for major ERP implementations. Based on the authoritative guidance, costs incurred either before or after the period satisfying the capitalization criteria, together with costs incurred for training and maintenance, are expensed as incurred. For the years ended December 31, 2015, 2014 and 2013, the Company capitalized costs of zero, $0.2 million and $2.1 million, respectively.
Goodwill and intangible assets

The Company allocates the purchase price of any acquisitions to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill.
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has identified two operating segments (Product and Service) which management also considers to be reporting units. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. The Company performed its goodwill impairment assessment on September 30, 2015 using a qualitative assessment and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value. During the fourth quarter of fiscal 2015 the Company changed its annual assessment date from September 30th to October 1st to better align with its forecasting calendar. The Company updated its goodwill impairment assessment as of October 1, 2015 which determined that no impairment existed. As of December 31, 2015, no changes in circumstances indicate that goodwill carrying values may not be recoverable.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. Finite-lived intangible assets consist of customer relationships, developed technology, trademarks and non-compete agreements. The Company evaluates intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in the years ended December 31, 2015, 2014 or 2013.
Revenue recognition
The Company derives revenue from the sales of communication badges, smartphones, perpetual software licenses for software that is essential to the functionality of the communication badges, software maintenance, extended product warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the communication badges, which may include Clinical Integration and Vocera Collaboration Suite as well as certain subscription-based revenues including Vocera Care Experience. Sales tax is excluded from reported total revenue.
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
In arrangements with multiple deliverables, assuming all other revenue criteria are met, the Company recognizes revenue for individual delivered items if they have value to the customer on a standalone basis. The Company allocates arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence ("VSOE") of the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. The Company has established VSOE of the selling price for our post-installation technical support services. When VSOE of selling price is not available, third-party evidence ("TPE") of selling price for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that the Company cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, the Company uses its best estimates of selling prices ("BESP"). The Company determines BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. The Company regularly reviews and update our VSOE and BESP information.
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
For non-essential software arrangements with multiple-deliverables, including license, professional services and maintenance, the Company recognizes license revenue using the residual method of accounting pursuant to relevant software revenue recognition guidance. Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. The Company has established VSOE for maintenance and support. The Company's revenue arrangements do not include a general right of return relative to the delivered products.
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

For the year ended December 31, 2015, the Company transferred $1.5 million of lease receivables, recording an immaterial net loss and $0.9 million of new financing liabilities for future performance of executory service obligations. For the year ended December 31, 2014, the Company transferred $1.4 million of lease receivables, recording an immaterial net gain and $0.6 million of new financing liabilities for future performance of executory service obligations.

For lease receivables retained as of December 31, 2015 and 2014, the Company recorded $1.5 million and $0.9 million, respectively, of net investment in sales-type leases, equivalent to the minimum lease payments for the delivered product.
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
Advertising costs

Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising costs for the years ended December 31, 2015, 2014 and 2013 were immaterial.
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
Stock-based compensation
For options granted to employees, stock-based compensation is measured at grant date based on the fair value of the award and is expensed on a straight-line basis over the requisite service period. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. Restricted stock awards and restricted stock units result in compensation expense, and are recognized on a straight-line basis over the requisite service period, based on the grant date closing stock price. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to non-employees is amortized over the vesting period, on a straight-line basis.
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
The Company has deferred tax assets, resulting from net operating losses, research and development credits and temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2015 and 2014, respectively. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets for these years.
At December 31, 2015, the Company had a valuation allowance against net deferred tax assets of $36.0 million.
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

The Company includes interest and penalties with income taxes in the accompanying statement of operations. All of the Company’s net operating losses and research credit carryforwards prior to 2015 are subject to adjustment by tax authorities and all years after 2011 are still subject to tax authority examinations. The Company is currently not subject to any income tax audit examinations by tax authorities in any jurisdictions including U.S. federal, state and local or foreign countries.
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
Comprehensive loss
For the years ended December 31, 2015, 2014 and 2013, the only component of other comprehensive loss was unrealized (losses) / gains on available-for-sale securities.
Related party transactions

During the years ended December 31, 2015, 2014 and 2013, the Company billed a related party, the University of Chicago Medical Center (UCMC), $0.4 million, $0.3 million and $0.5 million, respectively, for consulting services and technology solutions. One of the Company's board members is the President of UCMC. These transactions were recorded at arms-length prices. During the year ended December 31, 2013, the Company billed a related party, the Hewlett-Packard Company, approximately $9,200 for software and support, at arms’ length prices. Through July of 2013 one of the Company’s board members served as Treasurer & Senior Vice President at Hewlett-Packard.
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) together with the International Accounting Standards Board issued converged guidance for revenue recognition that will replace most existing guidance, eliminate industry-specific guidance and provide a unified model for determining how and when revenue from contracts with customers should be recognized. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will also introduce additional disclosures, changes in asset and liability accounting, and changes in gain/loss recognition for asset transfers unrelated to customer transactions.
In July 2015 the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The Company’s effective date for this standard will be the first quarter of 2018. Early adoption is permitted but not before the original effective date of annual reporting periods beginning after December 15, 2016. Two methods of transition are provided: a full retrospective approach, with certain practical expedients allowed, and a cumulative effect method, with balance sheet adjustment as of January 1, 2018. The Company is evaluating the effect the new standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the future effect of the standard on its financial position or results of operations.

In November 2015, the FASB issued new guidance to eliminate the requirement for companies to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. Instead, companies will be required to classify all deferred tax liabilities and assets as noncurrent. The Company has elected to early adopt this new guidance during the fourth quarter of fiscal year 2015 on a prospective basis as permitted under the standard, which did not result in a material change to our financial statements. Prior periods were not retrospectively adjusted.

In February 2016, the FASB amended lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company has not yet selected a transition method nor has it determined the future effect of the standard on its financial position or results of operations.

2.	Fair value of financial instruments
The carrying values of the Company’s cash and cash equivalents and short-term investments approximate their fair value due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the years ended December 31, 2015, 2014 and 2013 there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
The table below summarizes the Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2015 and 2014, respectively. There were no liabilities measured at fair value on a recurring basis for these dates.

	December 31, 2015			December 31, 2014
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$7,532	$—	$7,532	$7,795	$—	$7,795
Commercial paper	—	—	—	—	3,225	3,225
U.S. government agency securities	—	13,009	13,009	—	5,955	5,955
U.S. Treasury securities	—	5,843	5,843	—	4,043	4,043
Municipal debt securities	—	—	—	—	3,924	3,924
Corporate debt securities	1,152	77,350	78,502	—	82,517	82,517
Total assets measured at fair value	$8,684	$96,202	$104,886	$7,795	$99,664	$107,459
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

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables display gross unrealized gains and gross unrealized losses for cash, cash equivalents and available-for-sale investments for the periods presented:

	December 31, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$11,888	$—	$—	$11,888
Money market funds	7,532	—	—	7,532
Corporate debt securities	1,152	—	—	1,152
Total cash and cash equivalents	20,572	—	—	20,572
Short-Term Investments:
U.S. government agency securities	13,038	—	(29)	13,009
U.S. Treasury securities	5,855	—	(12)	5,843
Corporate debt securities	77,471	4	(125)	77,350
Total short-term investments	96,364	4	(166)	96,202
Total cash, cash equivalents and short-term investments	$116,936	$4	$(166)	$116,774

	December 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$8,802	$—	$—	$8,802
Money market funds	7,795	—	—	7,795
Commercial paper	1,365	—	—	1,365
U.S. government agency securities	100	—	—	100
Corporate debt securities	4,553	—	—	4,553
Total cash and cash equivalents	22,615	—	—	22,615
Short-Term Investments:
Commercial paper	1,860	—	—	1,860
U.S. government agency securities	5,856	1	(2)	5,855
U.S. Treasury securities	4,042	1	—	4,043
Municipal debt securities	3,922	2	—	3,924
Corporate debt securities	78,044	5	(85)	77,964
Total short-term investments	93,724	9	(87)	93,646
Total cash, cash equivalents and short-term investments	$116,339	$9	$(87)	$116,261
The Company has determined that the unrealized losses on its short-term investments as of December 31, 2015 and 2014 do not constitute an "other than temporary impairment". The unrealized losses for the short-term investments as of December 31, 2015 and 2014 have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.

Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of December 31, 2015
Cash and cash equivalents (1)	$20,572	$—	$20,572
Short-term investments	75,725	20,477	96,202
Cash, cash equivalents and short-term investments	96,297	20,477	116,774

Balances as of December 31, 2014
Cash and cash equivalents (1)	$22,615	$—	$22,615
Short-term investments	76,917	16,729	93,646
Cash, cash equivalents and short-term investments	$99,532	$16,729	$116,261

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.
All the above tables exclude restricted cash, primarily held in certificates of deposit, of zero and $0.1 million as of December 31, 2015 and December 31, 2014, respectively, which is classified in prepaids and other current assets on the consolidated balance sheet.

4.	Net loss per share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Years ended December 31,
(in thousands, except for share and per share amounts)	2015	2014	2013
Numerator:
Net loss	$(17,106)	$(28,297)	$(10,465)

Denominator:
Weighted-average shares used to compute basic net loss per common share - basic and diluted	25,971	25,329	24,621
Net loss per share
Basic and diluted	$(0.66)	$(1.12)	$(0.43)
For the years ended December 31, 2015, 2014 and 2013, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	December 31,
(in thousands)	2015	2014	2013
Options to purchase common stock	3,355	3,573	3,335
Common stock subject to repurchase	—	5	25
Warrants to purchase common stock	29	44	44
Restricted stock units	1,322	981	623
Restricted stock awards	—	—	12

5.	Goodwill and intangible assets
Goodwill
The Company had $10.0 million and $10.0 million of goodwill as of December 31, 2015 and 2014, respectively. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has two reporting units: Product and Service; as of December 31, 2015 all of the Company's goodwill resides in the Product reporting unit. The Company performed an impairment assessment in 2015 which determined that no impairment existed. For 2014, the Company performed the annual required test of impairment of goodwill by performing Step 1 under authoritative accounting guidance. The Company’s annual impairment test indicated that the fair value exceeded the carrying value for each of its reporting units. For 2015, the Company used the qualitative assessment permitted under authoritative accounting guidance. Among the qualitative factors considered were changes since the prior impairment in the following: industry and competitive environment, business strategy, product mix, buyer and supplier bargaining power, potential market size, consistency in operating margins and cash flows, change in reporting unit / product life cycle stage and earnings quality and sustainability. No impairment was recorded in the years ended December 31, 2015, 2014 or 2013.
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

		December 31, 2015			December 31, 2014
(in thousands)	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Customer relationships	7 to 9	$2,520	$1,934	$586	$2,520	$1,722	$798
Developed technology	4 to 7	$3,650	$2,094	$1,556	$2,710	$1,693	$1,017
Trademarks	4 to 7	$110	$79	$31	$110	$63	$47
Non-compete Agreements	2 to 4	460	258	202	460	91	369
Intangible assets - finite life		$6,740	$4,365	$2,375	$5,800	$3,569	$2,231
In-process R&D	n/a	$—	$—	$—	$940	$—	$940
Intangible assets, net book value		$6,740	$4,365	$2,375	$6,740	$3,569	$3,171
Amortization of intangible assets was $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenues for developed technology and in operating expenses for the other intangibles. The estimated future amortization of acquired intangible assets as of December 31, 2015 was as follows:

(in thousands)	Future amortization
2016	$719
2017	551
2018	441
2019	386
2020	201
Thereafter	77
Future amortization expense	$2,375

6.	Consolidated balance sheet components
Inventories

	December 31,
(in thousands)	2015	2014
Raw materials	$36	$759
Finished goods	2,677	2,703
Total inventories	$2,713	$3,462

Property and equipment, net

	December 31,
(in thousands)	2015	2014
Computer equipment and software	$9,446	$8,772
Furniture, fixtures and equipment	1,004	962
Leasehold improvements	2,435	2,298
Manufacturing tools and equipment	3,134	3,795
Construction in process	229	122
Property and equipment, at cost	16,248	15,949
Less: Accumulated depreciation	(12,628)	(10,827)
Property and equipment, net	$3,620	$5,122
Depreciation and amortization expense for property and equipment for the years ended December 31, 2015, 2014 and 2013 was $2.5 million, $2.2 million and $1.8 million, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 1.25 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

	December 31,
(in thousands)	2015	2014
Net minimum lease payments to be received	$2,772	$1,882
Less: Unearned interest income and executory revenue portion	(1,292)	(962)
Net investment in sales-type leases	1,480	920
Less: Current portion	(832)	(564)
Non-current net investment in sales-type leases	$648	$356
There were no allowances for doubtful accounts on these leases as of December 31, 2015 and 2014. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets", respectively.
The minimum lease payments expected for future years under sales-type leases as of December 31, 2015 were as follows:

(in thousands)	Future lease payments
2016	$1,266
2017	812
2018	522
2019	172
Total	$2,772

Accrued payroll, restructuring and other current liabilities

	December 31,
(in thousands)	2015	2014
Payroll and related expenses	$8,162	$7,009
Accrued payables	1,835	1,715
Deferred rent, current portion	326	299
Lease financing, current portion	706	645
Product warranty	701	497
Customer prepayments	941	283
Sales and use tax payable	285	293
Other	383	122
Total accrued payroll and other current liabilities	$13,339	$10,863
During the fourth quarter of 2014, the Company initiated a restructuring plan which resulted in $0.7 million of severance charges, of which $0.1 million was recorded to cost of revenue and $0.6 million was recorded to operating expenses. All amounts have been paid as of December 31, 2015.
A reconciliation of the changes in the Company’s warranty reserve for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years ended December 31,
(in thousands)	2015	2014	2013
Warranty balance at the beginning of the period	$497	$840	$297
Warranty expense accrued for shipments during the period	539	723	1,185
Changes in estimate related to pre-existing warranties	321	(68)	536
Warranty settlements made	(551)	(998)	(1,178)
Total product warranty	$806	$497	$840
Less: Long-term portion	$(105)	$—	$—
Current portion of warranty balance at the end of the period	$701	$497	$840

7.	Commitments and contingencies
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third-party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2015 and 2014, approximately $7.8 million and $1.9 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between April 2016 and March 2022. In April 2015, the Company extended the lease on the San Jose, California headquarters through March 2022. Total rent expense for the years ended December 31, 2015, 2014 and 2013 was $2.3 million, $2.0 million and $2.0 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments at December 31, 2015 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2016	$1,632
2017	1,515
2018	1,460
2019	1,503
2020	1,549
Thereafter	1,997
Total minimum lease payments	$9,656
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

Securities Litigation
On August 1 and 21, 2013, two putative securities class action suits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers, its board of directors, a former director and the underwriters for the Company's initial public offering.  On November 20, 2013, the court consolidated the actions as In re Vocera Communications, Inc. Securities Litigation and appointed Lead Plaintiffs.  Lead Plaintiffs filed their consolidated complaint on September 19, 2014.   The consolidated complaint names certain current and former officers and directors and the underwriters for the Company's initial public offering and secondary offering and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Section 10(b) and 20(a) of the Exchange Act based on allegedly false and materially misleading statements and omissions in the registration statement for the Company's initial public offering and secondary offering and in communications regarding its business and financial results. The suit is purportedly brought on behalf of purchasers of the Company's securities between March 28, 2012 and May 2, 2013, and seeks compensatory damages, rescission, fees and costs, as well as other relief.  On November 3, 2014 Defendants moved to dismiss the consolidated complaint. On February 11, 2015, the Court granted Defendants' motion to dismiss the Securities Act claims, but denied the motion as to the Exchange Act claims, allowing the matter to proceed on that basis. On April 27, 2015 Defendants filed answers to the consolidated complaint.
In connection with a mediation, an agreement in principle to settle the suit was reached in October 2015. On March 4, 2016, the Court issued an order granting Lead Plaintiffs' motion for preliminary approval of the settlement. The settlement, which is subject final approval of the Court, calls for payment of $9 million, which will be funded entirely by the Company's insurance carriers.
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
From time to time, the Company may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses from existing matters that are probable or reasonably possible of being incurred as a result of these matters would not be material to the financial statements as a whole.

8.	Common Stock and Share-based Compensation

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 100 million shares of $0.0003 par value common stock.
At December 31, 2015, the Company has 1,366,097 shares of common stock reserved for issuance under stock option plans.
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
Early exercise of stock options
The Company typically allows employees to exercise options granted under the 2000 and 2006 Plans prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options and reclassified to common stock as the Company’s repurchase right lapses. At December 31, 2015, 2014 and 2013, there were unvested shares in the amount of zero, 2,358 and 14,360, respectively, which were subject to repurchase at an aggregate price of zero, $12,000 and $0.1 million, respectively.

Stock Option Activity
The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan and the 2012 Plan and non-plan stock option agreements:

	Options outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2014	3,418,624	$9.8	6.24	$12,167
Options granted	224,290	9.89
Options exercised	(191,906)	6.23
Options canceled	(299,328)	15.68
Outstanding at December 31, 2015	3,151,680	$9.47	5.5	$14,587
Options vested and expected to vest as of December 31, 2015	3,085,578	$9.41	5.43	$14,494
Options vested and exercisable as of December 31, 2015	2,304,946	$8.26	4.46	$13,589
At December 31, 2015, there was $4.0 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.19 years
During the year ended December 31, 2014, the Company modified 35,528 outstanding restricted stock units and 84,758 stock options to allow for continued vesting of the awards pursuant to the terms of consulting arrangements entered into with the Company’s former Chief Financial Officer and Executive Chairman.  The stock-based compensation expense recognized during the period and remaining unamortized stock-based compensation expense as of December 31, 2014 for the awards were not material and were fully recognized by June 30, 2015, the quarter in which the consulting arrangements are expected to terminate.  The share amounts and related compensation expense are included in the options and RSU tables below, as well as in the income statement allocation table. The Company did not grant non-employee options in year ended December 31, 2013.
Using the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted to employees during the years ended December 31, 2015, 2014 and 2013 was $3.92 per share, $4.77 per share and $7.34 per share, respectively. Further information regarding the value of employee options vested and exercised during the years ended December 31, 2015, 2014 and 2013 is set forth below.

	Years ended December 31,
(in thousands)	2015	2014	2013
Intrinsic value of options exercised during period	$1,051	$2,997	$5,896
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

	Years ended December 31,
	2015	2014	2013
Expected Term (in years)	5.39	5.41-5.45	5.38 - 5.43
Volatility	41.3% - 41.8%	41.4% - 48.2%	46.7% - 48.1%
Risk-free interest rate	1.62% - 1.63%	1.59% - 1.78%	0.81% - 1.80%
Dividend yield	0.0%	0.0%	0.0%
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
Employee Stock Purchase Plan
The Company's 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, except for the first offering period which was for 11 months. Additionally, in April 2013, the Company's compensation committee determined that following the February 15, 2013 six-month offering period, the next offering period under the ESPP would last for three months (commencing August 15, 2013 and expiring on November 14, 2013) and, following the expiration of such offering period, offering periods thereafter will commence on November 15, 2013, and May 15, 2014 and so on, each consisting of a single six-month purchase period.
At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. During the year ended December 31, 2015 and 2014, employees purchased 145,487 and 160,936 shares, respectively, of common stock at an average purchase price of $8.94 and $9.87, respectively. As of December 31, 2015, 393,608 shares remained available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Years ended December 31,
	2015	2014	2013
Expected Term (in years)	0.5	0.5	0.25 - 0.50
Volatility	33.6% - 57.8%	35.9% - 57.7%	33.3% - 36.0%
Risk-free interest rate	0.07% - 0.33%	0.05% - 0.10%	0.05% - 0.13%
Dividend yield	0.0%	0.0%	0.0%
Restricted Stock Awards and Restricted Stock Units
The Company issues restricted stock awards and RSUs as an element of its compensation plans.

A summary of the restricted stock activity for the year ended December 31, 2015 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2014	1,062,590	$13.79
Granted	905,929	10.75
Vested	(479,576)	15.10
Forfeited	(137,215)	11.28
Outstanding at December 31, 2015	1,351,728	$11.54
At December 31, 2015, there was $10.3 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.86 years.
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
The following table presents the stock-based compensation allocation of expense (both for employees and non-employees):

	Years ended December 31,
(in thousands)	2015	2014	2013
Cost of revenue	$1,268	$1,178	$967
Research and development	1,072	1,056	861
Sales and marketing	4,486	4,111	2,942
General and administrative	4,179	4,739	3,897
Total stock-based compensation	$11,005	$11,084	$8,667
Exercise of common stock warrants
Prior to the April 2012 IPO, outstanding warrants to purchase preferred stock were classified as liabilities, which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration or the completion of a liquidation event, including the completion of an initial public offering, at which time the preferred stock warrant liability automatically converted into a warrant to purchase shares of common stock and was reclassified to stockholders’ equity. The Company recorded an expense in other income (expense), net of $1.6 million for the year ended December 31, 2013, respectively, to reflect the change in the fair value of the outstanding preferred stock warrants. Since April 2012, the converted common stock warrants are classified within stockholder's equity.

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

The following table presents a summary of the operating segments:

	Years ended December 31,
(in thousands)	2015	2014	2013
Revenue
Product	$55,716	$51,095	$62,393
Service	48,370	44,326	40,105
Total revenue	104,086	95,421	102,498

Cost of revenue
Product	19,666	18,766	21,714
Service	19,844	18,470	16,595
Total cost of revenue	39,510	37,236	38,309

Gross profit
Product	36,050	32,329	40,679
Service	28,526	25,856	23,510
Total gross profit	64,576	58,185	64,189

Operating expenses	81,371	86,264	74,749
Interest income (expense), net and other	162	106	204
(Loss) income before income taxes	$(16,633)	$(27,973)	$(10,356)
The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region.

	Years ended December 31,
(in thousands)	2015	2014	2013
Revenue
Product
Device	$40,548	$37,455	$46,636
Software	15,168	13,640	15,757
Total product	55,716	51,095	62,393
Service
Maintenance and support	38,443	35,353	31,559
Professional services and training	9,927	8,973	8,546
Total service	48,370	44,326	40,105
Total revenue	$104,086	$95,421	$102,498
The Company’s revenue by geographic region, based on customer location, is summarized as follows:

	Years ended December 31,
(in thousands)	2015	2014	2013
Revenue
United States	$94,924	$86,007	$91,763
International	9,162	9,414	10,735
Total revenue	$104,086	$95,421	$102,498

The Company’s tangible long-lived assets by geographic region, consisting of net property and equipment, are summarized as follows:

	December 31,
(in thousands)	2015	2014	2013
Property and equipment, net
United States	$3,335	$4,852	$5,249
International	285	270	116
Total property and equipment, net	$3,620	$5,122	$5,365

10.	Income taxes
The components of (loss) income before income taxes are as follows:

	Years ended December 31,
(in thousands)	2015	2014	2013
United States	$(17,041)	$(28,442)	$(10,812)
International	408	469	456
Total (loss) income before income taxes	$(16,633)	$(27,973)	$(10,356)
The components of the provision for income taxes are as follows:

	Years ended December 31,
(in thousands)	2015	2014	2013
Current
Federal	$—	$—	$—
State	36	14	(40)
Foreign	275	204	74
	311	218	34
Deferred
Federal	162	134	60
State	13	(4)	4
Foreign	(13)	(24)	11
	162	106	75
Total income tax provision	$473	$324	$109
The Company had an effective tax rate of (2.8)%, (1.2)% and (1.1)% for the years ended December 31, 2015, 2014 and 2013, respectively.

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows:

	Years ended December 31,
(in thousands)	2015	2014	2013
U.S. federal (tax benefit) provision at statutory rate	$(5,654)	$(9,511)	$(3,567)
State (tax benefit) income taxes, net of federal benefit	(548)	(895)	(338)
Foreign income taxes at rates other than the US rate	119	43	(28)
Stock-based compensation	187	763	549
Change in valuation allowance	6,764	10,203	3,911
Non-deductible warrant expense	—	—	—
Research and development credits	(537)	(466)	(527)
Other	142	187	109
Total	$473	$324	$109
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
(in thousands)	2015	2014
Deferred tax assets
Net operating loss carryforward	$21,453	$19,190
Research and development credits	4,428	3,360
Depreciation and amortization	907	650
Reserves and accruals	9,227	6,900
Total deferred tax assets	36,015	30,100
Valuation allowance	(35,964)	(30,072)
Net deferred tax assets	51	28
Deferred tax liabilities	(543)	(352)
Net deferred tax liabilities	$(492)	$(324)
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2015; accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The Company’s valuation allowance increased by $5.9 million and $9.0 million for the years ended December 31, 2015 and 2014, respectively. The change in the 2015 and 2014 valuation allowance was primarily due to the addition of current year loss carryforwards.
At December 31, 2015, the Company had $79.9 million and $34.9 million, respectively, of federal and state net operating loss carryforwards. Included in the gross amount, approximately $33.9 million of net operating loss is created by excess stock option deduction. An increase to additional paid-in capital within stockholders' equity will be recorded when the excess stock option deduction reduces the income tax payable.
The federal net operating loss carryforward begins expiring in 2022, and the state net operating loss carryforward begins expiring in 2016, if not utilized.
In addition, the Company has federal research and development tax credits carryforwards of approximately $2.5 million and state research and development tax credit carryforwards of approximately $3.8 million. The federal credit carryforwards begin expiring 2026 and the state credits carry forward indefinitely. The Internal Revenue Code (IRC) contains provisions which limit the amount of net operating loss (NOL) and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred. As of December 31, 2015, $11.5 million of the Company's NOL carryovers and $0.5 million of credit carryovers are subject to an annual $0.6 million limitation, of which $5.3 million NOLs would be available to offset future taxable income in the twenty-year carryforward period.
The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets since January 1, 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Balance at the beginning of the period	$30,072	$21,030	$21,193
Net operating loss carryforwards generated (utilization)	2,263	7,317	(2,397)
R&D tax credit increase	1,068	551	172
Depreciation and amortization increase	257	362	204
Reserves and accruals increase	2,327	840	1,558
Deferred tax assets decrease (increase)	(23)	(28)	300
Balance at the end of the period	$35,964	$30,072	$21,030
The following table reflects changes in the unrecognized tax benefits since January 1, 2014:

	Years ended December 31,
(in thousands)	2015	2014
Gross amount of unrecognized tax benefits as of the beginning of the period	$1,265	$1,092
Increases related to prior year tax provisions	100	25
Decreases related to prior year tax provisions	(156)	—
Increases related to current year tax provisions	130	148
Gross amount of unrecognized tax benefits as of the end of the period	$1,339	$1,265
As a result of the Company’s historic losses and related valuation allowances, the Company has recorded substantially all of the uncertain tax amounts above as reductions to deferred tax assets which are subject to a full valuation allowance in its consolidated balance sheet with an insignificant portion recorded in other long-term liabilities. The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. For the years ended December 31, 2015 and 2014, penalties and interest were $29,000 and $13,000, respectively. As the Company is not currently under examination, it is reasonable to assume that the balance of gross unrecognized tax benefits will likely not change in the next twelve months.
The Company files income tax returns in the United States on a federal basis and in various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses and research credit carryforwards prior to 2015 are subject to tax authority adjustment and all years after 2008 are still subject to the tax authority examinations.
The Company has not provided for U.S. federal and foreign withholding taxes on $1.4 million of the Company’s non-U.S. subsidiaries’ undistributed earnings as of December 31, 2015, since the Company intends to reinvest this amount outside the U.S. indefinitely.

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
The Company incurred $0.2 million of acquisition-related costs that were expensed as incurred. These costs are recorded as general and administrative expenses in the consolidated statement of operations. Additionally, in connection with the acquisition the Company established a retention bonus plan for mVisum with potential additional compensation over a two-year period of approximately $0.5 million, based on achievement of operating objectives and continued employment. Such amounts are not considered part of the purchase consideration and are being recorded as compensation expense as earned. The acquisition did not result in material contributions to revenue or net loss in the consolidated financial statements at the acquisition date. Additionally, pro forma financial information is not provided for consolidated revenue and net loss as such amounts attributable to mVisum were insignificant.
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

The estimated fair values of identifiable intangible assets were primarily determined using discounted cash flow models. The non-compete intangible has an estimated useful life of two years and the in-process research and development was initially classified as an asset with an indefinite life. During the year ended December 31, 2015, the product offering associated with the in-process research and development became generally available. This developed technology has an estimated useful life of six years.
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

12. Quarterly results of operations (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2015. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

(In thousands, except per share data)	Quarter Ended
2015	March 31,	June 30,	September 30,	December 31,
Total revenue	$23,818	$25,449	$26,454	$28,365
Gross profit	$14,535	$15,812	$16,238	$17,991
Net loss	$(4,487)	$(5,171)	$(4,464)	$(2,984)
Net loss attributable to common stockholders	$(4,487)	$(5,171)	$(4,464)	$(2,984)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.20)	$(0.17)	$(0.11)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic and diluted	25,667	25,832	26,131	26,248

	Quarter Ended
2014	March 31,	June 30,	September 30,	December 31,
Total revenue	$24,676	$23,019	$23,124	$24,602
Gross profit	$14,872	$14,070	$13,535	$15,708
Net loss	$(6,389)	$(7,008)	$(7,891)	$(7,009)
Net loss attributable to common stockholders	$(6,389)	$(7,008)	$(7,891)	$(7,009)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.26)	$(0.28)	$(0.31)	$(0.27)
Weighted average shares used to compute net loss per common share:
Basic and diluted	25,047	25,246	25,432	25,572

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of December 31, 2015, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015 based on these criteria. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2016 Annual Meeting of Stockholders.
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

VOCERA COMMUNICATIONS, INC.

Date: March 14, 2016	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: March 14, 2016	By:	/S/ Justin R. Spencer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent D. Lang
Brent D. Lang	Chief Executive Officer (Principal Executive Officer)	March 14, 2016

/s/ Justin R. Spencer
Justin R. Spencer	Chief Financial Officer (Principal Accounting and Financial Officer)	March 14, 2016

/s/ Brian D. Ascher
Brian D. Ascher	Director	March 14, 2016

/s/ John B. Grotting
John B. Grotting	Director	March 14, 2016

/s/ Jeffrey H. Hillebrand
Jeffrey H. Hillebrand	Director	March 14, 2016

/s/ Howard E. Janzen
Howard E. Janzen	Director	March 14, 2016

/s/ John N. McMullen
John N. McMullen	Director	March 14, 2016

/s/ Hany M. Nada
Hany M. Nada	Director	March 14, 2016

/s/ Sharon O'Keefe
Sharon O'Keefe	Director	March 14, 2016

/s/ Robert J. Zollars	Director	March 14, 2016
Robert J. Zollars

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit title	Form	File No.	Date	Number	Filed herewith

3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-175932	August 24, 2012	3.01

3.02	Restated Bylaws of Vocera Communications, Inc., as amended July 25, 2013.	8-K	001-35469	July 30, 2013	3.01

4.01	Amended and Restated Investor Rights Agreement, dated as of October 10, 2006, by and among the Registrant and certain investors of the Registrant.	S-1	333-175932	August 1, 2011	4.02

10.01	Forms of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-175932	August 1, 2011	10.01

10.02+	2000 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)		February 24, 2012	10.02

10.03+	2006 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)	333-175932	February 24, 2012	10.03

10.04+	2012 Equity Incentive Plan and forms of equity award agreements.	S-1(A3)	333-175932	March 13, 2012	10.04

10.05+	2012 Employee Stock Purchase Plan.	S-1(A3)	333-175932	March 13, 2012	10.05

10.06+	Form of Option Agreement dated July 31, 2007, by and between the Registrant and each of Brent Lang and Robert Zollars.	S-1	333-175932	August 1, 2011	10.06

10.07+	2010 Stock Option Agreement to purchase common stock, dated as of November 3, 2010, issued by the Registrant to DS Consulting Associates, LLC and 2011 Stock Option Agreement to purchase common stock, dated as of November 3, 2010 issued by the Registrant to DS Consulting Associates, LLC.	S-1	333-175932	August 1, 2011	10.07

10.8	Lease Agreement, dated as of September 26, 2007, by and between 525 Race Street, LLC and the Registrant, as amended on February 17, 2011.	S-1	333-175932	August 1, 2011	10.11

10.9†	Original Equipment Manufacturer Agreement, dated as of April 25, 2002, by and between Nuance Communications, Inc. and the Registrant, as amended through April 4, 2006.	S-1	333-175932	August 1, 2011	10.13

10.10†	Contract Manufacturing Agreement, dated as of June 7, 2010, by and between SMTC Corporation and the Registrant.	S-1	333-175932	August 1, 2011	10.14

10.11+	Form of Change of Control Severance Agreement by and between the Registrant and each of its executive officers.	S-1(A2)	333-175932	February 24, 2012	10.15

10.12+	Form of non-plan Restricted Stock Purchase Agreement for non-employee directors.	S-1(A2)	333-175932	February 24, 2012	10.17

10.13	Second Amendment to Lease, dated April 20, 2015, by and between the Registrant and 525 Race Street, LLC	10-Q	001-35469	August 6, 2015	10.01

21.01	List of subsidiaries.					X

23.01	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

23.02	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (included on signature page).					X

31.01*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan or arrangement.

†	Portions of have been granted confidential treatment by the SEC.

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