Form 10-Q
period 2016-03-31
VOCERA COMMUNICATIONS, INC.
filed 2016-05-06
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2016
Common Stock, $0.0003 par value per share	26,502,591

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$22,400	$20,572
Short-term investments	97,829	96,202
Accounts receivable, net of allowance	14,433	22,605
Other receivables	1,112	1,009
Inventories	3,613	2,713
Prepaid expenses and other current assets	2,242	2,165
Total current assets	141,629	145,266
Property and equipment, net	4,523	3,620
Intangible assets, net	2,189	2,375
Goodwill	9,988	9,988
Other long-term assets	1,288	1,012
Total assets	$159,617	$162,261
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,212	$2,932
Accrued payroll and other current liabilities	10,787	13,339
Deferred revenue, current	30,975	31,495
Total current liabilities	45,974	47,766
Deferred revenue, long-term	7,865	8,097
Other long-term liabilities	2,116	1,967
Total liabilities	55,955	57,830
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of March 31, 2016 and December 31, 2015; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 26,442,307 and 26,322,322 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	217,064	214,421
Accumulated other comprehensive income (loss)	10	(162)
Accumulated deficit	(113,420)	(109,836)
Total stockholders’ equity	103,662	104,431
Total liabilities and stockholders’ equity	$159,617	$162,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2016	2015
Revenue
Product	$13,802	$12,462
Service	12,975	11,356
Total revenue	26,777	23,818
Cost of revenue
Product	4,449	4,432
Service	5,650	4,851
Total cost of revenue	10,099	9,283
Gross profit	16,678	14,535
Operating expenses
Research and development	3,972	4,483
Sales and marketing	12,026	10,414
General and administrative	4,336	4,000
Total operating expenses	20,334	18,897
Loss from operations	(3,656)	(4,362)
Interest income	178	110
Other expense, net	(14)	(132)
Loss before income taxes	(3,492)	(4,384)
Provision for income taxes	(92)	(103)
Net loss	$(3,584)	$(4,487)

Net loss per share
Basic and diluted	$(0.14)	$(0.17)
Weighted average shares used to compute net loss per share
Basic and diluted	26,379	25,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(3,584)	$(4,487)
Other comprehensive income (loss), net:
Change in unrealized loss on investments, net of tax	172	53
Comprehensive loss	$(3,412)	$(4,434)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(3,584)	$(4,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	726	845
Inventory provision	3	95
Change in lease-related performance obligations	(194)	(266)
Stock-based compensation expense	2,546	2,594
Other	3	144
Changes in operating assets and liabilities:
Accounts receivable	8,172	3,760
Other receivables	(103)	(647)
Inventories	(903)	672
Prepaid expenses and other assets	(354)	(616)
Accounts payable	568	1,475
Accrued payroll and other liabilities	(2,565)	(2,813)
Deferred revenue	(752)	(1,477)
Net cash provided by (used in) operating activities	3,563	(721)
Cash flows from investing activities
Purchase of property and equipment	(733)	(264)
Business acquisitions, net of cash acquired	—	—
Purchase of short-term investments	(39,182)	(33,408)
Maturities of short-term investments	37,015	35,887
Sales of short-term investments	713	—
Changes in restricted cash	—	40
Net cash provided by (used in) investing activities	(2,187)	2,255
Cash flows from financing activities
Cash from lease-related performance obligations	387	170
Payment for repurchase of early exercised options	—	—
Proceeds from issuance of common stock from the employee stock purchase plan	—	—
Proceeds from exercise of stock options	406	105
Tax withholdings paid on behalf of employees for net share settlement	(341)	(167)
Proceeds from exercise of common stock warrants	—	—
Net cash provided by financing activities	452	108
Net decrease in cash and cash equivalents	1,828	1,642
Cash and cash equivalents at beginning of period	20,572	22,615
Cash and cash equivalents at end of period	$22,400	$24,257

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$776	$122
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Organization and Business
Vocera Communications, Inc. (the “Company” or "Vocera") is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company's business is currently generated from sales of its solutions in the healthcare market to help its customers improve patient safety and experience and increase operational efficiency. As of March 31, 2016 the Company's solutions have been selected by more than 1,400 facilities worldwide.
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
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or any other future year.
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
Revenue Recognition
The Company derives revenue from the sales of communication badges, perpetual software licenses for software that is essential to the functionality of the communication badges, smartphones, software maintenance, extended product warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the communication badges and certain hosted software subscriptions. The Company's revenue recognition policy has not changed from that described in its Annual Report on Form 10-K for the year ended December 31, 2015.
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
For the three months ended March 31, 2016 and 2015, the Company transferred $0.3 million and $0.5 million, respectively, of lease receivables in non-recourse sales to third-party financial companies, with immaterial net gains (losses). For the three months ended March 31, 2016 and 2015, the Company recorded $0.4 million and $0.2 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of March 31, 2016 and December 31, 2015, the Company recorded $2.0 million and $1.5 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
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

In November 2015, the FASB issued new guidance to eliminate the requirement for companies to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. Instead, companies will be required to classify all deferred tax liabilities and assets as noncurrent. The Company has elected to early adopt this new guidance during the fourth quarter of fiscal year 2015 on a prospective basis as permitted under the standard, which did not result in a material change to the Company's financial statements. Prior periods were not retrospectively adjusted.

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
In March 2016, the FASB issued new guidance related to accounting for stock-based payment award transactions. The guidance is designed to simplify several aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

2.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the three months ended March 31, 2016, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2016 and December 31, 2015, are summarized as follows (in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$3,087	$—	$3,087	$7,532	$—	$7,532
Commercial paper	1,300	1,798	3,098	—	—	—
U.S. government agency securities	100	11,901	12,001	—	13,009	13,009
U.S. Treasury securities	—	7,365	7,365	—	5,843	5,843
Municipal debt securities	—	—	—	—	—	—
Corporate debt securities	2,920	76,765	79,685	1,152	77,350	78,502
Total assets measured at fair value	$7,407	$97,829	$105,236	$8,684	$96,202	$104,886
The Company had no liabilities as of March 31, 2016 and December 31, 2015 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$14,993	$—	$—	$14,993
Money market funds	3,087	—	—	3,087
Commercial paper	1,300	—	—	1,300
U.S. government agency securities	100	—	—	100
Corporate debt securities	2,920	—	—	2,920
Total cash and cash equivalents	22,400	—	—	22,400

Short-Term Investments:
Commercial paper	1,798	—	—	1,798
U.S. government agency securities	11,896	6	(1)	11,901
U.S. Treasury securities	7,359	6	—	7,365
Corporate debt securities	76,766	33	(34)	76,765
Total short-term investments	97,819	45	(35)	97,829
Total cash, cash equivalents and short-term investments	$120,219	$45	$(35)	$120,229

	As of December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$11,888	$—	$—	$11,888
Money market funds	7,532	—	—	7,532
Corporate debt securities	1,152	—	—	1,152
Total cash and cash equivalents	20,572	—	—	20,572
Short-Term Investments:
U.S. government agency securities	13,038	—	(29)	13,009
U.S. Treasury securities	5,855	—	(12)	5,843
Corporate debt securities	77,471	4	(125)	77,350
Total short-term investments	96,364	4	(166)	96,202
Total cash, cash equivalents and short-term investments	$116,936	$4	$(166)	$116,774

The Company has determined that the unrealized losses on its short-term investments as of March 31, 2016 and December 31, 2015 do not constitute an "other than temporary impairment." The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of March 31, 2016
Cash and cash equivalents (1)	$22,400	$—	$22,400
Short-term investments	84,417	13,412	97,829
Cash, cash equivalents and short-term investments	$106,817	$13,412	$120,229

Balances as of December 31, 2015
Cash and cash equivalents (1)	$20,572	$—	$20,572
Short-term investments	75,725	20,477	96,202
Cash, cash equivalents and short-term investments	$96,297	$20,477	$116,774

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

4.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Numerator:
Net loss	$(3,584)	$(4,487)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	26,379	25,667

Net loss per share
Basic and diluted	$(0.14)	$(0.17)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2016	2015
Options to purchase common stock, including ESPP	3,125	3,440
Common stock subject to repurchase	—	1
Warrants to purchase common stock	—	44
Restricted stock units	1,371	1,064

5.	Goodwill and Intangible Assets
Goodwill
As of March 31, 2016 and December 31, 2015, the Company had $10.0 million and $10.0 million of goodwill, respectively, allocated to the Company's Product operating segment. As of March 31, 2016, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		March 31, 2016			December 31, 2015
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 to 7	$3,650	$2,194	$1,456	$3,650	$2,094	$1,556
Customer relationships	7 to 9	2,520	1,976	544	2,520	1,934	586
Non-compete agreements	2 to 4	460	299	161	460	258	202
Trademarks	4 to 7	110	82	28	110	79	31
Intangible assets, net book value		$6,740	$4,551	$2,189	$6,740	$4,365	$2,375
Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Amortization of acquired intangible assets is reflected in the cost of revenue or operating expenses, depending on the nature of the intangible. The estimated future amortization of existing acquired intangible assets as of March 31, 2016 was as follows:

(in thousands)	Future amortization
2016 (nine months remaining)	$533
2017	551
2018	441
2019	386
2020	201
2021	77
Future amortization expense	$2,189

6.	Balance Sheet Components
Inventories

(in thousands)	March 31, 2016	December 31, 2015
Raw materials	$86	$36
Finished goods	3,527	2,677
Total inventories	$3,613	$2,713
Property and equipment, net

(in thousands)	March 31, 2016	December 31, 2015
Computer equipment and software	$9,889	$9,446
Furniture, fixtures and equipment	1,027	1,004
Leasehold improvements	2,450	2,435
Manufacturing tools and equipment	3,263	3,134
Construction in process	941	229
Property and equipment, at cost	17,570	16,248
Less: Accumulated depreciation	(13,047)	(12,628)
Property and equipment, net	$4,523	$3,620
Depreciation and amortization expense was $0.5 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 0.50 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Minimum payments to be received on sales-type leases	$3,731	$2,772
Less: Unearned interest income and executory costs	(1,754)	(1,292)
Net investment in sales-type leases	1,977	1,480
Less: Current portion	(1,007)	(832)
Non-current net investment in sales-type leases	$970	$648
There were no allowances for doubtful accounts on these leases as of March 31, 2016 and December 31, 2015. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets," respectively.
The minimum payments expected to be received for future years under sales-type leases as of March 31, 2016 were as follows:

(in thousands)	Future lease payments
2016 (Remaining nine months)	$1,137
2017	1,159
2018	869
2019	508
2020	58
Total	$3,731
Accrued payroll and other current liabilities

(in thousands)	March 31, 2016	December 31, 2015
Payroll and related expenses	$5,625	$8,162
Accrued payables	1,975	1,835
Deferred rent, current portion	364	326
Lease financing, current portion	742	706
Product warranty	584	701
Customer prepayments	915	941
Sales and use tax payable	270	285
Other	312	383
Total accrued payroll and other current liabilities	$10,787	$13,339

The changes in the Company's product warranty reserve are as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Warranty balance at the beginning of the period	$806	$497
Warranty expense accrued for shipments during the period	172	64
Changes in estimate related to pre-existing warranties	(201)	358
Warranty settlements made	(157)	(85)
Total product warranty	$620	$834
Less: Long-term portion	(36)	$—
Current portion of warranty balance at the end of the period	$584	$834

7.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of March 31, 2016 and December 31, 2015, approximately $7.1 million and $7.8 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2016 and March 2022. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.
Future minimum lease payments at March 31, 2016 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2016 (remaining nine months)	$1,471
2017	1,911
2018	1,727
2019	1,601
2020	1,549
2021	1,595
Thereafter	402
Total minimum lease payments	$10,256

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
In connection with a mediation, an agreement in principle to settle the suit was reached in October 2015. On March 4, 2016, the Court issued an order granting Lead Plaintiffs' motion for preliminary approval of the settlement. The settlement, which is subject to final approval of the Court, calls for payment of $9 million, which will be funded entirely by the Company's insurance carriers.

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

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the three months ended March 31, 2016 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2015	3,151,680	$9.47	5.50	$14,587
Options granted	—
Options exercised	(80,239)	5.06
Options canceled	(2,734)	18.26
Outstanding at March 31, 2016	3,068,707	$9.57	5.29	$15,019
At March 31, 2016, there was $3.4 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 2.00 years. As of March 31, 2016, there were 2,625,529 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. The following assumptions were used for each respective period for employee stock options:

Three months ended March 31,
2015
Expected Term (in years)	5.39
Volatility	41.8%
Risk-free interest rate	1.63%
Dividend yield	0%
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. No shares of common stock were purchased during the three months ended March 31, 2016 and 2015. As of March 31, 2016, there were 656,831 shares available for future issuance under the ESPP.
The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended March 31,
	2016	2015
Expected Term (in years)	0.50	0.50
Volatility	41.5%	57.8%
Risk-free interest rate	0.33%	0.07%
Dividend yield	0%	0%
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2016 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	1,351,728	$11.54
Granted	128,528	14.32
Vested	(62,209)	15.14
Forfeited	(46,647)	12.12
Outstanding at March 31, 2016	1,371,400	$11.62
At March 31, 2016, there was $9.8 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.74 years.

Allocation of Stock-Based Compensation Expense
The following table presents the stock-based compensation allocation of expense:

	Three months ended March 31,
(in thousands)	2016	2015
Cost of revenue	$269	$309
Research and development	226	260
Sales and marketing	1,010	1,034
General and administrative	1,041	991
Total stock-based compensation	$2,546	$2,594

9. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended March 31,
(in thousands)	2016	2015
Revenue
Product	$13,802	$12,462
Service	12,975	11,356
Total revenue	26,777	23,818

Cost of Revenue
Product	4,449	4,432
Service	5,650	4,851
Total cost of revenue	10,099	9,283

Gross profit
Product	9,353	8,030
Service	7,325	6,505
Total gross profit	16,678	14,535

Operating expenses	20,334	18,897
Interest (expense) income, net and other	164	(22)
Loss before income taxes	$(3,492)	$(4,384)

10.	Income Taxes
The Company recorded a $0.1 million provision and $0.1 million provision for income taxes for the three months ended March 31, 2016 and 2015, respectively. The provision in both periods was primarily due to taxes on international operations and state income taxes.
As of March 31, 2016, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of March 31, 2016, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our plans, objectives, expectations and intentions, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates," “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.
Business Overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve patient safety and experience and increase operational efficiency. Our solutions have been selected by more than 1,400 facilities worldwide.
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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 12.4% from $23.8 million for the three months ended March 31, 2015 to $26.8 million for the three months ended March 31, 2016. For the three months ended March 31, 2016, we recorded a net loss of $3.6 million compared to a net loss of $4.5 million for the three months ended March 31, 2015.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, Singapore and parts of the Middle East, most of our customers are located in the United States. International customers represented 10.3%, 8.8% and 9.9% of our revenue in the three months ended March 31, 2016, and the years ended December 31, 2015 and 2014, respectively. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
We believe certain international markets represent attractive opportunities for growth. We currently sell our solutions in Canada, the United Kingdom as well as in multiple English speaking countries in the Asia-Pacific and Middle East regions where we see significant investment in healthcare systems to improve capacity and quality.

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
Consolidated statement of operations data:	2016		2015
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$13,802	51.5%	$12,462	52.3%
Service	12,975	48.5	11,356	47.7
Total revenue	26,777	100.0	23,818	100.0
Cost of revenues
Product	4,449	16.6	4,432	18.6
Service	5,650	21.1	4,851	20.4
Total cost of revenues	10,099	37.7	9,283	39.0
Gross profit	16,678	62.3	14,535	61.0
Operating expenses:
Research and development	3,972	14.8	4,483	18.8
Sales and marketing	12,026	44.9	10,414	43.7
General and administrative	4,336	16.2	4,000	16.8
Total operating expenses	20,334	75.9	18,897	79.3
Loss from operations	(3,656)	(13.6)	(4,362)	(18.3)
Interest income	178	0.6	110	0.5
Other (expense) income, net	(14)	—	(132)	(0.6)
Loss before income taxes	(3,492)	(13.0)	(4,384)	(18.4)
Provision for income taxes	(92)	(0.4)	(103)	(0.4)
Net loss	$(3,584)	(13.4)%	$(4,487)	(18.8)%

Revenue:

	Three months ended March 31,
	2016	2015	Change
(in thousands)	Amount	Amount	Amount	%
Product revenue
Devices	$10,403	$9,019	$1,384	15.3%
Software	3,399	3,443	(44)	(1.3)
Total product	13,802	12,462	1,340	10.8

Service revenue
Maintenance and support	10,152	9,164	988	10.8
Professional services and training	2,823	2,192	631	28.8
Total service	12,975	11,356	1,619	14.3
Total revenue	$26,777	$23,818	$2,959	12.4%
Three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Total revenue increased $3.0 million, or 12.4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in total revenue was a result of increased product and services revenue.
Product revenue increased $1.3 million, or 10.8%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Device revenue increased $1.4 million, or 15.3%, and software revenue remained relatively flat for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users.
Service revenue increased $1.6 million, or 14.3%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Software maintenance and support revenue increased $1.0 million, or 10.8%, and professional services and training revenue increased $0.6 million, or 28.8%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in software maintenance and support revenue was primarily the result of having a larger customer base. The increase in professional services and training revenue was due to increases in implementation services for our Communication solution.
Cost of revenue:

	Three months ended March 31,
	2016	2015	Change
(in thousands)	Amount	Amount	Amount	%
Cost of revenue
Product	$4,449	$4,432	$17	0.4%
Service	5,650	4,851	799	16.5
Total cost of revenue	$10,099	$9,283	$816	8.8%

Gross margin
Product	67.8%	64.4%	3.4%
Service	56.5%	57.3%	(0.8)%
Total gross margin	62.3%	61.0%	1.3%
Three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Cost of product revenue remained flat for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 notwithstanding the growth in device sales, due to higher standard margins and favorable impact due to changes in warranty reserves. Product gross margin as a percentage of product revenue increased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due primarily to higher absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $0.8 million, or 16.5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The cost of service revenue increased primarily due to an increase in the number of deployments of our Communication solution. Service gross margin as a percentage of service revenue decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to lower absorption of our fixed overhead costs.

Operating expenses:

	Three months ended March 31,
	2016	2015	Change
(in thousands)	Amount	Amount	Amount	%
Operating expenses
Research and development	$3,972	$4,483	$(511)	(11.4)%
Sales and marketing	12,026	10,414	1,612	15.5
General and administrative	4,336	4,000	336	8.4
Total operating expenses	$20,334	$18,897	$1,437	7.6%
Three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Research and development expense. Research and development expense decreased $0.5 million, or 11.4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily due to a $0.2 million decrease in compensation costs and a $0.2 million decrease in outside services.
Sales and marketing expense. Sales and marketing expense increased $1.6 million, or 15.5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to a $1.1 million increase in personnel costs, of which $0.6 million related to sales commissions.
General and administrative expense. General and administrative expense increased $0.3 million, or 8.4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to a $0.3 million increase in personnel costs.

Interest Income and Other Expense, Net:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Interest income	$178	$110	$68
Other expense, net	(14)	(132)	118
Three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Interest income. Interest income did not significantly change for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Other expense, net. The change in other expense in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to foreign exchange fluctuations.

Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents and short-term investments of $120.2 million and no outstanding borrowings, which was largely attributable to the net proceeds of two common stock offerings in 2012. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Three months ended March 31,
(in thousands)	2016	2015
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$3,563	$(721)
Net cash provided by (used in) investing activities	(2,187)	2,255
Net cash provided by financing activities	452	108
Net decrease in cash and cash equivalents	$1,828	$1,642
Operating activities
Cash provided by operating activities was $3.6 million for the three months ended March 31, 2016, due to a net loss of $3.6 million, partially offset by non-cash items such as depreciation and amortization of $0.7 million for property and equipment and acquired intangible assets and stock-based compensation of $2.5 million. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $8.2 million, which was attributable to collections on prior periods' invoices exceeding the current period billings and an increase of $0.6 million in accounts payable. These factors were offset by certain cash outflows, including an increase of $0.9 million in inventories, a $2.6 million decrease in accrued and other liabilities, a $0.8 million decrease in deferred revenue, a $0.1 million increase in other receivables and a $0.4 million increase in prepaid expenses.
Cash used in operating activities was $0.7 million for the three months ended March 31, 2015, due to a net loss of $4.5 million, partially offset by non-cash items such as depreciation and amortization of $0.8 million for property and equipment and acquired intangible assets and stock-based compensation of $2.6 million. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $3.8 million, which was attributable to collections on prior periods' invoices exceeding the current period billings, a decrease of $0.7 million in inventories and an increase of  $1.5 million in accounts payable. These factors were offset by certain cash outflows, including a $1.5 million decrease in deferred revenue, a $2.8 million decrease in accrued and other liabilities, a $0.6 million increase in other receivables and a $0.6 million increase in prepaid expenses.
Investing activities
Cash used in investing activities was $2.2 million for the three months ended March 31, 2016, due to $39.2 million for purchases of short-term investments, partly offset by $37.0 million and $0.7 million short-term investment maturities and investment sales, respectively. An additional $0.7 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash provided by investing activities was $2.3 million for the three months ended March 31, 2015 due to $33.4 million for purchases of short-term investments, offset by $35.9 million of short-term investment maturities. An additional $0.3 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $0.5 million for the three months ended March 31, 2016, primarily attributable to $0.4 million of proceeds from stock option exercises and $0.4 million of cash from lease-related performance obligations. This was partially offset by a $0.3 million decrease for employee taxes paid on net share settlement.
Cash provided by financing activities was $0.1 million for the three months ended March 31, 2015, primarily attributable to $0.1 million proceeds from stock option exercises and $0.2 million of cash from lease-related performance obligations. This was partially offset by a $0.2 million decrease for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, "Commitments and Contingencies," for a discussion of our non-cancelable purchase commitments.

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
As of March 31, 2016, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
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
In connection with a mediation, an agreement in principle to settle the suit was reached in October 2015. On March 4, 2016, the Court issued an order granting Lead Plaintiffs' motion for preliminary approval of the settlement. The settlement, which is subject to final approval of the Court, calls for payment of $9 million, which will be funded entirely by our insurance carriers.
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
We have incurred significant losses in the past and reported a net loss of $3.6 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $113.4 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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
To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Sales of our Vocera Communication solution to the healthcare market accounted for 88%, 94% and 90% of our revenue for the three months ended March 31, 2016, and for the years ended December 31, 2015 and 2014, respectively. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future.

We obtain a significant portion of our sales from existing hospital customers. While we are seeking to increase sales of our Vocera Communications solution to non-healthcare customers, we do not anticipate that sales of our Vocera Communication solution in non-healthcare markets will represent a significant portion of our revenue for the foreseeable future.

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

We believe that the primary competition for our Vocera Communication solution has consisted of traditional methods using wired and wireless phones, pagers and overhead intercoms. While we believe that our system is superior to these legacy methods, our solution requires a significant infrastructure investment by a hospital and many hospitals' spending is severely constrained by other priorities.

Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones also sell their products to hospitals as components of communication solutions. Of these product categories, in-building wireless telephones and pagers represent the most significant current competition for the sale of our solution. The market for in-building wireless phones is dominated by communications companies such as Cisco Systems, Ascom and Spectralink. In addition, the growing proliferation of smartphones and related applications, including cloud-based applications, represents another category of competitive offerings. While we consider secure text-messaging using smartphones a feature valued by many customers, we do not believe most of our potential customers would consider that feature alone an adequate substitute for a comprehensive multi-mode communication solution. Some customers may choose solutions that are not HIPAA-compliant, given their budget constraints.

While we do not currently have a directly comparable single competitor that provides a solution as richly-featured as the Vocera Communication system for the healthcare market, we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition.

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
In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 2% and 3% of our revenue for the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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
We generally recognize revenue from our customer maintenance and support contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 38%, 37% and 37% of our revenue for the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014, we generated 10.3%, 8.8% and 9.9% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In the second quarter of 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announced or completed acquisitions of businesses, technologies or assets by us or our competitor;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	our public float relative to the total number of shares of our common stock that are issued and outstanding;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	rumors and market speculation involving us or other companies in our industry;

•	the dissemination of adverse or misleading reports or opinions about our business;

•	any major change in our management;

•	unfavorable economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war or incidents of terrorism.

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

VOCERA COMMUNICATIONS, INC.
Date: May 6, 2016	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: May 6, 2016	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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