Form 10-Q
period 2016-06-30
VOCERA COMMUNICATIONS, INC.
filed 2016-08-04
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2016
Common Stock, $0.0003 par value per share	27,020,615

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$26,367	$20,572
Short-term investments	92,409	96,202
Accounts receivable, net of allowance	19,121	22,605
Other receivables	886	1,009
Inventories	4,367	2,713
Prepaid expenses and other current assets	2,303	2,165
Total current assets	145,453	145,266
Property and equipment, net	5,881	3,620
Intangible assets, net	2,003	2,375
Goodwill	9,988	9,988
Other long-term assets	779	1,012
Total assets	$164,104	$162,261
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,817	$2,932
Accrued payroll and other current liabilities	12,383	13,339
Deferred revenue, current	32,837	31,495
Total current liabilities	49,037	47,766
Deferred revenue, long-term	7,957	8,097
Other long-term liabilities	3,554	1,967
Total liabilities	60,548	57,830
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of June 30, 2016 and December 31, 2015; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 26,829,222 and 26,322,322 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	219,626	214,421
Accumulated other comprehensive income (loss)	48	(162)
Accumulated deficit	(116,126)	(109,836)
Total stockholders’ equity	103,556	104,431
Total liabilities and stockholders’ equity	$164,104	$162,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Product	$17,702	$13,320	$31,504	$25,782
Service	13,450	12,129	26,425	23,485
Total revenue	31,152	25,449	57,929	49,267
Cost of revenue
Product	5,944	4,723	10,393	9,155
Service	6,134	4,914	11,784	9,765
Total cost of revenue	12,078	9,637	22,177	18,920
Gross profit	19,074	15,812	35,752	30,347
Operating expenses
Research and development	4,428	4,242	8,400	8,725
Sales and marketing	12,747	12,102	24,773	22,516
General and administrative	4,625	4,568	8,961	8,568
Total operating expenses	21,800	20,912	42,134	39,809
Loss from operations	(2,726)	(5,100)	(6,382)	(9,462)
Interest income	199	117	377	227
Other expense, net	(137)	(33)	(151)	(165)
Loss before income taxes	(2,664)	(5,016)	(6,156)	(9,400)
Provision for income taxes	(42)	(155)	(134)	(258)
Net loss	$(2,706)	$(5,171)	$(6,290)	$(9,658)

Net loss per share
Basic and diluted	$(0.10)	$(0.20)	$(0.24)	$(0.38)
Weighted average shares used to compute net loss per share
Basic and diluted	26,624	25,832	26,501	25,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(2,706)	$(5,171)	$(6,290)	$(9,658)
Other comprehensive income (loss), net:
Change in unrealized gain (loss) on investments, net of tax	38	(17)	210	36
Comprehensive loss	$(2,668)	$(5,188)	$(6,080)	$(9,622)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(6,290)	$(9,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,456	1,654
Inventory provision	119	99
Change in lease-related performance obligations	(450)	(490)
Stock-based compensation expense	5,691	5,338
Other	6	461
Changes in operating assets and liabilities:
Accounts receivable	3,484	3,030
Other receivables	123	(351)
Inventories	(1,773)	1,617
Prepaid expenses and other assets	94	(309)
Accounts payable	548	651
Accrued payroll and other liabilities	(30)	(700)
Deferred revenue	1,202	(1,550)
Net cash provided by (used in) operating activities	4,180	(208)
Cash flows from investing activities
Purchase of property and equipment	(3,013)	(385)
Purchase of short-term investments	(68,692)	(68,203)
Maturities of short-term investments	68,464	55,148
Sales of short-term investments	4,231	—
Changes in restricted cash	—	40
Net cash provided by (used in) investing activities	990	(13,400)
Cash flows from financing activities
Cash from lease-related performance obligations	940	609
Proceeds from issuance of common stock from the employee stock purchase plan	786	653
Proceeds from exercise of stock options	523	614
Tax withholdings paid on behalf of employees for net share settlement	(1,624)	(881)
Net cash provided by financing activities	625	995
Net increase (decrease) in cash and cash equivalents	5,795	(12,613)
Cash and cash equivalents at beginning of period	20,572	22,615
Cash and cash equivalents at end of period	$26,367	$10,002

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$401	$362
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Organization and Business
Vocera Communications, Inc. (the “Company” or "Vocera") is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company's business is currently generated from sales of its solutions in the healthcare market to help its customers improve patient safety and experience and increase operational efficiency. As of June 30, 2016 the Company's solutions have been selected by more than 1,400 facilities worldwide.
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
The accounting policies followed in the preparation of these financial statements are consistent in all material respects with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
For the six months ended June 30, 2016 and 2015, the Company transferred $2.5 million and $1.1 million, respectively, of lease receivables in non-recourse sales to third-party financial companies, with immaterial net gains (losses). For the six months ended June 30, 2016 and 2015, the Company recorded $0.9 million and $0.6 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of June 30, 2016 and December 31, 2015, the Company recorded $1.2 million and $1.5 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
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
In June 2016, the FASB issued new guidance related to the accounting for credit losses on instruments for both financial services and non-financial services entities. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance will be effective for us beginning January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

2.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the six months ended June 30, 2016, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.

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
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2016 and December 31, 2015, are summarized as follows (in thousands):

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$5,598	$—	$5,598	$7,532	$—	$7,532
Commercial paper	1,683	1,219	2,902	—	—	—
U.S. government agency securities	600	10,755	11,355	—	13,009	13,009
U.S. Treasury securities	—	6,362	6,362	—	5,843	5,843
Corporate debt securities	5,182	74,073	79,255	1,152	77,350	78,502
Total assets measured at fair value	$13,063	$92,409	$105,472	$8,684	$96,202	$104,886
The Company had no liabilities as of June 30, 2016 and December 31, 2015 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$13,304	$—	$—	$13,304
Money market funds	5,598	—	—	5,598
Commercial paper	1,683	—	—	1,683
U.S. government agency securities	600	—	—	600
Corporate debt securities	5,182	—	—	5,182
Total cash and cash equivalents	26,367	—	—	26,367

Short-Term Investments:
Commercial paper	1,219	—	—	1,219
U.S. government agency securities	10,744	11	—	10,755
U.S. Treasury securities	6,351	11	—	6,362
Corporate debt securities	74,047	41	(15)	74,073
Total short-term investments	92,361	63	(15)	92,409
Total cash, cash equivalents and short-term investments	$118,728	$63	$(15)	$118,776

	As of December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$11,888	$—	$—	$11,888
Money market funds	7,532	—	—	7,532
Corporate debt securities	1,152	—	—	1,152
Total cash and cash equivalents	20,572	—	—	20,572
Short-Term Investments:
U.S. government agency securities	13,038	—	(29)	13,009
U.S. Treasury securities	5,855	—	(12)	5,843
Corporate debt securities	77,471	4	(125)	77,350
Total short-term investments	96,364	4	(166)	96,202
Total cash, cash equivalents and short-term investments	$116,936	$4	$(166)	$116,774

The Company has determined that the unrealized losses on its short-term investments as of June 30, 2016 and December 31, 2015 do not constitute an "other than temporary impairment." The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of June 30, 2016
Cash and cash equivalents (1)	$26,367	$—	$26,367
Short-term investments	84,544	7,865	92,409
Cash, cash equivalents and short-term investments	$110,911	$7,865	$118,776

Balances as of December 31, 2015
Cash and cash equivalents (1)	$20,572	$—	$20,572
Short-term investments	75,725	20,477	96,202
Cash, cash equivalents and short-term investments	$96,297	$20,477	$116,774

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

4.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(2,706)	$(5,171)	$(6,290)	$(9,658)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	26,624	25,832	26,501	25,749

Net loss per share
Basic and diluted	$(0.10)	$(0.20)	$(0.24)	$(0.38)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Options to purchase common stock, including ESPP	3,049	3,438	3,087	3,439
Warrants to purchase common stock	—	44	—	44
Restricted stock units	1,808	1,514	1,589	1,289

5.	Goodwill and Intangible Assets
Goodwill
As of June 30, 2016 and December 31, 2015, the Company had $10.0 million and $10.0 million of goodwill, respectively, allocated to the Company's Product operating segment. As of June 30, 2016, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		June 30, 2016			December 31, 2015
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 to 7	$3,650	$2,292	$1,358	$3,650	$2,094	$1,556
Customer relationships	7 to 9	2,520	2,019	501	2,520	1,934	586
Non-compete agreements	2 to 4	460	340	120	460	258	202
Trademarks	4 to 7	110	86	24	110	79	31
Intangible assets, net book value		$6,740	$4,737	$2,003	$6,740	$4,365	$2,375
Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense was $0.4 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue or operating expenses, depending on the nature of the intangible asset. The estimated future amortization of existing acquired intangible assets as of June 30, 2016 was as follows:

(in thousands)	Future amortization
2016 (six months remaining)	$347
2017	551
2018	441
2019	386
2020	201
2021	77
Future amortization expense	$2,003

6.	Balance Sheet Components
Inventories

(in thousands)	June 30, 2016	December 31, 2015
Raw materials	$154	$36
Finished goods	4,213	2,677
Total inventories	$4,367	$2,713
Property and equipment, net

(in thousands)	June 30, 2016	December 31, 2015
Computer equipment and software	$10,087	$9,446
Furniture, fixtures and equipment	1,775	1,004
Leasehold improvements	3,740	2,435
Manufacturing tools and equipment	3,316	3,134
Construction in process	554	229
Property and equipment, at cost	19,472	16,248
Less: Accumulated depreciation	(13,591)	(12,628)
Property and equipment, net	$5,881	$3,620
Depreciation and amortization expense was $0.5 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense was $1.1 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 0.25 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Minimum payments to be received on sales-type leases	$2,384	$2,772
Less: Unearned interest income and executory costs	(1,186)	(1,292)
Net investment in sales-type leases	1,198	1,480
Less: Current portion	(743)	(832)
Non-current net investment in sales-type leases	$455	$648
There were no allowances for doubtful accounts on these leases as of June 30, 2016 and December 31, 2015. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets," respectively.
The minimum payments expected to be received for future years under sales-type leases as of June 30, 2016 were as follows:

(in thousands)	Future lease payments
2016 (Remaining six months)	$637
2017	926
2018	636
2019	185
Total	$2,384
Accrued payroll and other current liabilities

(in thousands)	June 30, 2016	December 31, 2015
Payroll and related expenses	$7,050	$8,162
Accrued payables	2,087	1,835
Deferred rent, current portion	107	326
Lease financing, current portion	780	706
Product warranty	602	701
Customer prepayments	910	941
Sales and use tax payable	456	285
Other	391	383
Total accrued payroll and other current liabilities	$12,383	$13,339

The changes in the Company's product warranty reserve are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Warranty balance at the beginning of the period	$620	$834	$806	$497
Warranty expense accrued for shipments during the period	178	93	350	157
Changes in estimate related to pre-existing warranties	(39)	30	(240)	388
Warranty settlements made	(121)	(90)	(278)	(175)
Total product warranty	$638	$867	$638	$867
Less: Long-term portion	(36)	$(68)	(36)	$(68)
Current portion of warranty balance at the end of the period	$602	$799	$602	$799

7.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of June 30, 2016 and December 31, 2015, approximately $6.0 million and $7.8 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2016 and March 2022. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.6 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. Facilities rent expense was $1.2 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively.
Future minimum lease payments at June 30, 2016 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2016 (remaining six months)	$980
2017	1,911
2018	1,727
2019	1,601
2020	1,549
2021	1,595
Thereafter	402
Total minimum lease payments	$9,765

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
Securities Litigation
On August 1 and 21, 2013, two putative securities class action suits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers, its board of directors, a former director and the underwriters for the Company's initial public offering.  On November 20, 2013, the court consolidated the actions as In re Vocera Communications, Inc. Securities Litigation and appointed Lead Plaintiffs.  Lead Plaintiffs filed their consolidated complaint on September 19, 2014.   The consolidated complaint named certain current and former officers and directors and the underwriters for the Company's initial public offering and secondary offering and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Section 10(b) and 20(a) of the Exchange Act based on allegedly false and materially misleading statements and omissions in the registration statement for the Company's initial public offering and secondary offering and in communications regarding its business and financial results. The suit was purportedly brought on behalf of purchasers of the Company's securities between March 28, 2012 and May 2, 2013, and sought compensatory damages, rescission, fees and costs, as well as other relief.  On November 3, 2014 Defendants moved to dismiss the consolidated complaint. On February 11, 2015, the Court granted Defendants' motion to dismiss the Securities Act claims, but denied the motion as to the Exchange Act claims, allowing the matter to proceed on that basis. On April 27, 2015 Defendants filed answers to the consolidated complaint.
A mediation in October 2015 resulted in an agreement in principle to settle the suit. On March 4, 2016, the Court issued an order granting Lead Plaintiffs' motion for preliminary approval of the settlement. The settlement, which calls for payment of $9 million, was funded entirely by the Company's insurance carriers. On July 29, 2016, the court issued an order granting final approval of the settlement and entering judgment.
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

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the six months ended June 30, 2016 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2015	3,151,680	$9.47	5.50	$14,587
Options granted	—
Options exercised	(109,682)	4.77
Options canceled	(19,962)	12.17
Outstanding at June 30, 2016	3,022,036	$9.62	4.98	$14,887
At June 30, 2016, there was $2.9 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 1.83 years. As of June 30, 2016, there were 1,937,081 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. The following assumptions were used for each respective period for employee stock options:

	Three months ended June 30,	Six months ended June 30,
	2015	2015
Expected Term (in years)	5.39	5.39
Volatility	41.3%	41.3% - 41.8%
Risk-free interest rate	1.62%	1.62% - 1.63%
Dividend yield	0%	0%
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the six months ended June 30, 2016, employees purchased 87,937 shares of common stock at an average purchase price of $8.93. During the six months ended June 30, 2015, employees purchased 78,853 shares of common stock at an average purchase price of $8.28. As of June 30, 2016, there were 568,894 shares available for future issuance under the ESPP.
The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expected Term (in years)	0.50	0.50	0.50	0.50
Volatility	38.0%	33.6%	38.0% - 41.5%	33.6% - 57.8%
Risk-free interest rate	0.38%	0.09%	0.33% - 0.38%	0.07% - 0.09%
Dividend yield	0%	0%	0%	0%
Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2016 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	1,351,728	$11.54
Granted	982,300	12.50
Vested	(454,701)	12.22
Forfeited	(71,786)	11.86
Outstanding at June 30, 2016	1,807,541	$11.88
At June 30, 2016, there was $16.8 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.15 years.

Allocation of Stock-Based Compensation Expense
The following table presents the stock-based compensation allocation of expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$324	$341	$593	$650
Research and development	304	283	530	543
Sales and marketing	1,278	1,061	2,288	2,095
General and administrative	1,239	1,059	2,280	2,050
Total stock-based compensation	$3,145	$2,744	$5,691	$5,338

9. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue
Product	$17,702	$13,320	$31,504	$25,782
Service	13,450	12,129	26,425	23,485
Total revenue	31,152	25,449	57,929	49,267

Cost of Revenue
Product	5,944	4,723	10,393	9,155
Service	6,134	4,914	11,784	9,765
Total cost of revenue	12,078	9,637	22,177	18,920

Gross profit
Product	11,758	8,597	21,111	16,627
Service	7,316	7,215	14,641	13,720
Total gross profit	19,074	15,812	35,752	30,347

Operating expenses	21,800	20,912	42,134	39,809
Interest income, net and other	62	84	226	62
Loss before income taxes	$(2,664)	$(5,016)	$(6,156)	$(9,400)

10.	Income Taxes
The Company recorded a $0.1 million provision and $0.3 million provision for income taxes for the six months ended June 30, 2016 and 2015, respectively. The provision in both periods was primarily due to taxes on international operations and state income taxes.
As of June 30, 2016, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of June 30, 2016, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2015.

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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 17.6% from $49.3 million for the six months ended June 30, 2015 to $57.9 million for the six months ended June 30, 2016. For the six months ended June 30, 2016, we recorded a net loss of $6.3 million compared to a net loss of $9.7 million for the six months ended June 30, 2015.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, Singapore and parts of the Middle East, most of our customers are located in the United States. International customers represented 10.0%, 8.8% and 9.9% of our revenue in the six months ended June 30, 2016, and the years ended December 31, 2015 and 2014, respectively. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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

	Three months ended June 30,				Six months ended June 30,
Consolidated statement of operations data:	2016		2015		2016		2015
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$17,702	56.8%	$13,320	52.3%	$31,504	54.4%	$25,782	52.3%
Service	13,450	43.2	12,129	47.7	26,425	45.6	23,485	47.7
Total revenue	31,152	100.0	25,449	100.0	57,929	100.0	49,267	100.0
Cost of revenues
Product	5,944	19.1	4,723	18.6	10,393	17.9	9,155	18.6
Service	6,134	19.7	4,914	19.3	11,784	20.3	9,765	19.8
Total cost of revenues	12,078	38.8	9,637	37.9	22,177	38.2	18,920	38.4
Gross profit	19,074	61.2	15,812	62.1	35,752	61.8	30,347	61.6
Operating expenses:
Research and development	4,428	14.2	4,242	16.7	8,400	14.5	8,725	17.7
Sales and marketing	12,747	40.9	12,102	47.6	24,773	42.8	22,516	45.7
General and administrative	4,625	14.8	4,568	17.9	8,961	15.5	8,568	17.4
Total operating expenses	21,800	69.9	20,912	82.2	42,134	72.8	39,809	80.8
Loss from operations	(2,726)	(8.7)	(5,100)	(20.1)	(6,382)	(11.0)	(9,462)	(19.2)
Interest income	199	0.5	117	0.5	377	0.7	227	0.4
Other expense, net	(137)	(0.3)	(33)	(0.1)	(151)	(0.3)	(165)	(0.3)
Loss before income taxes	(2,664)	(8.5)	(5,016)	(19.7)	(6,156)	(10.6)	(9,400)	(19.1)
Provision for income taxes	(42)	(0.2)	(155)	(0.6)	(134)	(0.3)	(258)	(0.5)
Net loss	$(2,706)	(8.7)%	$(5,171)	(20.3)%	$(6,290)	(10.9)%	$(9,658)	(19.6)%

Revenue:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$12,031	$9,633	$2,398	24.9%	$22,434	$18,652	$3,782	20.3%
Software	5,671	3,687	1,984	53.8	9,070	7,130	1,940	27.2
Total product	17,702	13,320	4,382	32.9	31,504	25,782	5,722	22.2

Service revenue
Maintenance and support	10,573	9,447	1,126	11.9	20,725	18,611	2,114	11.4
Professional services and training	2,877	2,682	195	7.3	5,700	4,874	826	16.9
Total service	13,450	12,129	1,321	10.9	26,425	23,485	2,940	12.5
Total revenue	$31,152	$25,449	$5,703	22.4%	$57,929	$49,267	$8,662	17.6
Three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Total revenue increased $5.7 million, or 22.4%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Product revenue increased $4.4 million, or 32.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Device revenue increased $2.4 million, or 24.9%, and software revenue increased $2.0 million, or 53.8%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges, third party devices and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue is primarily due to increased sales of our communications software licenses and expansions of existing customer licenses.
Service revenue increased $1.3 million, or 10.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Software maintenance and support revenue increased $1.1 million, or 11.9%, and professional services and training revenue increased $0.2 million, or 7.3%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to increases in implementation services for our Communication solution.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Total revenue increased $8.7 million, or 17.6%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Product revenue increased $5.7 million, or 22.2%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Device revenue increased $3.8 million, or 20.3%, and software revenue increased $1.9 million or 27.2% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges, third party devices and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue is primarily due to increased sales of our communications software licenses and expansions of existing customer licenses.
Service revenue increased $2.9 million, or 12.5%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Software maintenance and support revenue increased $2.1 million, or 11.4%, and professional services and training revenue increased $0.8 million, or 16.9%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to increases in implementation services for our Communication solution.

Cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$5,944	$4,723	$1,221	25.9%	$10,393	$9,155	$1,238	13.5%
Service	6,134	4,914	1,220	24.8	11,784	9,765	2,019	20.7
Total cost of revenue	$12,078	$9,637	$2,441	25.3%	$22,177	$18,920	$3,257	17.2%

Gross margin
Product	66.4%	64.5%	1.9%		67.0%	64.5%	2.5%
Service	54.4%	59.5%	(5.1)%		55.4%	58.4%	(3.0)%
Total gross margin	61.2%	62.1%	(0.9)%		61.8%	61.6%	0.2%
Three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Cost of product revenue increased $1.2 million, or 25.9% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This was in line with the growth in product revenue which was driven by higher unit volumes of both internal and third party devices. Product gross margin as a percentage of product revenue increased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due primarily to higher absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $1.2 million, or 24.8%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The cost of service revenue increased primarily due to increased headcount to support the growth in the number of deployments of our Communication solution. Service gross margin as a percentage of service revenue decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to lower absorption of our fixed overhead costs.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Cost of product revenue increased $1.2 million, or 13.5% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This was in line with the growth in product revenue which was driven by higher unit volumes of both internal and third party devices. Product gross margin as a percentage of product revenue increased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due primarily to higher absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $2.0 million, or 20.7%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The cost of service revenue increased primarily due to increased headcount to support the growth in the number of deployments of our Communication solution. Service gross margin as a percentage of service revenue decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to lower absorption of our fixed overhead costs.

Operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$4,428	$4,242	$186	4.4%	$8,400	$8,725	$(325)	(3.7)%
Sales and marketing	12,747	12,102	645	5.3	24,773	22,516	2,257	10.0
General and administrative	4,625	4,568	57	1.2	8,961	8,568	393	4.6
Total operating expenses	$21,800	$20,912	$888	4.2%	$42,134	$39,809	$2,325	5.8%
Three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Research and development expense. Research and development expense increased $0.2 million, or 4.4%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily due to a $0.3 million increase in labor costs.
Sales and marketing expense. Sales and marketing expense increased $0.6 million, or 5.3%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily due to a $0.6 million increase in marketing personnel costs.
General and administrative expense. General and administrative expense increased $0.1 million, or 1.2%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily due to a $0.3 million increase in compensation costs partially offset by $0.2 million decrease in recruiting expenses.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Research and development expense. Research and development expense decreased $0.3 million, or 3.7%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease was primarily due to a $0.3 million decrease in labor costs.
Sales and marketing expense. Sales and marketing expense increased $2.3 million, or 10.0%, for the six months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily due to a $1.5 million increase in personnel costs, a $0.3 million increase in marketing development and $0.2 million increase in travel and entertainment expenses.
General and administrative expense. General and administrative expense increased $0.4 million, or 4.6%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was primarily due to a $0.6 million increase in personnel costs partially offset by a $0.2 million reduction in recruiting expenses.

Interest Income and Other Expense, Net:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Interest income	$199	$117	$82	$377	$227	$150
Other expense, net	(137)	(33)	(104)	(151)	(165)	14
Three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Interest income. Interest income did not significantly change for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Other expense, net. The change in other expense in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to foreign exchange fluctuations.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Interest income. Interest income did not significantly change for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Other expense, net. The change in other expense in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to foreign exchange fluctuations.

Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents and short-term investments of $118.8 million and no outstanding borrowings, which was largely attributable to the net proceeds of two common stock offerings in 2012. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Six months ended June 30,
(in thousands)	2016	2015
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$4,180	$(208)
Net cash provided by (used in) investing activities	990	(13,400)
Net cash provided by financing activities	625	995
Net increase (decrease) in cash and cash equivalents	$5,795	$(12,613)
Operating activities
Cash provided by operating activities was $4.2 million for the six months ended June 30, 2016, due to a net loss of $6.3 million and a reduction in lease-related performance obligations of $0.5 million, offset by non-cash items such as stock-based compensation of $5.7 million and depreciation and amortization of $1.5 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $3.5 million, which was attributable to collections on prior periods' invoices exceeding the current period billings, an increase of $0.5 million in accounts payable and a $1.2 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase of $1.8 million in inventories.
Cash used in operating activities was $0.2 million for the six months ended June 30, 2015, due to a net loss of $9.7 million, partially offset by non-cash items such as stock-based compensation of $5.3 million and depreciation and amortization of $1.7 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $3.0 million, which was attributable to collections on prior periods' invoices exceeding the current period billings, a decrease of $1.6 million in inventories and an increase of $0.7 million in accounts payable. These factors were offset by certain cash outflows, including a $1.6 million decrease in deferred revenue, a $0.7 million decrease in accrued payroll and other liabilities, a $0.4 million increase in other receivables and a $0.3 million increase in prepaid expenses and other assets.
Investing activities
Cash provided by investing activities was $1.0 million for the six months ended June 30, 2016, due to $68.7 million for purchases of short-term investments, partly offset by $68.5 million and $4.2 million of short-term investment maturities and investment sales, respectively. An additional $3.0 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $13.4 million for the six months ended June 30, 2015 due to $68.2 million for purchases of short-term investments, offset by $55.1 million of short-term investment maturities. An additional $0.4 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $0.6 million for the six months ended June 30, 2016, primarily attributable to $0.5 million of proceeds from stock option exercises, $0.8 million of proceeds from employee stock plan purchases and $0.9 million of cash from lease-related performance obligations. This was partially offset by a $1.6 million decrease for employee taxes paid on net share settlement.
Cash provided by financing activities was $1.0 million for the six months ended June 30, 2015, primarily attributable to $0.6 million of proceeds from stock option exercises, $0.7 million of proceeds from employee stock plan purchases and $0.6 million of cash from lease-related performance obligations. This was partially offset by a $0.9 million decrease for employee taxes paid on net share settlement.

Off-Balance Sheet Arrangements
During the six months ended June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, "Commitments and Contingencies," for a discussion of our non-cancelable purchase commitments.

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
As of June 30, 2016, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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
Securities Litigation
On August 1 and 21, 2013, two putative securities class action suits were filed in the United States District Court for the Northern District of California against us and certain of our officers, our board of directors, a former director and the underwriters for the initial public offering.  On November 20, 2013, the court consolidated the actions as In re Vocera Communications, Inc. Securities Litigation and appointed Lead Plaintiffs.  Lead Plaintiffs filed their consolidated complaint on September 19, 2014.   The consolidated complaint named certain current and former officers and directors and the underwriters for our initial public offering and secondary offering and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (Securities Act) and Section 10(b) and 20(a) of the Exchange Act based on allegedly false and materially misleading statements and omissions in the registration statement for our initial public offering and secondary offering and in communications regarding its business and financial results. The suit was purportedly brought on behalf of purchasers of our securities between March 28, 2012 and May 2, 2013, and sought compensatory damages, rescission, fees and costs, as well as other relief.  On November 3, 2014, Defendants moved to dismiss the consolidated complaint. On February 11, 2015, the Court granted Defendants' motion to dismiss the Securities Act claims, but denied the motion as to the Exchange Act claims, allowing the matter to proceed on that basis. On April 27, 2015, Defendants filed answers to the consolidated complaint.
A mediation in October 2015 resulted in an agreement in principle to settle the suit. On March 4, 2016, the Court issued an order granting Lead Plaintiffs' motion for preliminary approval of the settlement. The settlement, which calls for payment of $9 million, was funded entirely by our insurance carriers. On July 29, 2016, the court issued an order granting final approval of the settlement and entering judgment.

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
We have incurred significant losses in the past and reported a net loss of $6.3 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $116.1 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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
To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Sales of our Vocera Communication solution to the healthcare market accounted for 93%, 93% and 92% of our revenue for the six months ended June 30, 2016, and for the years ended December 31, 2015 and 2014, respectively. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future.

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

Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	changes in customer deployment timelines;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions; and

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance.

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
In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 2% and 3% of our revenue for the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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
We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 36%, 37% and 37% of our revenue for the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014, we generated 10.0%, 8.8% and 9.9% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In the second quarter of 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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
We will be an emerging growth company until the first fiscal year following the fifth anniversary of our initial public offering. When we cease to be an emerging growth company, as of each fiscal year end, our independent registered public accounting firm will be required to evaluate and report on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. While management has established plans to accommodate the additional assessment and attestation procedures and related costs of Section 404(b) compliance, we may incur additional costs or require additional management time to comply with Section 404(b) in a timely manner.

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

We have in the past been, and may in the future become, subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, a purported securities class action was filed in August 2013in the United States District Court for the Northern District of California against us and certain of our officers and directors. The suit purported to allege claims for allegedly misleading statements regarding our business and financial results. Regardless of the outcome, these matters or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
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

VOCERA COMMUNICATIONS, INC.
Date: August 4, 2016	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: August 4, 2016	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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