Form 10-Q
period 2016-09-30
VOCERA COMMUNICATIONS, INC.
filed 2016-11-07
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2016
Common Stock, $0.0003 par value per share	27,353,439

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$41,100	$20,572
Short-term investments	80,509	96,202
Accounts receivable, net of allowance	17,772	22,605
Other receivables	869	1,009
Inventories	4,083	2,713
Prepaid expenses and other current assets	2,756	2,165
Total current assets	147,089	145,266
Property and equipment, net	6,109	3,620
Intangible assets, net	1,825	2,375
Goodwill	9,988	9,988
Other long-term assets	1,111	1,012
Total assets	$166,122	$162,261
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,844	$2,932
Accrued payroll and other current liabilities	12,081	13,339
Deferred revenue, current	33,678	31,495
Total current liabilities	48,603	47,766
Deferred revenue, long-term	8,139	8,097
Other long-term liabilities	4,260	1,967
Total liabilities	61,002	57,830
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of September 30, 2016 and December 31, 2015; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 27,144,128 and 26,322,322 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	222,493	214,421
Accumulated other comprehensive loss	(58)	(162)
Accumulated deficit	(117,323)	(109,836)
Total stockholders’ equity	105,120	104,431
Total liabilities and stockholders’ equity	$166,122	$162,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Product	$19,303	$14,144	$50,807	$39,926
Service	14,452	12,310	40,877	35,795
Total revenue	33,755	26,454	91,684	75,721
Cost of revenue
Product	6,042	5,248	16,435	14,403
Service	6,253	4,968	18,037	14,733
Total cost of revenue	12,295	10,216	34,472	29,136
Gross profit	21,460	16,238	57,212	46,585
Operating expenses
Research and development	4,286	4,252	12,686	12,977
Sales and marketing	13,305	12,178	38,078	34,694
General and administrative	5,138	4,146	14,099	12,714
Total operating expenses	22,729	20,576	64,863	60,385
Loss from operations	(1,269)	(4,338)	(7,651)	(13,800)
Interest income	196	139	573	366
Other expense, net	(75)	(149)	(226)	(314)
Loss before income taxes	(1,148)	(4,348)	(7,304)	(13,748)
Provision for income taxes	(49)	(116)	(183)	(374)
Net loss	$(1,197)	$(4,464)	$(7,487)	$(14,122)

Net loss per share
Basic and diluted	$(0.04)	$(0.17)	$(0.28)	$(0.55)
Weighted average shares used to compute net loss per share
Basic and diluted	27,024	26,131	26,675	25,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(1,197)	$(4,464)	$(7,487)	$(14,122)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	(106)	57	104	93
Comprehensive loss	$(1,303)	$(4,407)	$(7,383)	$(14,029)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(7,487)	$(14,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,271	2,485
Inventory provision	125	103
Change in lease-related performance obligations	(631)	(688)
Stock-based compensation expense	8,591	8,529
Other	(57)	479
Changes in operating assets and liabilities:
Accounts receivable	4,833	2,069
Other receivables	140	(455)
Inventories	(1,496)	1,439
Prepaid expenses and other assets	(690)	(268)
Accounts payable	(414)	1,217
Accrued payroll and other liabilities	239	145
Deferred revenue	2,225	(1,378)
Net cash provided by (used in) operating activities	7,649	(445)
Cash flows from investing activities
Purchase of property and equipment	(3,888)	(843)
Purchase of short-term investments	(82,941)	(80,134)
Maturities of short-term investments	93,925	74,269
Sales of short-term investments	4,876	—
Changes in restricted cash	—	40
Net cash provided by (used in) investing activities	11,972	(6,668)
Cash flows from financing activities
Cash from lease-related performance obligations	1,457	800
Proceeds from issuance of common stock from the employee stock purchase plan	786	653
Proceeds from exercise of stock options	1,117	901
Tax withholdings paid on behalf of employees for net share settlement	(2,453)	(1,517)
Proceeds from exercise of common stock warrants	—	109
Net cash provided by financing activities	907	946
Net increase (decrease) in cash and cash equivalents	20,528	(6,167)
Cash and cash equivalents at beginning of period	20,572	22,615
Cash and cash equivalents at end of period	$41,100	$16,448

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$390	$50
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

For the nine months ended September 30, 2016 and 2015, the Company transferred $3.3 million and $1.4 million, respectively, of lease receivables in non-recourse sales to third-party financial companies, with immaterial net gains (losses). For the nine months ended September 30, 2016 and 2015, the Company recorded $1.5 million and $0.8 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of September 30, 2016 and December 31, 2015, the Company recorded $1.2 million and $1.5 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
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
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the nine months ended September 30, 2016, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2016 and December 31, 2015, are summarized as follows (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$18,266	$—	$18,266	$7,532	$—	$7,532
Commercial paper	—	3,125	3,125	—	—	—
U.S. government agency securities	—	9,850	9,850	—	13,009	13,009
U.S. Treasury securities	—	5,404	5,404	—	5,843	5,843
Corporate debt securities	—	68,980	68,980	1,152	77,350	78,502
Total assets measured at fair value	$18,266	$87,359	$105,625	$8,684	$96,202	$104,886
The Company had no liabilities as of September 30, 2016 and December 31, 2015 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$15,984	$—	$—	$15,984
Money market funds	18,266	—	—	18,266
Commercial paper	664	—	—	664
Corporate debt securities	6,186	—	—	6,186
Total cash and cash equivalents	41,100	—	—	41,100

Short-Term Investments:
Commercial paper	2,461	—	—	2,461
U.S. government agency securities	9,843	7	—	9,850
U.S. Treasury securities	5,399	5	—	5,404
Corporate debt securities	62,802	12	(20)	62,794
Total short-term investments	80,505	24	(20)	80,509
Total cash, cash equivalents and short-term investments	$121,605	$24	$(20)	$121,609

	As of December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$11,888	$—	$—	$11,888
Money market funds	7,532	—	—	7,532
Corporate debt securities	1,152	—	—	1,152
Total cash and cash equivalents	20,572	—	—	20,572
Short-Term Investments:
U.S. government agency securities	13,038	—	(29)	13,009
U.S. Treasury securities	5,855	—	(12)	5,843
Corporate debt securities	77,471	4	(125)	77,350
Total short-term investments	96,364	4	(166)	96,202
Total cash, cash equivalents and short-term investments	$116,936	$4	$(166)	$116,774

The Company has determined that the unrealized losses on its short-term investments as of September 30, 2016 and December 31, 2015 do not constitute an "other than temporary impairment." The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of September 30, 2016
Cash and cash equivalents (1)	$41,100	$—	$41,100
Short-term investments	76,974	3,535	80,509
Cash, cash equivalents and short-term investments	$118,074	$3,535	$121,609

Balances as of December 31, 2015
Cash and cash equivalents (1)	$20,572	$—	$20,572
Short-term investments	75,725	20,477	96,202
Cash, cash equivalents and short-term investments	$96,297	$20,477	$116,774

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

4.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(1,197)	$(4,464)	$(7,487)	$(14,122)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	27,024	26,131	26,675	25,878

Net loss per share
Basic and diluted	$(0.04)	$(0.17)	$(0.28)	$(0.55)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Options to purchase common stock, including ESPP	2,813	3,371	2,996	3,416
Warrants to purchase common stock	—	28	—	39
Restricted stock units	1,835	1,357	1,671	1,312

5.	Goodwill and Intangible Assets
Goodwill
As of September 30, 2016 and December 31, 2015, the Company had $10.0 million and $10.0 million of goodwill, respectively, allocated to the Company's Product operating segment. As of September 30, 2016, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		September 30, 2016			December 31, 2015
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 to 7	$3,650	$2,391	$1,259	$3,650	$2,094	$1,556
Customer relationships	7 to 9	2,520	2,062	458	2,520	1,934	586
Non-compete agreements	2 to 4	460	373	87	460	258	202
Trademarks	4 to 7	110	89	21	110	79	31
Intangible assets, net book value		$6,740	$4,915	$1,825	$6,740	$4,365	$2,375
Amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense was $0.6 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Amortization of acquired intangible assets is reflected in the cost of revenue or operating expenses, depending on the nature of the intangible asset. The estimated future amortization of existing acquired intangible assets as of September 30, 2016 was as follows:

(in thousands)	Future amortization
2016 (three months remaining)	$169
2017	551
2018	441
2019	386
2020	201
2021	77
Future amortization expense	$1,825

6.	Balance Sheet Components
Inventories

(in thousands)	September 30, 2016	December 31, 2015
Raw materials	$149	$36
Finished goods	3,934	2,677
Total inventories	$4,083	$2,713
Property and equipment, net

(in thousands)	September 30, 2016	December 31, 2015
Computer equipment and software	$10,345	$9,446
Furniture, fixtures and equipment	1,889	1,004
Leasehold improvements	3,897	2,435
Manufacturing tools and equipment	3,368	3,134
Construction in process	145	229
Property and equipment, at cost	19,644	16,248
Less: Accumulated depreciation	(13,535)	(12,628)
Property and equipment, net	$6,109	$3,620
Depreciation and amortization expense was $0.6 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization expense was $1.7 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 0.75 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Minimum payments to be received on sales-type leases	$2,454	$2,772
Less: Unearned interest income and executory costs	(1,254)	(1,292)
Net investment in sales-type leases	1,200	1,480
Less: Current portion	(772)	(832)
Non-current net investment in sales-type leases	$428	$648
There were no allowances for doubtful accounts on these leases as of September 30, 2016 and December 31, 2015. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets," respectively.
The minimum payments expected to be received for future years under sales-type leases as of September 30, 2016 were as follows:

(in thousands)	Future lease payments
2016 (Remaining three months)	$316
2017	1,054
2018	748
2019	289
2020	47
Total	$2,454
Accrued payroll and other current liabilities

(in thousands)	September 30, 2016	December 31, 2015
Payroll and related expenses	$7,715	$8,162
Accrued payables	1,432	1,835
Deferred rent, current portion	214	326
Lease financing, current portion	781	706
Product warranty	705	701
Customer prepayments	636	941
Sales and use tax payable	237	285
Other	361	383
Total accrued payroll and other current liabilities	$12,081	$13,339

The changes in the Company's product warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Warranty balance at the beginning of the period	$638	$867	$806	$497
Warranty expense accrued for shipments during the period	218	147	568	304
Changes in estimate related to pre-existing warranties	(73)	—	(313)	388
Warranty settlements made	(78)	(81)	(356)	(256)
Total product warranty	$705	$933	$705	$933
Less: Long-term portion	—	$(105)	—	$(105)
Current portion of warranty balance at the end of the period	$705	$828	$705	$828

7.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of September 30, 2016 and December 31, 2015, approximately $6.5 million and $7.8 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2016 and March 2022. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.6 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively. Facilities rent expense was $1.8 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively.
Future minimum lease payments at September 30, 2016 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2016 (remaining three months)	$490
2017	1,911
2018	1,727
2019	1,601
2020	1,549
2021	1,595
Thereafter	402
Total minimum lease payments	$9,275

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
A mediation in October 2015 resulted in an agreement in principle to settle the suit. On March 4, 2016, the Court issued an order granting Lead Plaintiffs' motion for preliminary approval of the settlement. The settlement, which called for payment of $9 million, was funded entirely and directly by the Company's insurance carriers and paid during the three months ended September 30, 2016.
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

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the nine months ended September 30, 2016 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2015	3,151,680	$9.47	5.50	$14,587
Options granted	—
Options exercised	(351,089)	3.18
Options canceled	(66,530)	17.00
Outstanding at September 30, 2016	2,734,061	$10.09	5.01	$20,801
At September 30, 2016, there was $2.3 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 1.63 years. As of September 30, 2016, there were 1,882,981 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. The following assumptions were used for each respective period for employee stock options:

Nine months ended September 30,
2015
Expected Term (in years)	5.39
Volatility	41.3% - 41.8%
Risk-free interest rate	1.62% - 1.63%
Dividend yield	0%
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the nine months ended September 30, 2016, employees purchased 87,937 shares of common stock at an average purchase price of $8.93. During the nine months ended September 30, 2015, employees purchased 78,853 shares of common stock at an average purchase price of $8.28. As of September 30, 2016, there were 568,894 shares available for future issuance under the ESPP.
The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Expected Term (in years)	0.50	0.50	0.50	0.50
Volatility	38.0%	33.6%	38.0% - 41.5%	33.6% - 57.8%
Risk-free interest rate	0.38%	0.09%	0.33% - 0.38%	0.07% - 0.09%
Dividend yield	0%	0%	0%	0%
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2016 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	1,351,728	$11.54
Granted	1,188,152	12.92
Vested	(573,344)	11.93
Forfeited	(131,826)	12.35
Outstanding at September 30, 2016	1,834,710	$12.25
At September 30, 2016, there was $16.7 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.08 years.

Allocation of Stock-Based Compensation Expense
The following table presents the stock-based compensation allocation of expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$298	$304	$891	$954
Research and development	287	375	817	918
Sales and marketing	1,102	1,388	3,390	3,483
General and administrative	1,213	1,124	3,493	3,174
Total stock-based compensation	$2,900	$3,191	$8,591	$8,529

9. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue
Product	$19,303	$14,144	$50,807	$39,926
Service	14,452	12,310	40,877	35,795
Total revenue	33,755	26,454	91,684	75,721

Cost of Revenue
Product	6,042	5,248	16,435	14,403
Service	6,253	4,968	18,037	14,733
Total cost of revenue	12,295	10,216	34,472	29,136

Gross profit
Product	13,261	8,896	34,372	25,523
Service	8,199	7,342	22,840	21,062
Total gross profit	21,460	16,238	57,212	46,585

Operating expenses	22,729	20,576	64,863	60,385
Interest income, net and other	121	(10)	347	52
Loss before income taxes	$(1,148)	$(4,348)	$(7,304)	$(13,748)

10.	Income Taxes
The Company recorded a $0.2 million provision and $0.4 million provision for income taxes for the nine months ended September 30, 2016 and 2015, respectively. The provision in both periods was primarily due to taxes on international operations and state income taxes.
As of September 30, 2016, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of September 30, 2016, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2015.

11.	Subsequent Event
Business Acquisition
On October 27, 2016, the Company acquired all of the outstanding equity interests of Extension Healthcare for $52.5 million in cash. In addition, $2.5 million has been set aside for retention bonuses for key employees to be paid over the next two years.
Based in Fort Wayne, Ind., Extension Healthcare is a leading provider of clinical, event-driven communication and workflow collaboration software for the hospital environment. Extension Healthcare is known in the market for its clinical integration software solution Engage, which features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices. The Engage platform allows clinicians to be away from the bedside while staying informed about their patients.
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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 21.1% from $75.7 million for the nine months ended September 30, 2015 to $91.7 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, we recorded a net loss of $7.5 million compared to a net loss of $14.1 million for the nine months ended September 30, 2015.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, Singapore and parts of the Middle East, most of our customers are located in the United States. International customers represented 8.9%, 8.8% and

9.9% of our revenue in the nine months ended September 30, 2016, and the years ended December 31, 2015 and 2014, respectively. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
On October 27, 2016, we acquired all of the outstanding equity interests of Extension Healthcare for $52.5 million in cash. In addition, $2.5 million has been set aside for retention bonuses for key employees to be paid over the next two years.
Based in Fort Wayne, Ind., Extension Healthcare is a leading provider of clinical, event-driven communication and workflow collaboration software for the hospital environment. Extension Healthcare is known in the market for its clinical integration software solution Engage, which features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices. The Engage platform allows clinicians to be away from the bedside while staying informed about their patients.
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

	Three months ended September 30,				Nine months ended September 30,
Consolidated statement of operations data:	2016		2015		2016		2015
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$19,303	57.2%	$14,144	53.5%	$50,807	55.4%	$39,926	52.7%
Service	14,452	42.8	12,310	46.5	40,877	44.6	35,795	47.3
Total revenue	33,755	100.0	26,454	100.0	91,684	100.0	75,721	100.0
Cost of revenues
Product	6,042	17.9	5,248	19.8	16,435	17.9	14,403	19.0
Service	6,253	18.5	4,968	18.8	18,037	19.7	14,733	19.5
Total cost of revenues	12,295	36.4	10,216	38.6	34,472	37.6	29,136	38.5
Gross profit	21,460	63.6	16,238	61.4	57,212	62.4	46,585	61.5
Operating expenses:
Research and development	4,286	12.7	4,252	16.1	12,686	13.8	12,977	17.1
Sales and marketing	13,305	39.4	12,178	46.0	38,078	41.5	34,694	45.8
General and administrative	5,138	15.2	4,146	15.7	14,099	15.4	12,714	16.8
Total operating expenses	22,729	67.3	20,576	77.8	64,863	70.7	60,385	79.7
Loss from operations	(1,269)	(3.7)	(4,338)	(16.4)	(7,651)	(8.3)	(13,800)	(18.2)
Interest income	196	0.5	139	0.5	573	0.5	366	0.4
Other expense, net	(75)	(0.2)	(149)	(0.5)	(226)	(0.2)	(314)	(0.4)
Loss before income taxes	(1,148)	(3.4)	(4,348)	(16.4)	(7,304)	(8.0)	(13,748)	(18.2)
Provision for income taxes	(49)	(0.1)	(116)	(0.5)	(183)	(0.2)	(374)	(0.5)
Net loss	$(1,197)	(3.5)%	$(4,464)	(16.9)%	$(7,487)	(8.2)%	$(14,122)	(18.7)%
Revenue:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change		2016	2015	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$14,106	$10,448	$3,658	35.0%	$36,540	$29,100	$7,440	25.6%
Software	5,197	3,696	1,501	40.6	14,267	10,826	3,441	31.8
Total product	19,303	14,144	5,159	36.5	50,807	39,926	10,881	27.3

Service revenue
Maintenance and support	11,037	9,852	1,185	12.0	31,762	28,463	3,299	11.6
Professional services and training	3,415	2,458	957	38.9	9,115	7,332	1,783	24.3
Total service	14,452	12,310	2,142	17.4	40,877	35,795	5,082	14.2
Total revenue	$33,755	$26,454	$7,301	27.6%	$91,684	$75,721	$15,963	21.1

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Total revenue increased $7.3 million, or 27.6%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Product revenue increased $5.2 million, or 36.5%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Device revenue increased $3.7 million, or 35.0%, and software revenue increased $1.5 million, or 40.6%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges, third party devices and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue is primarily due to increased sales of our communications software licenses and expansions of existing customer licenses.
Service revenue increased $2.1 million, or 17.4%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Software maintenance and support revenue increased $1.2 million, or 12.0%, and professional services and training revenue increased $1.0 million, or 38.9%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to increases in implementation services for our Communication solution.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Total revenue increased $16.0 million, or 21.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Product revenue increased $10.9 million, or 27.3%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Device revenue increased $7.4 million, or 25.6%, and software revenue increased $3.4 million, or 31.8% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges, third party devices and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue is primarily due to increased sales of our communications software licenses and expansions of existing customer licenses.
Service revenue increased $5.1 million, or 14.2%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Software maintenance and support revenue increased $3.3 million, or 11.6%, and professional services and training revenue increased $1.8 million, or 24.3%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to increases in implementation services for our Communication solution.

Cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change		2016	2015	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$6,042	$5,248	$794	15.1%	$16,435	$14,403	$2,032	14.1%
Service	6,253	4,968	1,285	25.9	18,037	14,733	3,304	22.4
Total cost of revenue	$12,295	$10,216	$2,079	20.4%	$34,472	$29,136	$5,336	18.3%

Gross margin
Product	68.7%	62.9%	5.8%		67.7%	63.9%	3.8%
Service	56.7%	59.6%	(2.9)%		55.9%	58.8%	(2.9)%
Total gross margin	63.6%	61.4%	2.2%		62.4%	61.5%	0.9%
Three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Cost of product revenue increased $0.8 million, or 15.1% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This was in line with the growth in product revenue which was driven by higher unit volumes of both internal and third party devices. Product gross margin as a percentage of product revenue increased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due primarily to higher software sales and absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $1.3 million, or 25.9%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The cost of service revenue increased primarily due to increased headcount to support the growth in the number of deployments of our Communication solution. Service gross margin as a percentage of service revenue decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to increased headcount to support the growth in the number of deployments of our Communication Solution.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Cost of product revenue increased $2.0 million, or 14.1% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This was in line with the growth in product revenue which was driven by higher unit volumes of both internal and third party devices. Product gross margin as a percentage of product revenue increased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due primarily to higher absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $3.3 million, or 22.4%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The cost of service revenue increased primarily due to increased headcount to support the growth in the number of deployments of our Communication solution. Service gross margin as a percentage of service revenue decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to increased headcount to support the growth in the number of deployments of our Communication Solution.

Operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change		2016	2015	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$4,286	$4,252	$34	0.8%	$12,686	$12,977	$(291)	(2.2)%
Sales and marketing	13,305	12,178	1,127	9.3	38,078	34,694	3,384	9.8
General and administrative	5,138	4,146	992	23.9	14,099	12,714	1,385	10.9
Total operating expenses	$22,729	$20,576	$2,153	10.5%	$64,863	$60,385	$4,478	7.4%
Three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Research and development expense. Research and development expense remained flat for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Sales and marketing expense. Sales and marketing expense increased $1.1 million, or 9.3%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was primarily due to a $1.0 million increase in sales personnel costs driven by higher commissions.
General and administrative expense. General and administrative expense increased $1.0 million, or 23.9%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was primarily due to a $0.6 million increase in outside services and a $0.4 million increase in personnel costs.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Research and development expense. Research and development expense decreased $0.3 million, or 2.2%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was primarily due to a $0.3 million decrease in outside services and personnel costs.
Sales and marketing expense. Sales and marketing expense increased $3.4 million, or 9.8%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was primarily due to a $2.7 million increase in personnel costs, a $0.4 million increase in marketing development and a $0.1 million increase in travel and entertainment expenses.

General and administrative expense. General and administrative expense increased $1.4 million, or 10.9%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was primarily due to a $1.3 million increase in personnel costs, and a $0.7 million increase in outside services, partially offset by a $0.4 million reduction in bad debt expense.

Interest Income and Other Expense, Net:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Interest income	$196	$139	$57	$573	$366	$207
Other expense, net	(75)	(149)	74	(226)	(314)	88
Three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Interest income. Interest income did not significantly change for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Other expense, net. The change in other expense in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to foreign exchange fluctuations.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Interest income. Interest income did not significantly change for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Other expense, net. The change in other expense in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to foreign exchange fluctuations.

Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents and short-term investments of $121.6 million and no outstanding borrowings, which was largely attributable to the net proceeds of two common stock offerings in 2012. In October 2016, we purchased Extension Healthcare for $55 million in an all cash transaction. This includes $2.5 million which has been set aside for retention bonuses for key employees to be paid over two years. We also expect to incur approximately $3.5 million to $4.0 million for transaction related expenses. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Nine months ended September 30,
(in thousands)	2016	2015
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$7,649	$(445)
Net cash provided by (used in) investing activities	11,972	(6,668)
Net cash provided by financing activities	907	946
Net increase (decrease) in cash and cash equivalents	$20,528	$(6,167)
Operating activities
Cash provided by operating activities was $7.6 million for the nine months ended September 30, 2016, due to a net loss of $7.5 million and a reduction in lease-related performance obligations of $0.6 million, offset by non-cash items such as stock-based compensation of $8.6 million and depreciation and amortization of $2.3 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $4.8 million, which was attributable to collections on prior periods' invoices exceeding the current period billings, an increase of $0.2 million in accrued payroll and other liabilities and a $2.2 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase of $1.5 million in inventories, an increase of $0.7 million in prepaid expenses and other assets and a decrease of $0.4 million in accounts payable.
Cash used in operating activities was $0.4 million for the nine months ended September 30, 2015, due to a net loss of $14.1 million, partially offset by non-cash items such as stock-based compensation of $8.5 million and depreciation and amortization of $2.5 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $2.1 million, which was attributable to collections on prior periods' invoices exceeding the current period billings, a decrease of $1.4 million in inventories and an increase of $1.2 million in accounts payable. These factors were offset by certain cash outflows, including a $1.4 million decrease in deferred revenue, a $0.1 million decrease in accrued payroll and other liabilities, a $0.5 million increase in other receivables and a $0.3 million increase in prepaid expenses and other assets.
Investing activities
Cash provided by investing activities was $12.0 million for the nine months ended September 30, 2016, due to $93.9 million and $4.9 million of short-term investment maturities and investment sales, respectively, partially offset by $82.9 million for purchases of short-term investment. An additional $3.9 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $6.7 million for the nine months ended September 30, 2015 due to $80.1 million for purchases of short-term investments, offset by $74.3 million of short-term investment maturities. An additional $0.8 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $0.9 million for the nine months ended September 30, 2016, primarily attributable to $1.1 million of proceeds from stock option exercises, $0.8 million of proceeds from employee stock plan purchases and $1.5 million of cash from lease-related performance obligations. This was partially offset by a $2.5 million decrease for employee taxes paid on net share settlement.
Cash provided by financing activities was $0.9 million for the nine months ended September 30, 2015, primarily attributable to $0.9 million of proceeds from stock option exercises, $0.7 million of proceeds from employee stock plan purchases, $0.1 million of proceeds from common stock warrant exercises and $0.8 million of cash from lease-related performance obligations. This was partially offset by a $1.5 million decrease for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, "Commitments and Contingencies," for a discussion of our non-cancelable purchase commitments.

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
As of September 30, 2016, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
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
A mediation in October 2015 resulted in an agreement in principle to settle the suit. On March 4, 2016, the Court issued an order granting Lead Plaintiffs' motion for preliminary approval of the settlement. The settlement, which called for payment of $9 million, was funded entirely and directly by our insurance carriers and paid during the three months ended September 30, 2016.

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
We have incurred significant losses in the past and reported a net loss of $7.5 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $117.3 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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
To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Sales of our Vocera Communication solution to the healthcare market accounted for 94%, 93% and 92% of our revenue for the nine months ended September 30, 2016, and for the years ended December 31, 2015 and 2014, respectively. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future.
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

As we continue to pursue opportunities for larger deals that have greater technical complexity, we may experience a longer time period for the deals to deploy and as a result, our revenue recognition for these deals may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex deals across multiple sites, we have been and may continue to be required to agree to customer acceptance clauses. Delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional professional services or other costs in an effort to obtain such customer acceptance.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to twelve months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, we experienced elongated sales cycles due to uncertainty surrounding healthcare reform and lower hospital admission trends in 2013 and 2014. Hospitals in the U.S. continue to face significant uncertainty over the continuing impact of federal government budgets, and continuing changes in the implementation and deadlines for compliance with the ACA and other healthcare reform legislation, as well as potential future statutes and rulemaking.

Our business has gone through cycles of expansion, relative stability and contraction, and if we are not able to manage such cycles effectively, our operating results may suffer.

We have experienced periods of expansion, relative stability and contraction in our revenues and operations in the past. Such fluctuation has placed, and may continue to place, strains on our management systems, infrastructure and other resources. Especially during growth periods, we hire additional direct sales, professional services and marketing personnel domestically and internationally, acquire complementary businesses, technologies or assets, and increase our investment in research and development. Our future operating results depend to a large extent on our ability to successfully implement such plans and manage such investments. To do so successfully we must, among other things:

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

Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	our ability to successfully integrate acquired business;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	changes in customer deployment timelines;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships and maintain existing reseller relationships;

•	our ability to successfully deploy our solutions;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions; and

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance.

If we do not achieve the anticipated strategic or financial benefits from our acquisitions or if we cannot successfully integrate them, our business and operating results could be harmed.

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic, such as our acquisitions of mVisum in the first quarter of 2014, Prana Technologies in the third quarter of 2014 and Extension Healthcare in the fourth quarter of 2016. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating any acquired businesses, technologies or assets. If we cannot effectively integrate the acquired business and products into our business, we may not achieve market acceptance for, or significant revenue from, these new solutions.

Integrating newly acquired businesses, technologies and assets could strain our resources, could be expensive and time consuming, and might not be successful. Our recent acquisitions expose us, and we will be further exposed, if we acquire or invest in additional businesses, technologies or assets, to a number of risks, including that we may:

•	experience technical issues as we integrate acquired businesses, technologies or assets into our existing communications solutions;

•	encounter difficulties leveraging our existing sales and marketing organizations, and direct sales channels, to increase our revenue from acquired businesses, technologies or assets;

•	find that the acquisition does not further our business strategy, we overpaid for the acquisition or the economic conditions underlying our acquisition decision have changed;

•	have difficulty retaining the key personnel of acquired businesses;

•	incur substantial costs to integrate the acquired business;

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

•	incur substantial costs to integrate the acquired business

We completed the acquisition of Extension Healthcare, which is a significantly larger acquisition than any that we have completed to date, and each of the factors identified above present challenges to our achieving the success that we anticipate from this acquisition.

In addition, from time to time we may enter into negotiations for acquisitions that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. We used a significant portion of our available cash for our recent purchase of Extension Healthcare for $55 million and we expect to incur approximately $3.5 million to $4.0 million for transaction related expenses. If we were to proceed with one or more additional significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, the ownership of existing stockholders would be diluted. In addition, acquisitions may result in the incurrence of debt, contingent liabilities, large write-offs, or other unanticipated costs, events or circumstances, any of which could harm our operating results.

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
In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 2% and 3% of our revenue for the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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
We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 35%, 37% and 37% of our revenue for the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014, we generated 8.9%, 8.8% and 9.9% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In the second quarter of 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

The nature of our business involves the receipt and storage of information about our customers. We have implemented programs to detect and alert us to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Companies are increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. In recent times, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. If we experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation. In addition, our customers could further lose confidence in our ability to protect their information, which could cause them to discontinue using our products or purchasing from us altogether.

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

We provide certain products that are, and others that may become, subject to regulation by the FDA and similar agencies in other countries, or the jurisdiction of these agencies could be expanded in the future to include our solutions. The FDA regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. Although we have concluded that our wireless badge is a general-purpose communications device not subject to FDA regulation, the FDA could disagree with our conclusion, or changes in our solutions or the FDA’s evolving regulation could lead to FDA regulation of our solutions. Any of our products deemed to be medical devices would be subject to the 2.3% excise tax under the ACA. Canada and many other countries in which we sell or may sell our solutions could also have similar regulations applicable to our solutions, some of which may be subject to change or interpretation. We may incur substantial operating costs if we are required to register our solutions or components of our solutions as regulated medical devices under U.S. or foreign regulations, obtain premarket approval from the FDA or foreign regulatory agencies, and satisfy the extensive reporting requirements. In addition, failure to comply with these regulations could result in enforcement actions and monetary penalties. The clinical alert notification solution we acquired as part of our acquisition of Extension Healthcare and the clinical communications product we acquired from mVisum are regulated by the FDA as a Class II medical device.

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

We have in the past been, and may in the future become, subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, a purported securities class action was filed in August 2013 in the United States District Court for the Northern District of California against us and certain of our officers and directors. The suit purported to allege claims for allegedly misleading statements regarding our business and financial results. Regardless of the outcome, these matters or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
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

3.01
Restated Bylaws of the Registrant, as amended October 26, 2016, incorporated by reference to Exhibit 3.01 of the Registrant's Current Report on Form 8-K (file number 001-35469) filed on October 31, 2016.

10.01	Membership Interest Purchase Agreement, dated October 27, 2016, by and among the Registrant, each of the members of Extension, LLC and the Sellers Representative named therein.

10.02	2016 Equity Inducement Plan.

10.03	Amendment to the 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.01 of the Registrant's Current Report on Form 8-K (file number 001-35469) filed on October 31, 2016.

10.04	Form of Global Agreements under the 2016 Equity Inducement Plan.

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

VOCERA COMMUNICATIONS, INC.
Date: November 7, 2016	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: November 7, 2016	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

3.01
Restated Bylaws of the Registrant, as amended October 26, 2016, incorporated by reference to Exhibit 3.01 of the Registrant's Current Report on Form 8-K (file number 001-35469) filed on October 31, 2016.

10.01	Membership Interest Purchase Agreement, dated October 27, 2016, by and among the Registrant, each of the members of Extension, LLC and the Sellers Representative named therein.

10.02	2016 Equity Inducement Plan.

10.03	Amendment to the 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.01 of the Registrant's Current Report on Form 8-K (file number 001-35469) filed on October 31, 2016.

10.04	Form of Global Agreements under the 2016 Equity Inducement Plan.

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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