Form 10-K
period 2016-12-31
VOCERA COMMUNICATIONS, INC.
filed 2017-03-15
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $242 million based upon the $12.85 closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates of registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 13, 2017, there were 27,815,791 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

VOCERA COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2016

PART I

This Annual Report on Form 10-K contains forward-looking statements that are based on our beliefs and assumptions regarding future events and circumstances, including statements regarding our strategies, our opportunities, developments in the healthcare market, acquisitions, our relationships with our customers and contract manufacturer and other matters. These statements are principally contained in Item 1, Business; Item 1A, Risk Factors; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K. Forward-looking statements include statements that are not historical facts and can be identified by words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,”, "seeks", “continue,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other similar words and phrases.
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
Overview
We are a provider of secure, integrated, intelligent communication and workflow solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve quality of care, patient and staff experience and increase operational efficiency. Care teams at approximately 1,400 healthcare facilities worldwide have selected our solutions to call and text securely, reduce alarm fatigue, and help improve patient experience. Our solution can also be found in hotels, nuclear facilities, retail stores and other environments where mobile workers need to communicate and access resources instantly.
Our communication solution, which includes an intelligent enterprise software platform; a lightweight, wearable, voice-controlled communication badge; and smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to a range of smartphones both inside and outside the hospital, replacing legacy pagers and in-building wireless phones.
At the core of our communication solution is a patent-protected, enterprise-class server software platform. Our software platform is built upon a scalable architecture and recognizes more than 100 spoken commands. Users can instantly communicate with others using the Vocera Communication Badge or through client applications for iOS and Android devices. Our platform solution lets users communicate and collaborate with each other using voice or HIPAA-compliant secure texting, and unlike other solutions, allows users to reach people by their role, room assignment or department, without needing to know a person’s name or phone number. The system can also broadcast emergency messages to a single department or to an entire organization. Our communication solution can be integrated with other clinical systems, including Electronic Health Records (EHR), nurse call, patient monitoring and even some medical devices, to provide critical data, alerts, alarms and clinical context that enables workflow. In October 2016, we expanded our solution by acquiring Extension Healthcare. Based in Fort Wayne, Ind., the acquired business is a leading provider of clinical, event-driven communication and workflow collaboration software for the hospital environment. Extension Healthcare's clinical integration software solution Engage, which features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices. The Engage platform allows clinicians to be away from the bedside while staying informed about their patients. This acquisition deepened the interoperability of our communication solution with a significant number of clinical and operational systems used in hospitals today and expanded our portfolio to roughly 120 unique integrations.
Beyond healthcare, our communication solution is used to quickly and contextually connect staff in other mission-critical mobile-worker environments. In the hospitality industry, our solution is used to increase guest experience and loyalty, as well as staff productivity and responsiveness. In the nuclear power industry, our communication solution is used to instantly connect people and resources. In education, schools use our communication solution to increase security and staff communication and libraries use it to enable their staff to be more mobile and attentive to patrons.
Over our 17-year history, we have significantly enhanced and added features and functionality to this solution through ongoing development based on frequent interactions with our customers.
Vocera Care Experience is a hosted software solution suite that coordinates and streamlines provider-to-patient and provider-to-provider communication to improve quality of care, patient and staff experience, reduce care provider's risk and improve reimbursements.  The solution provides personalized patient instructions and education; provides alerts and notifications to physicians and caregivers of patients’ changing care plans or status; and tracks patient experience before, during and after hospitalization.
Our Experience Innovation Network, a thought leadership collaborative, is a membership-based program designed to spread the adoption of leading strategies to improve patient and staff experience.
As of December 31, 2016, our solutions were selected by approximately 1,400 healthcare facilities, including large hospital systems, small and medium-sized local hospitals, and a small number of clinics, surgery centers and aged-care facilities. We sell our solutions to our healthcare customers primarily through our direct sales force in the United States, with resellers for certain U.S. Government business, and through both direct sales and select distribution channels in international markets.
We were incorporated in Delaware on February 16, 2000. Our corporate headquarters are located at 525 Race Street, San Jose, California 95126, and our main telephone number is (408) 882‑5100. We maintain a website at www.vocera.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.
Vocera® is our primary registered trademark in the United States. Other trademarks appearing in this document are the property of their respective holders.
Industry overview
Vocera provides communication and workflow solutions for mobile workers in healthcare, hospitality, energy, education and other industries. Healthcare is our largest vertical market.
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
Broadly, we believe the changes occurring in the healthcare industry enhance the need for better communication to meet increasing requirements for care quality, patient safety, efficiency and patient satisfaction. These changes also require greater coordination of care among clinicians for the industry’s shift towards population health and paying for value instead of the traditional fee-for-service reimbursement model. This shift to value-based purchasing incorporates financial incentives for hospitals to improve the quality of care and patient satisfaction. A number of non-government organizations, such as The Joint Commission, are also requiring improvements in patient safety and quality of care. These forces are driving hospitals to invest in technology and process improvements to manage their operations more efficiently, improve quality of care and increase patient and staff satisfaction. Our communication and patient experience solutions help hospitals increase productivity and reduce costs by streamlining operations and improving patient and staff satisfaction through enabling secure, integrated and intelligent communication.

Our strategy
Our goal is to extend our leadership position as a provider of communication and workflow solutions in the healthcare market and add new customers in non-healthcare markets.
Key elements of our strategy include:

•
Expand our business to new U.S. healthcare customers.    We believe our communication and collaboration platform can provide significant value to both hospitals and health systems. We plan to continue to add new customers among hospitals of all sizes, and expand to outpatient clinics, skilled nursing facilities and physician practices. We have structured and incentivized our sales organization to focus on sales to new customer sites, particularly within large health systems.

•
Further penetrate our existing installed customer base.    Typically, our customers initially deploy our Communication solution in a few departments of a hospital and gradually expand to additional departments as they come to fully appreciate the value of our solution. We recognize the significant opportunity to up-sell and cross-sell to our existing customers, including into new hospitals that are part of an existing healthcare system customer. Key sales strategies include promoting further adoption of our communication solution, and demonstrating the value of our new solutions to our existing customers and cross selling our other solutions. We plan to continue expanding within our existing customers in order to grow our revenue and maintain and improve customer experience.

•
Extend our technology advantage and create new product solutions.    We intend to continue our investment in research and development to enhance the functionality of our communication and workflow solutions and further differentiate them from other competing solutions. We plan to invest in product upgrades, product line extensions and new solutions to enhance our portfolio, including further development of applications for iOS and Android devices.

•
Invest in partnerships. In order to gain access to clinical data and patient context needed to create a highly efficient communication and workflow system for the entire care team, we plan to continue to broaden our ecosystem of technology partners, including vendors that provide nurse call systems, patient monitoring systems, analytics and EHRs. We are developing a range of business partnerships to broaden our overall market presence and accelerate the sales of our offerings.

•
Pursue acquisitions of complementary businesses, technologies and assets.    Over the last six years we have completed a number of acquisitions that we believed would help us achieve our strategic vision by enhancing our product offering and enabling us to enter new markets. On October 27, 2016, we acquired Extension Healthcare, a leading provider of clinical, event-driven communication and workflow collaboration software for the hospital environment. Extension Healthcare's clinical integration software solution Engage enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices. Prior to our acquisition of Extension Healthcare we completed six small acquisitions since 2010 to expand our solutions offering, demonstrating that we can successfully source, acquire and integrate complementary businesses, technologies and assets. We intend to continue to pursue acquisition opportunities that we believe can accelerate the growth of our business.

•
Grow our international healthcare presence.    Today, in addition to our core U.S. market, we sell into other English-speaking markets, including Canada, the United Kingdom, Australia and New Zealand, Singapore, Malaysia and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. We believe that the rapid pace of investment in new healthcare facilities in these developing international markets provides a significant opportunity for growth. As of December 31, 2016, our solutions were selected by approximately 230 healthcare facilities outside the United States. We plan to utilize both our direct sales force and leverage channel partners to expand our presence into other markets over time.

•
Expand our communication solutions in non-healthcare markets.    While our primary focus is on the healthcare market, our communication solutions also provide great value in non-healthcare markets. Our communication solutions have been selected by approximately 270 facilities in markets beyond healthcare including hospitality, energy and other mission critical mobile worker environments. Currently, this is not a material portion of our revenue, but longer term, we believe these markets could represent potential opportunities for growth.

Our products, technology and services
Our solutions include the Vocera Communication System, Vocera Care Experience, Vocera Engage integration platform, smartphone applications and our Experience Innovation Network, a thought leadership collaborative. To complement our solutions, we provide services, support and education to help our customers optimize the benefits of our solutions.
Vocera Communication System
The Vocera Communication System is comprised of a unique software platform that connects communication devices, including our hands-free, wearable, voice-controlled communication badges, and third-party mobile devices that use our software applications to become part of the Vocera system. The system transforms the way mobile workers communicate by enabling them to instantly connect via voice or secure text messaging with the right person simply by saying or selecting the name, function or group name of the person they want to reach, often while remaining at the point-of-care. Our system responds to over 100 spoken commands.
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
Components of the Vocera Communication System include:

•
Vocera Communication Platform.    At the heart of our Vocera Communication System is a patent-protected, enterprise-class software platform. The intelligence of our client-server system is contained primarily within our server-software. This platform contains an optimized speech recognition engine, intelligent call routing and management functionality, reporting and analytics tools, clinical directories and user profiles. In addition, the platform contains our robust workflow capability that enables customization of workflow patterns for each customer. Recognizing the rapidly expanding footprint of care, our scalable software platform can support multiple geographic sites and multiple facilities within a healthcare system to help clinicians stay connected to the current status of their patients.

•
Vocera Communication Badge.    Our communication badge is a wearable device weighing less than two ounces that operates over customers’ industry-standard Wi-Fi networks. The badge is worn clipped to a shirt or on a lanyard. It can be used to conduct hands-free communication and is the only hands-free device of its kind. It enables instant two-way voice conversations without the need to remember a phone number or use a handset. An over-the-air update mechanism seamlessly updates device software. Our badge also incorporates automatic diagnostic mechanisms that feed data on wireless network performance back to the software platform for reporting and diagnosis of problems. In 2016, our newest B3000n badge received FIPS 140-2 certification from the National Institute of Standards and Technology. We have also received an Authority to Operate (ATO) certification from the U.S. Department of Defense. Both of these certifications are requirements to sell our solutions to U.S. government and military hospital and medical facilities.

•
Vocera Smartphone Applications. Vocera's suite of smartphone applications enable a seamless multi-mode communications and collaboration experience; combining the unique calling, texting, alerting and content distribution capabilities of Vocera into a secure, easy-to-use smartphone application. Available and certified for use on commercially-available iOS and Android devices, our smartphone applications support both personal (BYOD) and shared device usage models. A specific version of our smartphone software includes instant voice communication solution and our secure enterprise messaging and alerting solution that enable the robust, reliable and HIPAA-compliant delivery of critical pages, text, messages, alarms and alerts. Users can receive and send messages from smartphones, and send through a web-based console, or through integrated third-party clinical systems. Our software platform provides a highly reliable push messaging mechanism as well as centralized routing intelligence, a directory of clinical users and contacts and the monitoring controls that display a real-time dashboard of delivery and receipt confirmations and responses. We also offer Vocera Secure Texting, an easy to use alternative to non-secure SMS texting that enables HIPAA-compliance, extending the power of the Vocera Communication Platform to physicians and care teams that are located both inside and outside the hospital. Vocera Secure Texting balances security and convenience by providing an easy-to-use, HIPAA-compliant messaging application. Vocera Secure Texting is available at no additional cost to existing Vocera customers who are current with their software maintenance contract. We also offer Vocera Engage Mobile, a smartphone application that delivers patient context and clinical information directly to end-users on their smartphones.

•
Clinical Integration. Our platform has the ability to integrate with a significant number of third-party clinical systems in hospitals today, including telephony, nurse call, patient monitoring and EHR systems. The acquisition of Extension Healthcare added clinical, event-driven communication and workflow collaboration software for the hospital environment to our offerings. Extension Healthcare’s clinical integration software solution Engage, which features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices, helping to improve patient safety and satisfaction and increase operational efficiency. The Engage platform allows clinicians to be away from the bedside while staying informed about their patients. This acquisition deepened the interoperability of our communication solution with a significant number of clinical systems used in hospitals today and expanded our portfolio to approximately 120 integrations.

•
Choice of Devices. We resell the Zebra Technologies MC40-HC Android mobile computer (MC40). The MC40 is offered as a bundled solution with our smartphone applications to provide a complete, turnkey solution for our customers’ clinical communication needs. We also work closely with Apple Inc. to offer a bundled solution that delivers our solution on iOS devices. This gives our customers a choice of different devices to access the power of the Vocera Communications platform, including both iOS and Android devices.

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
Services
Our customer-centric strategy is supported by our services and support capabilities, which help customers optimize their use of Vocera solutions and enhance users' experience with our products. Our services organization consists of the following:

•
Professional services.    Our professional services help customers successfully deploy, manage, update and/or expand their Vocera systems in order to gain the full benefits of our solutions. As of December 31, 2016, our professional services team consisted of 98 professionals with expertise in wireless communication, clinical workflow, end-user training, speech science and project management. We offer a full suite of services, including clinical workflow design, wireless assessment, solution configuration, training and project management, enabling customers to integrate our solutions and improve workflow efficiency and staff productivity. We also provide classroom and distance learning curricula for systems administrators, information technology professionals and clinical educators.

•
Technical support.   We provide 24x7 technical support to our customers through our support centers in San Jose, California; Fort Wayne, Indiana; Toronto, Canada; Knoxville, Tennessee and Reading, United Kingdom. As of December 31, 2016, our technical support team consisted of 59 technical support professionals with expertise in wireless, telephony, integration, servers and client devices. Our team utilizes remote diagnostic tools to proactively assess the performance of customer systems. We assign technical account management resources to our largest accounts to help them expand the use of our solutions and facilitate adoption of new functionality. Additional services, including an annual Remote System Health Assessment and biweekly technical webinar education, are offered as project-based consulting or through our membership collaborative.

•
Experience Innovation Network.    The Experience Innovation Network is a membership program that partners with healthcare provider organizations to further the development of innovations and solutions that improve care team and patient experience as well as clinical and operational performance.

•
Vocera University. We provide hands-on, interactive educational experience through classroom training, distance learning or customized courseware covering best practices, implementation and use of our solutions. Training courses are provided for systems administrators, IT professionals and industry-specific, end-user educators.

Sales and marketing
Sales
Our sales employees call on hospitals and healthcare systems in the United States, Canada, the United Kingdom, Australia, New Zealand, Singapore, Malaysia and several countries in the Middle East. As of December 31, 2016, we had 154 sales and account support employees. The sales team is organized to allow us to better serve our customers and to support the different elements of our sales strategy. We supplement our sales organization by utilizing a U.S. government-authorized reseller to facilitate our sales to Veterans Administration and Department of Defense healthcare facilities. We also use resellers in certain international markets to supplement our sales efforts. Certain members of the sales team focus on the development of new customer relationships with large integrated health systems and government healthcare facilities. Our compensation is structured to incentivize new account development. Sales team members also focus on new customer development with smaller systems and individual hospitals. The sales team also includes account managers who focus on service and additional sales to existing customers. We enhance our sales efforts by including in our sales staff individuals with nursing backgrounds to address clinical uses with, and provide utilization advice to, customers and potential customers. We have also staffed our sales team with system engineers who focus on the technical elements of system optimization, particularly wireless, and overall product configuration. We have a small direct sales team to focus on developing our non-healthcare business, including hospitality, energy and other mission critical mobile work environments.
Marketing
Our marketing efforts focus on building awareness and generating demand. We believe that continuing to increase our brand recognition is important for the growth of our business as well as generating demand for our solutions. As of December 31, 2016, we had 32 employees in marketing, product management and business development.
Our customer-centric marketing strategy is important to generating new sales leads as word of mouth promotion and testimonials are some of our most valuable marketing tools. A number of our customers have agreed to participate in video testimonials, white papers and case studies that validate the efficacy and the financial benefits of our solutions. We have been featured in numerous articles and on network television demonstrating increased patient satisfaction, streamlined hospital operations and enhanced employee satisfaction and safety. Additionally, we sponsor numerous customer-led webinars to demonstrate customer success and to let prospective customers hear from their peer group about the positive impact that our solutions have made on their hospitals. Many of our sales leads come from referrals of existing customers or users who have moved from a hospital already using Vocera to a new facility or health system. We also invest in digital outreach to better influence buyers early on in their decision-making to take advantage of changes in buying behavior within our target market.
We have an integrated product management organization that manages the full lifecycle of our products and services; from strategy through execution to end-of-life. Our product roadmaps are driven by current and prospective customers and continually validated using primary and secondary research. We collect customer feedback through surveys and focus groups, customer visits, a customer advisory board, user forums and participation in industry standards organizations. Integral to this team are product managers and user experience designers skilled in clinical and operating workflows, and business development resources that create and manage the ecosystems of clinical and technology system partners.
Customers
Our customers include approximately 1,400 hospitals and other healthcare facilities, of which approximately 230 are outside of the United States. In addition, our Vocera Communication solution has been selected by approximately 270 facilities in other non-healthcare markets. Our healthcare customers include national and international health and hospital systems, large and medium-sized independent and academic hospitals, small hospitals and healthcare facilities, and U.S. governmental hospitals and care facilities. Our diverse customer base has very low customer revenue concentration.
During 2016 and 2015, non-U.S. markets represented approximately 10.6% and 8.8% of our revenue, respectively. We are developing plans to offer our solutions in a wider range of international markets.
Competition
We do not believe any single competitor offers a similar intelligent communication system to the healthcare market that allows instant, hands-free communication through voice-activated, role-based and activity-based calling, secure texting, and clinical integrations and workflows, and that features an advanced clinical rules engine that unifies data from multiple sources simultaneously on a combination of dedicated, proprietary devices, as well as third-party smartphones and other devices.
At this time, the primary alternative to our system consists of a combination of traditional communication methods utilizing wired phones, wireless in-building phones, smartphones, pagers and overhead paging systems.
The most significant alternative with which we compete for sales in the hospital are in-building wireless telephones and smartphone applications. While we compete with the providers of these wireless phones in making sales to hospitals, they do not at this time purport to contain the system intelligence, integrated workflow and convenience of our communication solution. The market for in-building wireless phones is dominated by large communications companies such as Cisco Systems, Ascom and Spectralink.

We believe that the use of mobile smartphone apps for healthcare will continue to expand in our target market and may represent a source of competition but this trend also represents an opportunity to expand our communication solutions with our smartphone applications, which enable all members of the patient's care team to connect to our software platform and participate as users on our Communication system.
We believe that the primary competitive factors at work in our market include:

•	comprehensiveness of the solution and the features provided and the ability to purchase the complete solution from a single vendor

•	product performance and reliability

•	the initial cost and ongoing cost of ownership

•	customer service and support capabilities
We may face increased competition in the future, including from large, multinational companies with significant resources. Potential competitors may have existing relationships with purchasers of other products and services within the hospital, which may enhance their ability to gain a foothold in our market. In addition, the continuing expansion of our communication and workflow collaboration capabilities, including our acquisition of Extension Healthcare, may introduce us to a broader set of competitors. These competitors may include companies that provide clinical workflow solutions, enterprise software, cloud-based solutions and electronic health records.
Research and development
Our continued investment in research and development is critical to our business. We have assembled teams of engineers with expertise in various fields, including software, firmware, database design, applications, speech recognition, wireless communication and hardware design. We employ research and development personnel in San Jose, California; Fort Wayne, Indiana; Knoxville, Tennessee; Toronto, Canada and Bangalore, India. There were 157 full-time research and development employees as of December 31, 2016. We also utilized small teams of contractors in India and Ukraine to assist with quality assurance testing and automation, and targeted development efforts. Our research and development expenditures were $18.3 million, $17.0 million and $18.1 million in 2016, 2015 and 2014, respectively.
Intellectual property
Our success depends, in part, upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We held 29 U.S. patents as of December 31, 2016, including patents on many capabilities of our software platform and communication badge.  The expiration dates of these patents range from 2018 through 2032. One or more utility patents have also been issued in Australia, Canada, India, Japan and the European Patent Office (with validation in Germany, the United Kingdom and the Netherlands). A European Community design patent has been issued that protects the design in multiple European jurisdictions.
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
We also resell the Zebra Technologies MC40-HC Android mobile computer (MC40). The MC40 is offered as a bundled solution with our smartphone applications to provide a complete, turnkey solution for our customers’ clinical communication needs.
Employees
As of December 31, 2016, we had 581 employees, consisting of 22 in manufacturing and quality operations, 157 in research and development, 186 in sales and marketing, 157 in services and 59 in general and administrative. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider current employee relations to be good.
Backlog
Our backlog of undelivered orders was $69.5 million and $58.2 million at December 31, 2016 and 2015, respectively. Of the current backlog, all but $31.1 million is expected to be delivered in 2017.
Government regulations and standards
Substantially all of our revenue is derived from the healthcare industry. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations, as well as the behavior and attitudes of our users. Representatives of the U.S. federal legislature and agencies have announced plans to reform or revise aspects of the U.S. healthcare system and we expect these efforts to continue over the next several years. We also expect federal and state legislatures and agencies to continue to consider new programs to reform or revise aspects of the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate.
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

Medical device regulation
The U.S. Food and Drug Administration (FDA) regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. We have concluded that our communication products are general-purpose communication devices not subject to FDA regulation. However, either the FDA could disagree with our conclusion or changes in our product or the FDA’s evolving regulations could lead to the imposition of medical device regulation on our products. In this event, we would be subject to extensive regulatory requirements, including the expense of compliance with Medical Device Reporting and Quality System regulation and the potential of liability for failure to comply, and we could be required to obtain 510(k) clearance or premarket approval of our products from the FDA prior to commercial distribution. Some of the new products acquired as a result of the Extension Healthcare and mVisum acquisitions are regulated by the FDA as Class II medical devices under applicable law and FDA regulations, including being subject to the 2.3% excise tax that was in effect under the Affordable Care Act. Class II devices are devices classified by the FDA as posing a moderate to high risk and therefore subject to both “general controls” and “special controls”, as such terms are defined in the Food, Drug and Cosmetics Act. Further, for other products we could become subject to the 2.3% excise tax if the FDA were to determine in the future that they constitute medical devices.
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
Information about segment and geographic revenue
Information about segment and geographic revenue is set forth in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income (loss) for the years ended December 31, 2016, 2015 and 2014, and our total assets as of December 31, 2016 and 2015, is included in our Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Executive officers
The names of our executive officers, their ages as of March 15, 2017, and their positions are shown below.

Name	Age	Position
Brent D. Lang	49	President and Chief Executive Officer
Justin R. Spencer	45	Executive Vice President and Chief Financial Officer
Douglas A. Carlen	47	Vice President Legal and General Counsel
M. Bridget Duffy, M.D.	57	Chief Medical Officer
Paul T. Johnson	53	Executive Vice President of Sales and Services

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

Justin R. Spencer has served as our Executive Vice President and Chief Financial Officer since August 2014. From September 2008 to November 2013, he served as Executive Vice President and Chief Financial Officer for Symmetricom, Inc., a provider of precise timekeeping and synchronization solutions, which was acquired by Microsemi Corporation in November 2013. From June 2007 to April 2008, Mr. Spencer served as the Executive Vice President and Chief Financial Officer at Covad Communications

Group Inc., a provider of broadband integrated voice and data communications. From November 2002 until May 2007, Mr. Spencer served in various positions at Covad Communications Group Inc., including Interim Chief Financial Officer, Vice President of Finance and Director of Corporate Development. Mr. Spencer currently serves on the Board of Directors of iPass Inc., including as Audit Committee Chair. Mr. Spencer holds a bachelor’s degree in accounting from the University of Utah and a master’s degree from The Wharton School of Business.

Douglas A. Carlen has served as our General Counsel since July 2016. From August 2012 to June 2016, Mr. Carlen was the Vice President of Legal Affairs at Liquid Robotics, an ocean data services provider and developer of the Wave Glider. Prior to Liquid Robotics, Mr. Carlen served from August 2010 to August 2012 as Senior Vice President and General Counsel at MegaPath, a provider of data, voice and cloud-based communications services. From September 1999 to August 2010, he worked at Covad Communications in three corporate counsel roles, with the last three years as Senior Vice President and General Counsel. Mr. Carlen also specialized in corporate law and litigation at various firms from 1994 to 1999. Since 2011, Mr. Carlen has been on the board of directors for the Lupus Foundation of Northern California. He earned his bachelor’s degree from the University of Southern California and a law degree from Hastings College of the Law.

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

Paul T. Johnson has served as our Executive Vice President of Sales and Services since October 2013. From August 2013 to October 2013, Mr. Johnson served as Vice President of Sales at Digital Insight, a provider of online and mobile banking solutions.  Mr. Johnson served as Vice President of Sales and Relationship Management at Intuit’s Financial Services Division (which was renamed Digital Insight following Intuit’s sale of this business in August 2013) from January 2011 to August 2013. From November 2007 to December 2010, he served as the Executive Vice President, North America, Sage Business Solutions for Sage Software, Inc., a provider of business management software and services.  In addition, Mr. Johnson previously served in various sales and services functions at International Business Machines Corporation. Mr. Johnson earned his M.B.A and B.S degrees in Business Administration from the University of Southern California.
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

We have incurred significant losses in the past and reported a net loss of $17.3 million for the year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $127.1 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
Our ability to be profitable in the future depends upon continued demand for our solutions from existing and new customers. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to improve quality of care and patient and staff satisfaction and increase hospital efficiency and productivity, and bring value to customers outside of healthcare. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of orders, the pricing and costs of our solutions, macroeconomic conditions affecting the health care industry and the extent to which we invest in sales and marketing, research and development and general and administrative resources.

We depend on sales of our Vocera Communication solution in the healthcare market for substantially all of our revenue, and a decrease in sales in the healthcare market would harm our business.

To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Sales of our Vocera Communication solution to the healthcare market accounted for 94%, 93% and 92% of our revenue for the year ended December 31, 2016, December 31, 2015 and 2014, respectively. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future.
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
Even if hospital personnel determine that our Vocera Communication solution provides compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals face significant budget constraints from unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, and penalties from the implementation of the Patient Protection and Affordable Care Act of 2010 (ACA) and now face new uncertainty as the President of the United States and members of the legislature have announced their intention to attempt to repeal or reform the ACA, as well as other healthcare reform. As a consequence, we may experience slowdowns and deferral of orders for our solution that could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our Vocera Communication solution, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.
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

Our ability to sell our solutions is dependent upon our professional services and technical support teams providing high-quality services and support. Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, clinical integration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is deemed unsatisfactory, we may incur significant costs to attain and sustain customer satisfaction or, in extreme cases, our customers may choose not to deploy our solution. As we rapidly hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners to provide high-quality services and support in markets outside the United States could also harm sales of our solutions.
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

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to twelve months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, we experienced elongated sales cycles due to uncertainty surrounding healthcare reform and lower hospital admission trends in 2013 and 2014, and it is possible that the current uncertainty about healthcare will extend hospital sales cycles. Hospitals in the U.S. continue to face significant uncertainty over the continuing impact of federal government budgets, and continuing changes in the implementation and deadlines for compliance with the ACA, the potential repeal or reform of the ACA, changes to Medicare and Medicaid reimbursement, Federal budgeting in the VA and DoD, and other healthcare reform legislation, as well as potential future statutes and rulemaking.

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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	our ability to successfully integrate acquired businesses;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	changes in customer deployment timelines;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships and maintain existing reseller relationships;

•	our ability to successfully deploy our solutions;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions; and

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance.

If we do not achieve the anticipated strategic or financial benefits from our acquisitions or if we cannot successfully integrate them, our business and operating results could be harmed.

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating any acquired businesses, technologies or assets. If we cannot effectively integrate the acquired business and products into our business, we may not achieve market acceptance for, or significant revenue from, these new solutions.
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

•
experience unforeseen and significant problems or liabilities associated with quality, technology and legal contingencies relating to the acquisition, such as intellectual property or employment matters; and

•	incur substantial costs to integrate the acquired business.

We completed the acquisition of Extension Healthcare, which is a significantly larger acquisition than any that we have completed to date, and each of the factors identified above present challenges to our achieving the success that we anticipate from this acquisition. We used a significant portion of our available cash for our recent purchase of Extension Healthcare. If we were to proceed with one or more additional significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, the ownership of existing stockholders would be diluted. In addition, acquisitions may result in the incurrence of debt, contingent liabilities, large write-offs, or other unanticipated costs, events or circumstances, any of which could harm our operating results.
In addition, from time to time we may enter into negotiations for acquisitions that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs.

We could be required to record adjustments to our recorded asset balance for intangible assets, including goodwill, that could significantly impact our operating results.

With the acquisition of Extension Healthcare, our balance sheet now includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and is subject to factors and events over which we have no control. The introduction of new competitive products or services into our markets could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products and services. Further, declines in our market capitalization may be an indicator that our intangible assets or goodwill carrying values exceed their fair values, which could lead to potential impairment charges that could impact our operating results.

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
Since 2009, three significant bills were signed into law that impact the U.S. healthcare system.  Those bills include The Health Information Technology for Economic and Clinical Health Act, enacted under Title XIII of the American Recovery and Reinvestment Act of 2009 (HITECH Act), the ACA, and the Health Care and Education Reconciliation Act of 2010. Together, these acts drive substantive changes over several years to the operating processes, reimbursements and rules governing the U.S. healthcare system. Further, the President of the United States and members of the legislature have stated their intent to significantly revise or repeal the ACA. Uncertainty surrounding the status of the ACA and its regulations may impact the spending of our healthcare customers, and we cannot predict the effect on our business of any new legislation and regulations that may be adopted if the ACA is significantly changed or repealed.
We believe that our healthcare customers are unsure of the impact that a number of the elements of those acts, as well as the related efforts to reform or repeal the ACA will have on their business, and cannot predict the timing and requirements of the final rules issued by the U.S. Department of Health and Human Services (HHS) for these statutes, making managing their business operations more difficult.  Further, as has been experienced since 2010, as rules and agency guidance pursuant to these statutes are implemented and revised by HHS, a number of aspects of the acts have been interpreted, modified or delayed. For example, sudden changes in the rules for individuals buying insurance through state or federal health insurance exchanges, and individual and employer mandates to have and offer insurance coverage, have challenged hospitals’ abilities to forecast patient utilization and revenues, and to set operational plans and budget accordingly.
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
While we do not currently have a directly comparable single competitor that provides a solution as richly-featured as the Vocera Communication system for the healthcare market, we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies, which may include electronic health vendors or other large software companies, may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition. In addition, our acquisition of Extension Healthcare may introduce us to a broader set of competitors.

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

We do not have internal manufacturing capabilities and rely upon a contract manufacturer, SMTC, to produce the primary hardware component of our Vocera Communication solution. We have entered into a manufacturing agreement with SMTC that is terminable by either party with advance notice and that may also be terminated for a material uncured breach. We expect to enter into additional contract manufacturing agreements as we expand our business. We also rely on original design manufacturers, or ODMs, to produce accessories, including batteries, chargers and attachments. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. If SMTC, or another contract manufacturer or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solutions to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.

SMTC, other contract manufacturers or ODMs may experience problems that could impact the quantity and quality of components of our Vocera Communication solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. SMTC, other contract manufacturers and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner. The majority of the components of our Vocera Communication solution are manufactured in Asia or Mexico and adverse changes in political or economic circumstances in those locations could also disrupt our supply and quality of components of our solutions. In addition, U.S. government officials have recently proposed changes in trade, fiscal or tax policies, and any such changes in the U.S. or in other countries from which we source components of our products could adversely affect our business.
Companies occasionally encounter unexpected difficulties in ramping up production of new products, and we may experience such difficulties with future generations of our products. SMTC, other contract manufacturers and our ODMs also manufacture products for other companies. Generally, our orders represent a relatively small percentage of the overall orders received by SMTC, other contract manufacturers and these ODMs from their customers; therefore, fulfilling our orders may not be a priority in the event SMTC, other contract manufacturers or an ODM is constrained in its ability to fulfill all of its customer obligations. In addition, if SMTC, other contract manufacturers or an ODM is unable or unwilling to continue manufacturing components of our solutions, we may have to identify one or more alternative manufacturers. The process of identifying and qualifying a new contract manufacturer or ODM can be time consuming, and we may not be able to substitute suitable alternative manufacturers in a timely manner or at an acceptable cost. Additionally, transitioning to a new manufacturer may cause us to incur additional costs and delays if the new manufacturer has difficulty manufacturing components of our solutions to our specifications or quality standards.

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

We believe that a significant opportunity exists to sell our products to healthcare facilities in the Veterans Administration and Department of Defense (DoD). These customers require independent certification of compliance with specific requirements relating to encryption, security, interoperability and scalability, including Federal Information Processing Standard (FIPS) 140-2 and, as to DoD, certification by its Joint Interoperability and Test Command and under its Information Assurance Certification and Accreditation Process. We have received certification under certain of these standards for military-specific configurations of the Vocera Communication solution incorporating our badges. We are continuing to carry out further compliance activities. A failure on our part to achieve and maintain compliance, both as to current products and as to new product versions, could adversely impact our revenue.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 2% and 3% of our revenue for the years ended December 31, 2016, 2015 and 2014. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 34%, 37% and 37% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the years ended December 31, 2016, 2015 and 2014, we generated 10.6%, 8.8% and 9.9% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

•	political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;

•	adverse effects on us directly, or on our customers and suppliers, of changes in trade, fiscal or tax policies;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•	exposure to competitors who are more familiar with local markets;

•	risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance;

•	difficulties associated with resolving contract disputes in foreign countries with varied legal systems;

•	limited or unfavorable intellectual property protection in some countries; and

•	currency exchange rate fluctuations, which could affect the price of our solutions relative to locally produced solutions.

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
Any legislation or regulation in the area of privacy and security of personal information could affect the way we operate our services and could harm our business. For example, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain EU legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our solutions or increase the costs associated with selling our solutions, and may affect our ability to invest in or jointly develop solutions in the United States and in foreign jurisdictions. Further, we cannot assure you that our privacy and security policies and practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.

The failure of our equipment lease customers to pay us under leasing agreements with them that we do not sell to third party lease finance companies could harm our revenue and operating results.

In 2012, we began offering our badges and related hardware accessories to our customers through multi-year equipment lease agreements. In connection with each sale, we recognize product-related revenue at the net present value of the lease payment stream once our obligations related to such sale have been met. We plan to sell the bulk of these leases, including the related accounts receivables, to third party lease finance companies on a non-recourse basis. We will have to retain unsold leases in-house, which will expose us to the creditworthiness of such equipment lease customers over the lease term. For the leases that we retain in-house, our ability to collect payments from a customer or to recognize revenue for the sale could be impaired if the customer fails to meet its obligations to us such as in the case of its bankruptcy filing or deterioration in its financial position, or has other creditworthiness issues, any of which could harm our revenue and operating results.

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

We provide certain products that are, and others that may become, subject to regulation by the FDA and similar agencies in other countries, or the jurisdiction of these agencies could be expanded in the future to include our solutions. The FDA regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. Although we have concluded that our wireless badge is a general-purpose communications device not subject to FDA regulation, the FDA could disagree with our conclusion, or changes in our solutions or the FDA’s evolving regulation could lead to FDA regulation of our solutions. Any of our products deemed to be medical devices would be subject to the 2.3% excise tax under the ACA. Canada and many other countries in which we sell or may sell our solutions could also have similar regulations applicable to our solutions, some of which may be subject to change or interpretation. We may incur substantial operating costs if we are required to register our solutions or components of our solutions as regulated medical devices under U.S. or foreign regulations, obtain premarket approval from the FDA or foreign regulatory agencies, and satisfy the extensive reporting requirements. In addition, failure to comply with these regulations could result in enforcement actions and monetary penalties. The clinical alert notification solution we acquired as part of our acquisition of Extension Healthcare and the clinical communications product we acquired from mVisum are regulated by the FDA as Class II medical devices.

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

As an “emerging growth company” under the Jumpstart Our Business Startups Act (JOBS Act) until December 31, 2017, we are permitted to, and may, rely on exemptions from certain disclosure and governance requirements. For example, for so long as we are an emerging growth company, which can last, at most, until the first fiscal year following the fifth anniversary of our initial public offering, we will not be required to:

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
We will cease to be an emerging growth company on December 31, 2017. Beginning with the fiscal year ended December 31, 2017, our independent registered public accounting firm will be required to evaluate and report on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. While management has established plans to accommodate the additional assessment and attestation procedures and related costs of Section 404(b) compliance, we may incur additional costs or require additional management time to comply with Section 404(b) in a timely manner.

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

As a public company, we incur substantial legal, accounting and other expenses. The Sarbanes-Oxley Act, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and rules subsequently implemented by the SEC and our stock exchange, impose various requirements on public companies, including certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, as amended by the JOBS Act, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly.

We face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We have in the past been, and may in the future become, subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, a purported securities class action was filed in August 2013 in the United States District Court for the Northern District of California against us and certain of our officers and directors. The suit purported to allege claims for allegedly misleading statements regarding our business and financial results. This suit was settled in 2016. The settlement, which called for payment of $9 million, was funded entirely and directly by our insurance carriers and paid during the three months ended September 30, 2016. Regardless of the outcome, these matters or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

Location	Approximate square feet	Primary use	Lease expiration date
San Jose, California	70,000	Corporate headquarters and product warehousing	March 31, 2022
Fort Wayne, Indiana	15,620	Development, sales and support	February 28, 2020
Knoxville, Tennessee	7,502	Development, sales and support	March 31, 2018
San Francisco, California	3,054	Vocera Care Experience offices	May 31, 2019
Toronto, Canada	4,578	Development, sales and support	April 30, 2019
Reading, United Kingdom	865	Sales and support	December 31, 2017
Bangalore, India	6,673	Development	May 31, 2017
Dubai, United Arab Emirates	950	Sales and support	December 20, 2017

Item 3.	Legal Proceedings
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
Market Information
Our common stock has been listed on the New York Stock Exchange under the symbol “VCRA” since March 28, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Year ending December 31, 2016
First Quarter	$16.02	$11.36
Second Quarter	$13.42	$10.46
Third Quarter	$17.48	$12.68
Fourth Quarter	$20.00	$16.10

	High	Low
Year ending December 31, 2015
First Quarter	$10.85	$8.96
Second Quarter	$12.07	$9.68
Third Quarter	$12.50	$10.67
Fourth Quarter	$13.37	$10.14

Holders of Common Stock
As of March 13, 2017, we had 55 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
The following stock performance graph compares the cumulative total return provided to holders of the common stock of Vocera Communications, Inc. relative to the cumulative total returns of the New York Stock Exchange Composite Index and the Standard & Poor's 1500 Health Care Technology Index since the pricing of the initial public offering of Vocera’s common stock on March 28, 2012.  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on March 31, 2012, including reinvestment of dividends, and its relative performance is tracked through December 31, 2016.

	03/28/12	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Vocera Communications Inc.	100.00	119.35	74.23	49.55	58.01	87.92
NYSE Composite	100.00	105.02	132.62	141.57	135.78	151.99
S&P Health Care Technology	100.00	101.94	146.38	169.80	158.01	124.40

Issuer Purchases of Equity Securities
During the three months ended December 31, 2016, we did not repurchase any of our securities.

Item 6.	Selected Financial Data
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
We derived the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited financial statements included elsewhere in this report. We derived the consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements that do not appear in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Consolidated statements of operations data:
Total revenue	$127,696	$104,086	$95,421	$102,498	$100,957
Gross profit	78,621	64,576	58,185	64,189	64,336
Net (loss) income	(17,267)	(17,106)	(28,297)	(10,465)	2,893
Less: undistributed earnings attributable to participating securities	—	—	—	—	(1,366)
Net (loss) income attributable to common stockholders	$(17,267)	$(17,106)	$(28,297)	$(10,465)	$1,527

Net (loss) income per share attributable to common stockholders
Basic and diluted	$(0.64)	$(0.66)	$(1.12)	$(0.43)	$0.08
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	26,859	25,971	25,329	24,621	17,979
Diluted	26,859	25,971	25,329	24,621	20,608

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$74,066	$116,774	$116,261	$127,676	$127,510
Total assets	182,073	162,261	159,628	173,107	167,305
Total stockholders’ equity	103,441	104,431	109,712	125,563	123,125

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Business overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve patient safety and experience, and increase operational efficiency. As of December 31, 2016, care teams at approximately 1,400 healthcare facilities worldwide have selected our solutions.
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 22.7% to $127.7 million in 2016 from $104.1 million in 2015, and our 2015 revenue increased 9.1% from $95.4 million in 2014. For the year ended December 31, 2016, we recorded a net loss of $17.3 million compared to a net loss of $17.1 million for the year ended December 31, 2015.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, Singapore and parts of the Middle East, most of our customers are located in the United States. International customers represented 10.6% and 8.8% of our revenue in 2016 and in 2015, respectively. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
In recent years, U.S. hospital spending on information technology has been predominantly directed toward further investment in electronic health records and preparation for utilizing new ICD-10 diagnosis coding, which are both driven by regulatory requirements and reimbursement earn-back incentives from federal healthcare reform. In addition, as patient volumes and reimbursement levels continued to fluctuate for many healthcare providers, hospitals exercised strong expense limits and reductions, also impacting capital purchases and departmental operating budgets through which our solutions are purchased. Despite this volatility, healthcare providers are placing increased emphasis on and investment in solutions for communication and care coordination, a trend that we believe is favorable for us.
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
In the fourth quarter of 2016, we acquired all of the outstanding equity interest of Extension Healthcare for $52.5 million in cash. In addition, $2.5 million has been set aside for retention bonuses for key employees of which $0.5 million was paid in December 2016 and $2 million will be paid over the next two years.
Extension Healthcare was a leading provider of clinical, event-driven communication and workflow collaboration software for the hospital environment. Extension Healthcare was known in the market for its clinical integration software solution Engage, which features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices. The Engage platform allows clinicians to be away from the bedside while staying informed about their patients.

Components of operating results
Revenue.    We generate revenue from the sale of products and services. As discussed further in the section titled “Critical accounting policies and estimates—Revenue recognition” below, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.
Revenue is comprised of the following:

•
Product.    Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges and badge accessories, which include batteries, battery chargers, lanyards, clips and other ancillary badge components as well as revenue from the resale of MC40 devices and related accessories. Software revenue is derived primarily from the sale of perpetual licenses to our Vocera Communication System. We derive additional software revenue from the sale of term licenses and hosted software subscriptions, which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of term licenses or subscription services, ratably over the applicable term.

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
At December 31, 2016, we held a $42.3 million valuation allowance against our deferred tax assets. We review on a quarterly basis our conclusions about the appropriate amount of our deferred income tax asset valuation allowance.

Results of operations
The following table is a summary of our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

	Years ended December 31,
	2016		2015		2014
(in thousands, except percentages)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Consolidated statements of operations data:
Revenue
Product	$70,667	55.3%	$55,716	53.5%	$51,095	53.5%
Service	57,029	44.7	48,370	46.5	44,326	46.5
Total revenue	127,696	100.0	104,086	100.0	95,421	100.0
Cost of revenue
Product	22,788	17.8	19,666	18.9	18,766	19.7
Service	26,287	20.6	19,844	19.1	18,470	19.3
Total cost of revenue	49,075	38.4	39,510	38.0	37,236	39.0
Gross profit	78,621	61.6	64,576	62.0	58,185	61.0
Operating expenses
Research and development	18,266	14.3	16,990	16.3	18,089	19.0
Sales and marketing	52,811	41.4	47,647	45.8	49,694	52.0
General and administrative	24,499	19.2	16,734	16.1	18,481	19.4
Total operating expenses	95,576	74.9	81,371	78.2	86,264	90.4
Loss from operations	(16,955)	(13.3)	(16,795)	(16.2)	(28,079)	(29.4)
Interest income	684	0.5	509	0.5	355	0.4
Other expense, net	(467)	(0.3)	(347)	(0.3)	(249)	(0.3)
Loss before income taxes	(16,738)	(13.1)	(16,633)	(16.0)	(27,973)	(29.3)
Provision for income taxes	(529)	(0.4)	(473)	(0.5)	(324)	(0.4)
Net loss	$(17,267)	(13.5)%	$(17,106)	(16.5)%	$(28,297)	(29.7)%

Year ended December 31, 2016 compared to year ended December 31, 2015
Revenue:

	Years ended December 31,
	2016	2015	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Product Revenue
Device	$50,061	$40,548	$9,513	23.5%
Software	20,606	15,168	5,438	35.9
Total product revenue	70,667	55,716	14,951	26.8

Service revenue
Maintenance and support	43,438	38,443	4,995	13.0
Professional services and training	13,591	9,927	3,664	36.9
Total service revenue	57,029	48,370	8,659	17.9
Total revenue	$127,696	$104,086	$23,610	22.7
Total revenue increased $23.6 million, or 22.7%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in total revenue was a result of increases in both product and services revenue.

Product revenue increased $15.0 million, or 26.8%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. Device revenue increased $9.5 million, or 23.5%, and software revenue increased $5.4 million, or 35.9%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges and related accessories to new customers making initial purchases and existing customers expanding deployments within their facilities to departments and users. The increase in software revenue was mainly a result of an increase in unit sales of licenses of our Communication software.

Service revenue increased $8.7 million, or 17.9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. Software maintenance and support revenue increased $5.0 million, or 13.0%, and professional services and training revenue increased $3.7 million, or 36.9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in software maintenance and support revenue was primarily a result of having a larger customer base. The increase in professional services and training revenue was due to the increases in implementation services for our solutions.
Cost of revenue:

	Years ended December 31,
	2016	2015	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$22,788	$19,666	$3,122	15.9%
Service	26,287	19,844	6,443	32.5
Total cost of revenue	$49,075	$39,510	$9,565	24.2
Gross margin
Product	67.8%	64.7%	3.1%
Service	53.9	59.0	(5.1)
Total gross margin	61.6	62.0	(0.4)
Cost of product revenue increased $3.1 million, or 15.9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The cost of product revenue increased primarily due to a higher number of communication badges and related accessories sold and amortization of intangibles related to the Extension Healthcare acquisition. Product gross margin as a percentage of product revenue increased in the year ended December 31, 2016 compared to the year ended December 31, 2015 due to decreased costs related to our hardware products, a larger mix of software revenue and higher absorption of fixed overhead costs.

Cost of service revenue increased $6.4 million, or 32.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The cost of service revenue increased primarily due to an increase in the number of deployments of our solutions and higher headcount from the acquisition of Extension Healthcare. Service gross margin as a percentage of service revenue decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015.
Operating expenses:

	Years ended December 31,
	2016	2015	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$18,266	$16,990	$1,276	7.5%
Sales and marketing	52,811	47,647	5,164	10.8
General and administrative	24,499	16,734	7,765	46.4
Total operating expenses	$95,576	$81,371	$14,205	17.5
Research and development expense. Research and development expense increased $1.3 million, or 7.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was primarily due to a $1.2 million increase in compensation and benefits associated with increased headcount.
Sales and marketing expense. Sales and marketing expense increased $5.2 million, or 10.8%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This was primarily due to a $4.1 million increase in compensation and benefits associated with increased headcount and performance. The sales and marketing expense increase was also due to a $0.4 million increase in marketing development costs, a $0.2 million increase in travel and $0.2 million in amortization of intangibles related to the acquisition of Extension Healthcare.
General and administrative expense. General and administrative expense increased $7.8 million, or 46.4%, from the year ended December 31, 2016 compared to the year ended December 31, 2015. This resulted primarily from an increase of $5.1 million in acquisition related expenses from the Extension Healthcare acquisition, a $1.7 million increase in compensation and benefits due to increased headcount and performance and a $1.0 million increase in outside services. Included in the $5.1 million of acquisition related expenses is $2.6 million of non-cash salary expense related to a portion of the purchase price that is expected to be distributed to certain employees who were not selling shareholders of Extension Healthcare ("Employee Payments"). For further discussion on the Employee Payments, please refer to Note 11 in the notes to consolidated financial statements.

	Years ended December 31,
(in thousands, except percentages)	2016	2015	Change
Non-operating income (expense) elements:
Interest income	$684	$509	$175
Other expense, net	(467)	(347)	(120)

Income taxes:
Provision for income taxes	(529)	(473)	(56)
Loss before income taxes	(16,738)	(16,633)	(105)
Effective tax rate %	(3.2)%	(2.8)%	(0.4)%
Interest income. Interest income increased $0.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to the shift in these periods from cash equivalents to higher interest-bearing short-term investments.

Other expense, net. The change in other expense, net for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to foreign exchange fluctuations.
Provision for income taxes. The $0.5 million provision on $16.7 million of loss before income taxes in 2016 represented a negative effective tax rate of 3.2%. The negative effective tax rate for 2016 was due primarily to the impact of pre-tax losses in the U.S. operations, offset by income taxes from foreign operations. The negative effective tax rate of 2.8% in 2015 is due primarily to the impact of pre-tax losses in the U.S. operations, offset by income taxes from foreign operations.

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
Operating expenses:

	Years ended December 31,
	2015	2014	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses
Research and development	$16,990	$18,089	$(1,099)	(6.1)%
Sales and marketing	47,647	49,694	(2,047)	(4.1)
General and administrative	16,734	18,481	(1,747)	(9.5)
Total operating expenses	$81,371	$86,264	$(4,893)	(5.7)
Research and development expense. Research and development expense decreased $1.1 million, or 6.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was primarily due to a $1.1 million decrease in outside services. This decrease was partially offset by an increase of $0.1 million in equipment supplies.
Sales and marketing expense. Sales and marketing expense decreased $2.0 million, or 4.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This was primarily due to a $0.6 million decrease in personnel and travel costs associated with lower compensation and timing of hiring as well as a $1.6 million decrease in outside services and marketing programs. This decrease was partially offset by a $0.2 million increase in equipment and supplies.
General and administrative expense. General and administrative expense decreased $1.7 million, or 9.5%, from the year ended December 31, 2015 compared to the year ended December 31, 2014. This resulted primarily from a decrease of $0.4 million in outside services related to lower legal expenses and a lower reliance on consultants. The decrease also resulted from $0.4 million in severance charges. During the fourth quarter of 2014, we initiated a restructuring plan that resulted in $0.7 million of severance charges, of which $0.1 million was recorded to cost of revenue and $0.6 million was recorded to operating expenses. See Note 6, Consolidated balance sheet components, in the Notes to the Consolidated Financial Statements in Item 8 of this Report, for further discussion of our restructuring activities.

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

Liquidity and capital resources

	Years ended December 31,
(in thousands)	2016	2015	2014
Consolidated statements of cash flow data:
Net cash provided by (used in) operating activities	$11,266	$(135)	$(4,692)
Net cash provided by (used in) investing activities	112	(3,751)	(14,427)
Net cash provided by financing activities	3,083	1,843	2,082
Net (decrease) increase in cash and cash equivalents	$14,461	$(2,043)	$(17,037)
As of December 31, 2016, we had cash and cash equivalents and short-term investments of $74.1 million and no debt.
During 2016, 2015 and 2014, our purchases of property and equipment were $4.7 million, $1.2 million and $2.0 million, respectively. The expenditures in 2016 primarily relate to leasehold improvements related to the renovation of our corporate offices. The expenditures in 2015 and 2014 primarily related to leasehold improvements and computer equipment.
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
Operating activities
Cash provided by operating activities was $11.3 million in 2016, due in part to non-cash items such as stock-based compensation of $12.0 million, $2.6 million in non-cash compensation expense and depreciation and amortization of $3.8 million for property and equipment and acquired intangible assets, partially offset by the 2016 net loss of $17.3 million. With respect to changes in assets and liabilities, cash was provided through a decrease of $0.1 million in other receivables, a $0.2 million increase in accounts payable, a $2.4 million increase in accrued liabilities and an $11.2 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase in accounts receivable of $0.3 million, which is attributable to current period's billings exceeding collection on prior periods' invoices, an increase in inventory of $2.0 million and a $0.8 million increase in prepaid expenses.
Cash used in operating activities was $0.1 million in 2015, due in part to the 2015 net loss of $17.1 million, partially offset by non-cash items such as depreciation and amortization of $3.3 million for property and equipment and acquired intangible assets and stock-based compensation of $11.0 million. With respect to changes in assets and liabilities, cash was provided through a decrease of $0.6 million in inventory, a $1.1 million increase in accounts payable, a $2.8 million increase in accrued liabilities and a $4.1 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase in accounts receivable of $5.1 million, which is attributable to current period's billings exceeding collection on prior periods' invoices, and $0.3 million increase in prepaid expenses.
Cash used in operating activities was $4.7 million in 2014, due in part to the 2014 net loss of $28.3 million, partially offset by non-cash items such as depreciation and amortization of $3.0 million for property and equipment and acquired intangible assets and stock-based compensation of $11.1 million. With respect to changes in assets and liabilities, cash was provided by a decrease in accounts receivable of $5.7 million, which is attributable to collection on prior periods' invoices exceeding the current period's billings, a decrease of $1.9 million in inventory, a $1.1 million increase in accrued liabilities and a $2.8 million increase in deferred revenue. These factors were offset by certain cash outflows, including a $1.7 million decrease in accounts payable and $0.3 million increase in prepaid expenses.

Investing activities
Cash provided by investing activities was $0.1 million in 2016, which was primarily attributable to $111.8 million in short-term investment maturities and $32.1 million in sales of short-term investments, offset by $86.6 million in purchases of short-term investments and $52.5 million used to purchase Extension Healthcare. An additional $4.7 million of cash was used for the purchase of property and equipment and leasehold improvements.
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
Financing activities
Cash provided by financing activities was $3.1 million in 2016, primarily attributable to $2.5 million of proceeds from stock option exercises, $1.7 million of proceeds from issuance of common stock from the employee stock purchase plan and $1.6 million of cash from lease-related performance obligations. These items were partially offset by a $2.7 million decrease for employee taxes paid on net share settlement on the vesting of restricted stock awards.
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
Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2016:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$9,326	$2,068	$3,692	$3,164	$402
Non-cancelable purchase commitments(2)	5,413	5,413	—	—	—
Total	$14,739	$7,481	$3,692	$3,164	$402

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with our independent contract manufacturer and other vendors.

As of December 31, 2016, we had $0.9 million of net deferred tax liabilities and $0.3 million from uncertain tax positions, both recorded within other long-term liabilities. The timing and amounts of any payments that could result from the net deferred tax liabilities and unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing and amounts of any eventual payment cannot be estimated for inclusion in the table above. We do not expect a significant tax payment related to these obligations to occur within the next 12 months. Such tax contingencies are separately disclosed and discussed in Note 10 of the notes to our consolidated financial statements.

Off-balance sheet arrangements
During 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Revenue recognition
We derive revenue from the sales of communication badges, smartphones, perpetual software licenses for software that is essential to the functionality of the communication badges, software maintenance, extended warranty and professional services. We also derive revenue from the sale of licenses for software that is not essential to the functionality of the communication badges, which may include clinical integration and mobile application software as well as certain subscription-based revenues including Vocera Care Experience. Sales tax is excluded from reported total revenue.
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
A typical sales arrangement involves multiple elements, such as sales of communications badges or smartphones, perpetual software licenses, professional services and maintenance services which entitle customers to unspecified upgrades, bug fixes, patch releases and telephone support. Revenue from the sale of communication badges and perpetual software licenses is recognized upon shipment or delivery at the customers’ premises as the contractual provisions governing sales of these products do not include any provisions regarding acceptance, performance or general right of return or cancellation or termination provisions adversely affecting revenue recognition. Revenue from the sale of maintenance services on software licenses is recognized over the period during which the services are provided, which is generally one year. Revenue from professional services is recognized either on a fixed fee basis based on milestones or on a time and materials basis as the services are provided, both of which generally take place over a period of two to twelve weeks, but may take longer depending on the complexity of the work involved.
We also derive revenue from the provision of hosted services on a subscription basis. Revenue from these products is recognized ratably over the term of the arrangement.
In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. We allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence (VSOE) of the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We have established VSOE of the selling price for our software maintenance. When VSOE of selling price is not available, third-party evidence (TPE) of selling price for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices (BESP). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE and BESP information.
The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price. In addition, the amount recognized for any delivered items cannot exceed that which is contingent upon delivery of any remaining deliverables in the arrangement.
For non-essential software arrangements with multiple-deliverables, including license, professional services and maintenance, we recognize license revenue using the residual method of accounting pursuant to relevant software revenue recognition guidance. Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. We have established VSOE for software maintenance, which we refer to as maintenance and support. Our revenue arrangements do not include a general right of return relative to the delivered products. We apply the combined services approach for arrangements in which we have VSOE for software maintenance but not for professional services. Under this approach, we ratably recognize revenue over the longer of the period over which professional services is expected to be delivered or the software maintenance period.

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
Standard product warranties
We provide for the estimated costs of product warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific product warranty includes parts and labor over a period generally ranging from one to three years. We provide no warranty for software. We regularly assess our estimates to evaluate the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. The total warranty expense under our standard warranty in 2016 was $0.2 million, compared to $0.9 million in 2015 and $0.7 million in 2014. The key drivers to the warranty reserve calculation are the installed base of products under standard warranty, the estimated return rate of the installed base of products under standard warranty, and the availability of refurbished units to fulfill expected warranty claims.
Stock-based compensation
Stock options
We record all stock-based awards, which consist of stock option grants, at fair value as of the grant date and recognize the expense over the requisite service period (generally over the vesting period of the award). The expenses relating to these awards have been reflected in our financial statements. Stock options granted to our employees vest over periods of 12 to 48 months. No stock options were issued during the year ended December 31, 2016.
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

	Years ended December 31,
	2015	2014
Expected term (in years)	5.39	5.41 - 5.45
Volatility	41.3% - 41.8%	41.4% - 48.2%
Risk-free interest rate	1.62% - 1.63%	1.59% - 1.78%
Dividend yield	0.0%	0.0%
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

Restricted Stock Units
In addition to stock options, we also issue RSU's to our employees, which vest one third on the first anniversary of the grant, one third on the second anniversary of the grant and one third upon the third anniversary of the grant. The grant date fair value of the RSUs is the closing market price on the date of grant; this amount is charged to expense ratably over the requisite service period.
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
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Our annual assessment date is October 1 and the results of our assessment performed as of October 1st indicated no impairment had been incurred. No impairment was recorded in 2016, 2015 or 2014. As of December 31, 2016, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our business climate and the buying habits of our customers along with changes in the costs to provide our products and services.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives.
Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. We evaluate our intangible assets for impairment at the asset group level, which means the intangibles grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Management has concluded that our asset groups align with our reporting units. The intangible assets are allocated to the Product and Services asset groups, given that the Product and Services asset groups are the lowest level for which discrete cash flow information are identifiable, independent from other assets. We assess the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2016, 2015 or 2014.
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
We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the amount of net operating losses available for income tax purposes through December 31, 2016, we had a full valuation allowance against our deferred tax assets. We continue to evaluate the realizability of our U.S. and Canadian deferred tax assets. If our financial results improve, we will reassess the need for a full valuation allowance each quarter and, if we determine that it is more likely than not the deferred tax assets will be realized, we will adjust the valuation allowance.
At December 31, 2016, we had a valuation allowance against net deferred tax assets of $42.3 million. We review on a quarterly basis our conclusions about the appropriate amount of our deferred tax asset valuation allowance. There is inherent uncertainty in evaluating the sustainability of the income tax positions we take on our tax returns. We assess our income tax positions and record tax benefits for all years subject to examination based upon our management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in our financial statements.
We include interest and penalties with income taxes on the accompanying statement of operations. Our tax years after 2009 are subject to tax authority examinations. Additionally, our net operating losses and research credits prior to 2016 are subject to tax authority adjustment.

Recently issued accounting guidance

See “Note 1. The Company and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements including the respective expected dates of adoption and estimated effects, if any on our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vocera Communications, Inc.
San Jose, California
We have audited the accompanying consolidated balance sheets of Vocera Communications, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vocera Communications, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 15, 2017

Vocera Communications, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$35,033	$20,572
Short-term investments	39,033	96,202
Accounts receivable, net	24,142	22,605
Other receivables	1,211	1,009
Inventories	4,556	2,713
Prepaid expenses and other current assets	3,364	2,165
Total current assets	107,339	145,266
Property and equipment, net	5,894	3,620
Intangible assets, net	18,200	2,375
Goodwill	49,246	9,988
Other long-term assets	1,394	1,012
Total assets	$182,073	$162,261
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,231	$2,932
Accrued payroll and other current liabilities	15,896	13,339
Deferred revenue, current	43,845	31,495
Total current liabilities	62,972	47,766
Deferred revenue, long-term	11,155	8,097
Other long-term liabilities	4,505	1,967
Total liabilities	78,632	57,830
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of December 31, 2016 and December 31, 2015; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of December 31, 2016 and December 31, 2015; 27,568,103 and 26,322,322 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	230,605	214,421
Accumulated other comprehensive loss	(69)	(162)
Accumulated deficit	(127,103)	(109,836)
Total stockholders’ equity	103,441	104,431
Total liabilities and stockholders’ equity	$182,073	$162,261

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2016	2015	2014
Revenue
Product	$70,667	$55,716	$51,095
Service	57,029	48,370	44,326
Total revenue	127,696	104,086	95,421
Cost of revenue
Product	22,788	19,666	18,766
Service	26,287	19,844	18,470
Total cost of revenue	49,075	39,510	37,236
Gross profit	78,621	64,576	58,185
Operating expenses
Research and development	18,266	16,990	18,089
Sales and marketing	52,811	47,647	49,694
General and administrative	24,499	16,734	18,481
Total operating expenses	95,576	81,371	86,264
Loss from operations	(16,955)	(16,795)	(28,079)
Interest income	684	509	355
Other expense, net	(467)	(347)	(249)
Loss before income taxes	(16,738)	(16,633)	(27,973)
Provision for income taxes	(529)	(473)	(324)
Net loss	(17,267)	(17,106)	(28,297)

Net loss per share:
Basic and diluted	$(0.64)	$(0.66)	$(1.12)
Weighted average shares used to compute net loss per share:
Basic	26,859	25,971	25,329
Diluted	26,859	25,971	25,329

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Years ended December 31,
	2016	2015	2014
Net loss	$(17,267)	$(17,106)	$(28,297)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	93	(81)	(104)
Comprehensive loss	$(17,174)	$(17,187)	$(28,401)

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, except share amounts)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2014	24,967,140	7	189,966	23	(64,433)	125,563
Exercise of stock options	293,615	1	1,096	—	—	1,097
RSUs released net of shares withheld for tax settlement	225,149	—	(1,270)	—	—	(1,270)
Common stock issued under employee stock purchase plan	160,936	—	1,588	—	—	1,588
Vesting of early exercised stock options	—	—	54	—	—	54
Employee stock-based compensation expense	—	—	11,084	—	—	11,084
Repurchase of early exercised options	(2,830)	—	(3)	—	—	(3)
Net loss	—	—	—	—	(28,297)	(28,297)
Other comprehensive loss	—	—	—	(104)	—	(104)
Balance at December 31, 2014	25,644,010	8	202,515	(81)	(92,730)	109,712
Exercise of stock options	191,906	—	1,195	—	—	1,195
RSUs released net of shares withheld for tax settlement	324,178	—	(1,719)	—	—	(1,719)
Common stock issued under employee stock purchase plan	145,487	—	1,302	—	—	1,302
Vesting of early exercised stock options	—	—	12	—	—	12
Cash exercise of common stock warrants	16,741	—	111	—	—	111
Employee stock-based compensation expense	—	—	11,005	—	—	11,005
Net loss	—	—	—	—	(17,106)	(17,106)
Other comprehensive loss	—	—	—	(81)	—	(81)
Balance at December 31, 2015	26,322,322	8	214,421	(162)	(109,836)	104,431
Exercise of stock options	643,005	—	2,502	—	—	2,502
RSUs released net of shares withheld for tax settlement	414,404	—	(2,675)	—	—	(2,675)
Common stock issued under employee stock purchase plan	188,372	—	1,690	—	—	1,690
Capital contributed by selling shareholders of acquired business	—	—	2,632	—	—	2,632
Employee stock-based compensation expense	—	—	12,035	—	—	12,035
Net loss	—	—	—	—	(17,267)	(17,267)
Other comprehensive income	—	$—	$—	$93	$—	$93
Balance at December 31, 2016	27,568,103	$8	$230,605	$(69)	$(127,103)	$103,441

The accompanying notes are an integral part of these consolidated financial statements

Vocera Communications, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(17,267)	$(17,106)	$(28,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,770	3,271	3,014
Inventory provision	168	118	310
Change in lease-related performance obligations	(811)	(925)	(595)
Stock-based compensation expense	12,035	11,005	11,084
Non-cash compensation	2,632	—	—
Other	42	519	131
Changes in assets and liabilities
Accounts receivable	(322)	(5,075)	5,660
Other receivables	120	(234)	188
Inventories	(1,985)	632	1,894
Prepaid expenses and other assets	(833)	(295)	(330)
Accounts payable	170	1,050	(1,678)
Accrued payroll and other liabilities	2,355	2,761	1,100
Deferred revenue	11,192	4,144	2,827
Net cash provided by (used in) operating activities	11,266	(135)	(4,692)
Cash flows from investing activities
Payment for purchase of property and equipment	(4,707)	(1,151)	(2,022)
Business acquisitions, net of cash acquired	(52,500)	—	(6,950)
Purchase of short-term investments	(86,551)	(109,310)	(112,299)
Maturities of short-term investments	111,809	106,670	102,656
Sales of short-term investments	32,061	—	3,923
Changes in restricted cash	—	40	265
Net cash provided by (used in) investing activities	112	(3,751)	(14,427)
Cash flows from financing activities
Cash from lease-related performance obligations	1,596	932	635
Payment for repurchase of common stock	—	—	(12)
Proceeds from issuance of common stock from the employee stock purchase plan	1,690	1,302	1,588
Proceeds from exercise of stock options	2,502	1,195	1,096
Tax withholdings paid on behalf of employees for net share settlement	(2,705)	(1,697)	(1,225)
Proceeds from exercise of common stock warrants	—	111	—
Net cash provided by financing activities	3,083	1,843	2,082
Net increase (decrease) in cash and cash equivalents	14,461	(2,043)	(17,037)
Cash and cash equivalents at beginning of period	20,572	22,615	39,652
Cash and cash equivalents at end of period	$35,033	$20,572	$22,615
Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	245	159	175
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	44	64	16

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Background
Vocera Communications, Inc. and its subsidiaries (the "Company”) is a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the U.S. and internationally. The significant majority of the Company's business is generated from sales of its solutions in the healthcare market to help its customers improve quality of care, patient and staff experience, and increase operational efficiency.
The Vocera Communication System, which includes an intelligent enterprise software platform, a lightweight, wearable, voice-controlled communication badge, and smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. Other software applications help improve care coordination, patient safety and patient satisfaction.
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd and Vocera Communications Australia Pty Ltd. in 2005, Vocera Canada, Ltd. in 2010, Vocera Communications India Private Ltd. in 2013, Vocera Communications Middle East FZ LLC in 2014 and acquired Extension, LLC in 2016.
Since its inception, the Company has incurred significant losses and, as of December 31, 2016, had an accumulated deficit of $127.1 million. The Company has funded its operations primarily with customer payments for its products and services, proceeds from the issuance of common stock in connection with its initial public offering ("IPO") and follow-on offering. As of December 31, 2016, the Company had cash, cash equivalents and short-term investments of $74.1 million.
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
Use of estimates and reclassifications
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, warranty reserves, inventory reserves, goodwill and intangible assets, stock-based compensation expense, provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, including reclassification of restructuring charges for the year ended December 31, 2014. Previously, such restructuring charges were classified as an individual component within operating expenses.
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
The following table presents the changes in the allowance for doubtful accounts:

	Years ended December 31,
(in thousands)	2016	2015	2014
Allowance—beginning of period	$(451)	$(53)	$(6)
Provisions for bad debts	—	(479)	(53)
Recoveries from bad debts	—	60	4
Write-offs and other	451	21	2
Allowance—end of period	$—	$(451)	$(53)
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. At December 31, 2016 and 2015, no customer accounted for 10% or more of accounts receivable. For the years ended December 31, 2016, 2015 and 2014, no customer represented 10% or more of revenue.
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
Software development costs
For internal-use software, the Company capitalizes certain internal and external costs incurred in its acquisition and creation. Capitalized internal-use software is included in property and equipment when development is complete and is amortized on a straight-line basis over the estimated useful life of the related asset, generally three years, except that five years is assumed for major ERP implementations. Based on the authoritative guidance, costs incurred either before or after the period satisfying the capitalization criteria, together with costs incurred for training and maintenance, are expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, the Company capitalized costs of zero, zero and $0.2 million, respectively.
Goodwill and intangible assets
The Company allocates the purchase price of any acquisitions to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill.
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has identified two operating segments (Product and Service) which management also considers to be reporting units. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If such qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a two-step impairment test. The Company performed its goodwill impairment assessment on October 1, 2016 using a qualitative assessment and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value. As of December 31, 2016, no changes in circumstances indicate that goodwill carrying values may not be recoverable.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. The Company evaluates intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in the years ended December 31, 2016, 2015 or 2014.
Revenue recognition
The Company derives revenue from the sales of communication badges, smartphones, perpetual software licenses for software that is essential to the functionality of the communication badges, software maintenance, extended product warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the communication badges, which may include Clinical Integration and Vocera smartphone applications as well as certain subscription-based revenues including Vocera Care Experience. Sales tax is excluded from reported total revenue.
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
In arrangements with multiple deliverables, assuming all other revenue criteria are met, the Company recognizes revenue for individual delivered items if they have value to the customer on a standalone basis. The Company allocates arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, the Company uses vendor-specific objective evidence ("VSOE") of the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. The Company has established VSOE of the selling price for software maintenance. When VSOE of selling price is not available, third-party evidence ("TPE") of selling price for similar products and services is acceptable; however, the Company's offerings and market strategy differ from those of our competitors, such that the Company cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, the Company uses its best estimates of selling prices ("BESP"). The Company determines BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. The Company regularly reviews and update our VSOE and BESP information.
The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price. In addition, the amount recognized for any delivered items cannot exceed that which is contingent upon delivery of any remaining items in the arrangement.

A typical sales arrangement involves multiple elements, such as sales of communication badges, perpetual software licenses, professional services and maintenance services which entitle customers to unspecified upgrades, bug fixes, patch releases and telephone support. Revenue from the sale of communication badges and perpetual software licenses is recognized upon shipment or delivery at the customers’ premises as the contractual provisions governing sales of these products do not include any provisions regarding acceptance, performance or general right of return or cancellation or termination provisions adversely affecting revenue recognition. Revenue from the sale of maintenance services on software licenses is recognized over the period during which the services are provided, which is generally one year. Revenue from professional services is recognized either on a fixed fee basis based on milestones or on a time and materials basis as the services are provided, both of which generally take place over a period of two to twelve weeks, but may take longer depending on the complexity of the work involved.
For non-essential software arrangements with multiple-deliverables, including license, professional services and maintenance, the Company recognizes license revenue using the residual method of accounting pursuant to relevant software revenue recognition guidance. Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. The Company has established VSOE for software maintenance. The Company's revenue arrangements do not include a general right of return relative to the delivered products. The Company applies the combined services approach for arrangements in which the Company has VSOE for software maintenance but not for professional services. Under this approach, the Company ratably recognizes revenue over the longer of the period over which professional services is expected to be delivered or the contractual software maintenance period.
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

For the year ended December 31, 2016, the Company transferred $3.6 million of lease receivables, recording an immaterial net loss and $1.6 million of new financing liabilities for future performance of executory service obligations. For the year ended December 31, 2015, the Company transferred $1.5 million of lease receivables, recording an immaterial net loss and $0.9 million of new financing liabilities for future performance of executory service obligations.

For lease receivables retained as of December 31, 2016 and 2015, the Company recorded $1.9 million and $1.5 million, respectively, of net investment in sales-type leases, equivalent to the minimum lease payments for the delivered product.
Commissions expense
Sales commissions are recorded as sales and marketing expense and accrued as a current liability as orders are recorded; thus no contract acquisition costs are capitalized.
Shipping and handling costs
Shipping and handling costs charged to customers are included in revenue and the associated expense is recorded in cost of revenue in the consolidated statements of operations for all periods presented.
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

Advertising costs
Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising costs for the years ended December 31, 2016, 2015 and 2014 were immaterial.
Product warranties
The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. The Company provides for the estimated costs of hardware warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty includes parts and labor over a period generally ranging from one to three years. The Company provides no warranty for software. The Company regularly re-evaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Warranty costs are reflected in the consolidated statement of operations as cost of revenue.
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
For stock options issued to employees with specific performance criteria, the Company makes a determination at each balance sheet date whether the performance criteria are probable of being achieved. Compensation expense is recognized until such time as the performance criteria are met or when it is probable that the criteria will not be met.
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
The Company has deferred tax assets, resulting from net operating losses, research and development credits and temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2016 and 2015, respectively. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets for these years.
At December 31, 2016, the Company had a valuation allowance against net deferred tax assets of $42.3 million.
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
The Company includes interest and penalties with income taxes in the accompanying statement of operations. All of the Company’s net operating losses and research credit carryforwards prior to 2016 are subject to adjustment by tax authorities and all years after

2012 are still subject to tax authority examinations. The Company is currently not subject to any income tax audit examinations by tax authorities in any jurisdictions including U.S. federal, state and local or foreign countries.
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
Comprehensive loss
For the years ended December 31, 2016, 2015 and 2014, the only component of other comprehensive loss was unrealized (losses) / gains on available-for-sale securities.
Related party transactions

During the years ended December 31, 2016, 2015 and 2014, the Company had revenue transactions with a related party, the University of Chicago Medical Center (UCMC), for $0.4 million, $0.4 million and $0.3 million, respectively, relating to consulting services and technology solutions. One of the Company's board members is the President of UCMC.
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
The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  The Company currently plans to adopt using the full retrospective method, however, such determination could change depending on a number of factors including system readiness, the magnitude of the potential impact on the financial results, and its ability to gather sufficient data to assess the impact on prior period financial statements timely.
Public entities are required to adopt the new guidance for annual reporting periods beginning December 15, 2017, including interim periods.  The Company will adopt the new guidance on January 1, 2018.
The Company anticipates the new guidance to have a material impact on its consolidated financial statements. While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to the timing of revenue recognition for software licenses sold with professional services as it did not have VSOE for professional services under current guidance.   Under the new standard, the requirement to have VSOE for undelivered elements is eliminated and the Company will recognize revenue for software licenses upon transfer of control to its customers. Additionally, the new standard requires the capitalization and amortization of costs related to obtaining a contract which are currently expensed at the time of sale.   The Company is continuing to assess the impact of this guidance on the consolidated financial statements, as well as the determination of the method of adoption.
In February 2016, the FASB amended lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective beginning on January 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company has not yet determined the future effect of the standard on its financial position or results of operations.
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
In June 2016, the FASB issued new guidance related to the accounting for credit losses on instruments for both financial services and non-financial services entities. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance will be effective beginning January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.
In October 2016, the FASB issued amended guidance on the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs.  The guidance will be effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements, but does not expect that it will have a material impact on our consolidated financial statements.
In January 2017, the FASB issued new guidance which clarifies the definition of a business to assist companies with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The new guidance requires a company to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the guidance for revenue from contracts with customers. The new guidance will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The guidance should be applied prospectively to any transactions occurring within the period of adoption. The adoption of this guidance is not expected to have a material impact on our financial statements.
In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment. The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit.  The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.  The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is evaluating the impact of this new accounting guidance on its consolidated financial statements.

2.	Fair value of financial instruments
The carrying values of the Company’s cash and cash equivalents and short-term investments approximate their fair value due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the years ended December 31, 2016, 2015 and 2014 there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
The table below summarizes the Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2016 and 2015, respectively. There were no liabilities measured at fair value on a recurring basis for these dates.

	December 31, 2016			December 31, 2015
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$4,996	$—	$4,996	$7,532	$—	$7,532
Commercial paper	—	1,322	1,322	—	—	—
U.S. government agency securities	—	4,177	4,177	—	13,009	13,009
U.S. Treasury securities	—	2,045	2,045	—	5,843	5,843
Corporate debt securities	—	33,166	33,166	1,152	77,350	78,502
Total assets measured at fair value	$4,996	$40,710	$45,706	$8,684	$96,202	$104,886
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

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables display gross unrealized gains and gross unrealized losses for cash, cash equivalents and available-for-sale investments for the periods presented:

	December 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,360	$—	$—	$28,360
Money market funds	4,996	—	—	4,996
Commercial paper	549	—	—	549
Corporate debt securities	1,128	—	—	1,128
Total cash and cash equivalents	35,033	—	—	35,033
Short-Term Investments:
Commercial paper	773	—	—	773
U.S. government agency securities	4,176	1	—	4,177
U.S. Treasury securities	2,045	—	—	2,045
Corporate debt securities	32,052	1	(15)	32,038
Total short-term investments	39,046	2	(15)	39,033
Total cash, cash equivalents and short-term investments	$74,079	$2	$(15)	$74,066

	December 31, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$11,888	$—	$—	$11,888
Money market funds	7,532	—	—	7,532
Corporate debt securities	1,152	—	—	1,152
Total cash and cash equivalents	20,572	—	—	20,572
Short-Term Investments:
U.S. government agency securities	13,038	—	(29)	13,009
U.S. Treasury securities	5,855	—	(12)	5,843
Corporate debt securities	77,471	4	(125)	77,350
Total short-term investments	96,364	4	(166)	96,202
Total cash, cash equivalents and short-term investments	$116,936	$4	$(166)	$116,774
The Company has determined that the unrealized losses on its short-term investments as of December 31, 2016 and 2015 do not constitute an "other than temporary impairment". The unrealized losses for the short-term investments as of December 31, 2016 and 2015 have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of December 31, 2016
Cash and cash equivalents (1)	$35,033	$—	$35,033
Short-term investments	39,033	—	39,033
Cash, cash equivalents and short-term investments	74,066	—	74,066

Balances as of December 31, 2015
Cash and cash equivalents (1)	$20,572	$—	$20,572
Short-term investments	75,725	20,477	96,202
Cash, cash equivalents and short-term investments	$96,297	$20,477	$116,774

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

4.	Net loss per share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Years ended December 31,
(in thousands, except for share and per share amounts)	2016	2015	2014
Numerator:
Net loss	$(17,267)	$(17,106)	$(28,297)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	26,859	25,971	25,329
Net loss per share
Basic and diluted	$(0.64)	$(0.66)	$(1.12)
For the years ended December 31, 2016, 2015 and 2014, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	December 31,
(in thousands)	2016	2015	2014
Options to purchase common stock	2,454	3,355	3,573
Common stock subject to repurchase	—	—	5
Warrants to purchase common stock	—	29	44
Restricted stock units	2,129	1,322	981

5.	Goodwill and intangible assets
Goodwill
The Company had $49.2 million and $10.0 million of goodwill as of December 31, 2016 and 2015, respectively. The addition to goodwill during the year ended December 31, 2016 of $39.2 million was based on the purchase price allocations of the acquisition completed during 2016 (See Note 11). Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has two reporting units: Product and Service; as of December 31, 2016 $41.2 million of the Company's goodwill resides in the Product reporting unit and $8.0 million resides in the Service reporting unit. The Company performed an impairment assessment in 2016 which determined that no impairment existed. For 2016 and 2015, the Company used the qualitative assessment permitted under authoritative accounting guidance. Among the qualitative factors considered were changes since the prior impairment in the following: industry and competitive environment, business strategy, product mix, buyer and supplier bargaining power, potential market size, consistency in operating margins and cash flows, change in reporting unit or product life cycle stage and earnings quality and sustainability. No impairment was recorded in the years ended December 31, 2016, 2015 or 2014.
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

		December 31, 2016			December 31, 2015
(in thousands)	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Customer relationships	7 to 9	$10,920	$2,280	$8,640	$2,520	$1,934	$586
Developed technology	3 to 7	10,050	2,845	7,205	3,650	2,094	1,556
Trademarks	3 to 7	1,110	148	962	110	79	31
Backlog	3	1,400	78	1,322	—	—	—
Non-compete Agreements	2 to 4	460	389	71	460	258	202
Intangible assets, net book value		$23,940	$5,740	$18,200	$6,740	$4,365	$2,375
Amortization of intangible assets was $1.4 million, $0.8 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenues for developed technology and backlog and in operating expenses for the other intangibles. The estimated future amortization of acquired intangible assets as of December 31, 2016 was as follows:

(in thousands)	Future amortization
2017	$4,543
2018	4,424
2019	3,880
2020	1,251
2021	1,127
Thereafter	2,975
Future amortization expense	$18,200

6.	Consolidated balance sheet components
Inventories

	December 31,
(in thousands)	2016	2015
Raw materials	$103	$36
Finished goods	4,453	2,677
Total inventories	$4,556	$2,713
Property and equipment, net

	December 31,
(in thousands)	2016	2015
Computer equipment and software	$8,971	$9,446
Furniture, fixtures and equipment	1,726	1,004
Leasehold improvements	4,144	2,435
Manufacturing tools and equipment	3,019	3,134
Construction in process	74	229
Property and equipment, at cost	17,934	16,248
Less: Accumulated depreciation	(12,040)	(12,628)
Property and equipment, net	$5,894	$3,620

Depreciation and amortization expense for property and equipment for the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $2.5 million and $2.2 million, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 0.75 to 4.25 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows:

	December 31,
(in thousands)	2016	2015
Net minimum lease payments to be received	$3,566	$2,772
Less: Unearned interest income and executory revenue portion	(1,704)	(1,292)
Net investment in sales-type leases	1,862	1,480
Less: Current portion	(1,066)	(832)
Non-current net investment in sales-type leases	$796	$648
There were no allowances for doubtful accounts on these leases as of December 31, 2016 and 2015. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets", respectively.
The minimum lease payments expected for future years under sales-type leases as of December 31, 2016 were as follows:

(in thousands)	Future lease payments
2017	$1,576
2018	1,236
2019	550
2020	204
Total	$3,566
Accrued payroll, restructuring and other current liabilities

	December 31,
(in thousands)	2016	2015
Payroll and related expenses	$10,385	$8,162
Accrued payables	2,334	1,835
Deferred rent, current portion	229	326
Lease financing, current portion	801	706
Product warranty	596	701
Customer prepayments	769	941
Sales and use tax payable	451	285
Other	331	383
Total accrued payroll and other current liabilities	$15,896	$13,339
During the fourth quarter of 2014, the Company initiated a restructuring plan which resulted in $0.7 million of severance charges, of which $0.1 million was recorded to cost of revenue and $0.6 million was recorded to operating expenses. All amounts have been paid as of December 31, 2015.

A reconciliation of the changes in the Company’s warranty reserve for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years ended December 31,
(in thousands)	2016	2015	2014
Warranty balance at the beginning of the period	$806	$497	$840
Warranty expense accrued for shipments during the period	757	539	723
Changes in estimate related to pre-existing warranties	(537)	321	(68)
Warranty settlements made	(430)	(551)	(998)
Total product warranty	$596	$806	$497
Less: Long-term portion	$—	$(105)	$—
Current portion of warranty balance at the end of the period	$596	$701	$497

7.	Commitments and contingencies
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third-party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2016 and 2015, approximately $5.4 million and $7.8 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between April 2016 and March 2022. In April 2015, the Company extended the lease on the San Jose, California headquarters through March 2022. Total rent expense for the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $2.3 million and $2.0 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
Future minimum lease payments at December 31, 2016 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2017	$2,068
2018	1,940
2019	1,752
2020	1,569
2021	1,595
Thereafter	402
Total minimum lease payments	$9,326
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
At December 31, 2016, the Company has 1,855,357 shares of common stock reserved for issuance under stock option plans.
Incentive stock option plans
The Company has four equity incentive plans: the 2000 Stock Option Plan (the “2000 Plan”), the 2006 Stock Option Plan (the “2006 Plan”), the 2012 Stock Option Plan (the “2012 Plan”) and the 2016 Equity Inducement Plan (the "2016 Plan"). On March 26, 2012, all shares that were reserved under the 2006 Plan but not subject to outstanding awards became available for grant under the 2012 Plan. No additional shares will be issued under the 2006 Plan. The 2000 Plan terminated in March 2010 and no additional shares will be issued under this plan. All options currently outstanding under the 2000 Plan and the 2006 Plan continue to be governed by the terms and conditions of those plans. The 2016 Plan was adopted by the Company's Board of Directors without shareholder approval pursuant to the inducement exemption provided under the NYSE listing rules for the issuance of restricted stock units ("RSUs") to employee's who joined the Company after the acquisition of Extension Healthcare. No additional shares will be issued under the 2016 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), stock appreciation rights, restricted stock, RSUs, performance awards and stock bonuses. The ISOs will be granted at a price per share not less than the fair value at date of grant. Options granted to new hires generally vest over a 4-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter, options granted as merit awards generally vest monthly over a four-year period. Options granted generally are exercisable up to 10 years.

Stock Option Activity
The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan and the 2012 Plan and non-plan stock option agreements:

	Options outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2015	3,151,680	$9.47	5.50	$14,587
Options granted	—
Options exercised	(643,005)	3.89
Options canceled	(71,830)	17.05
Outstanding at December 31, 2016	2,436,845	$10.71	5.09	$20,643
Options vested and expected to vest as of December 31, 2016	2,415,455	$10.71	5.06	$20,486
Options vested and exercisable as of December 31, 2016	2,017,454	$10.49	4.58	$17,824
At December 31, 2016, there was $1.9 million of unrecognized net compensation cost related to options which is expected to be recognized over a weighted-average period of 1.44 years.
Using the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted to employees during the years ended December 31, 2015 and 2014 was $3.92 per share and $4.77 per share, respectively. No options were granted during the year ended December 31, 2016. Further information regarding the value of employee options vested and exercised during the years ended December 31, 2016, 2015 and 2014 is set forth below.

	Years ended December 31,
(in thousands)	2016	2015	2014
Intrinsic value of options exercised during period	$7,816	$1,051	$2,997
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

	Years ended December 31,
	2015	2014
Expected term (in years)	5.39	5.41 - 5.45
Volatility	41.3% - 41.8%	41.4% - 48.2%
Risk-free interest rate	1.62% - 1.63%	1.59% - 1.78%
Dividend yield	0.0%	0.0%
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
Employee Stock Purchase Plan
The Company's 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods.

At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. During the year ended December 31, 2016 and 2015, employees purchased 188,372 and 145,487 shares, respectively, of common stock at an average purchase price of $8.97 and $8.94, respectively. As of December 31, 2016, 468,459 shares remained available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Years ended December 31,
	2016	2015	2014
Expected Term (in years)	0.5	0.5	0.5
Volatility	32.0% - 41.5%	33.6% - 57.8%	35.9% - 57.7%
Risk-free interest rate	0.33% - 0.61%	0.07% - 0.33%	0.05% - 0.10%
Dividend yield	0.0%	0.0%	0.0%
Restricted Stock Awards and Restricted Stock Units
The Company issues restricted stock awards and RSUs as an element of its compensation plans.
A summary of the restricted stock activity for the year ended December 31, 2016 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	1,351,728	$11.54
Granted	1,544,627	14.07
Vested	(619,054)	12.07
Forfeited	(148,566)	12.32
Outstanding at December 31, 2016	2,128,735	$13.17
At December 31, 2016, there was $19.7 million of unrecognized net compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.02 years.
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
The following table presents the allocation of stock-based compensation expense:

	Years ended December 31,
(in thousands)	2016	2015	2014
Cost of revenue	$1,388	$1,268	$1,178
Research and development	1,158	1,072	1,056
Sales and marketing	4,625	4,486	4,111
General and administrative	4,864	4,179	4,739
Total stock-based compensation	$12,035	$11,005	$11,084

9.	Segments
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
The following table presents a summary of the operating segments:

	Years ended December 31,
(in thousands)	2016	2015	2014
Revenue
Product	$70,667	$55,716	$51,095
Service	57,029	48,370	44,326
Total revenue	127,696	104,086	95,421

Cost of revenue
Product	22,788	19,666	18,766
Service	26,287	19,844	18,470
Total cost of revenue	49,075	39,510	37,236

Gross profit
Product	47,879	36,050	32,329
Service	30,742	28,526	25,856
Total gross profit	78,621	64,576	58,185

Operating expenses	95,576	81,371	86,264
Interest income (expense), net and other	217	162	106
(Loss) income before income taxes	$(16,738)	$(16,633)	$(27,973)
The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region.

	Years ended December 31,
(in thousands)	2016	2015	2014
Revenue
Product
Device	$50,061	$40,548	$37,455
Software	20,606	15,168	13,640
Total product	70,667	55,716	51,095
Service
Maintenance and support	43,438	38,443	35,353
Professional services and training	13,591	9,927	8,973
Total service	57,029	48,370	44,326
Total revenue	$127,696	$104,086	$95,421

The Company’s revenue by geographic region, based on customer location, is summarized as follows:

	Years ended December 31,
(in thousands)	2016	2015	2014
Revenue
United States	$114,160	$94,924	$86,007
International	13,536	9,162	9,414
Total revenue	$127,696	$104,086	$95,421
The Company’s tangible long-lived assets by geographic region, consisting of net property and equipment, are summarized as follows:

	December 31,
(in thousands)	2016	2015	2014
Property and equipment, net
United States	$5,448	$3,335	$4,852
International	446	285	270
Total property and equipment, net	$5,894	$3,620	$5,122

10.	Income taxes
The components of loss before income taxes are as follows:

	Years ended December 31,
(in thousands)	2016	2015	2014
United States	$(17,365)	$(17,041)	$(28,442)
International	627	408	469
Total loss before income taxes	$(16,738)	$(16,633)	$(27,973)
The components of the provision for income taxes are as follows:

	Years ended December 31,
(in thousands)	2016	2015	2014
Current
Federal	$—	$—	$—
State	36	36	14
Foreign	194	275	204
	230	311	218
Deferred
Federal	334	162	134
State	26	13	(4)
Foreign	(61)	(13)	(24)
	299	162	106
Total income tax provision	$529	$473	$324
The Company had an effective tax rate of (3.2)%, (2.8)% and (1.2)% for the years ended December 31, 2016, 2015 and 2014, respectively.

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows:

	Years ended December 31,
(in thousands)	2016	2015	2014
U.S. federal (tax benefit) provision at statutory rate	$(5,691)	$(5,654)	$(9,511)
State (tax benefit) income taxes, net of federal benefit	(574)	(548)	(895)
Foreign income taxes at rates other than the US rate	(94)	119	43
Stock-based compensation	581	187	763
Change in valuation allowance	6,657	6,764	10,203
Research and development credits	(449)	(537)	(466)
Other	99	142	187
Total	$529	$473	$324
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
(in thousands)	2016	2015
Deferred tax assets
Net operating loss carryforward	$24,239	$21,453
Research and development credits	4,705	4,428
Depreciation and amortization	1,845	907
Reserves and accruals	11,721	9,227
Total deferred tax assets	42,510	36,015
Valuation allowance	(42,339)	(35,964)
Net deferred tax assets	171	51
Deferred tax liabilities	(1,026)	(543)
Net deferred tax liabilities	$(855)	$(492)
The Company's deferred tax liabilities are primarily related to tax deductible goodwill. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2016; accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The Company’s valuation allowance increased by $6.4 million and $5.9 million for the years ended December 31, 2016 and 2015, respectively. The change in the 2016 and 2015 valuation allowance was primarily due to the addition of current year loss carryforwards.
At December 31, 2016, the Company had $94.6 million and $47.2 million, respectively, of federal and state net operating loss carryforwards. Included in the gross amount, approximately $45.7 million of net operating loss is created by excess stock option deduction. An increase to additional paid-in capital within stockholders' equity will be recorded when the excess stock option deduction reduces the income tax payable.
The federal net operating loss carryforward begins expiring in 2022, and the state net operating loss carryforward begins expiring in 2017, if not utilized.
In addition, the Company has federal research and development tax credits carryforwards of approximately $2.6 million and state research and development tax credit carryforwards of approximately $4.3 million. The federal credit carryforwards begin expiring 2026 and the state credits carry forward indefinitely. The Internal Revenue Code (IRC) contains provisions which limit the amount of net operating loss (NOL) and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred. As of December 31, 2016, $11.5 million of the Company's NOL carryovers and $0.5 million of credit carryovers are subject to an annual $0.6 million limitation, of which $5.3 million NOLs would be available to offset future taxable income in the twenty-year carryforward period.

The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets since January 1, 2014:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Balance at the beginning of the period	$35,964	$30,072	$21,030
Net operating loss carryforwards generated (utilization)	2,786	2,263	7,317
R&D tax credit increase	277	1,068	551
Depreciation and amortization increase	938	257	362
Reserves and accruals increase	2,494	2,327	840
Deferred tax assets decrease (increase)	(120)	(23)	(28)
Balance at the end of the period	$42,339	$35,964	$30,072
The following table reflects changes in the unrecognized tax benefits since January 1, 2015:

	Years ended December 31,
(in thousands)	2016	2015
Gross amount of unrecognized tax benefits as of the beginning of the period	$1,339	$1,265
Increases related to prior year tax provisions	—	100
Decreases related to prior year tax provisions	(30)	(156)
Increases related to current year tax provisions	149	130
Gross amount of unrecognized tax benefits as of the end of the period	$1,458	$1,339
As a result of the Company’s historical losses and related valuation allowances, the Company has recorded substantially all of the uncertain tax amounts above as reductions to deferred tax assets which are subject to a full valuation allowance in its consolidated balance sheet with an insignificant portion recorded in other long-term liabilities. The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. For the years ended December 31, 2016 and 2015, penalties and interest were $20,000 and $29,000, respectively. As the Company is not currently under examination, it is reasonable to assume that the balance of gross unrecognized tax benefits will likely not change in the next twelve months.
The Company files income tax returns in the United States on a federal basis and in various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses and research credit carryforwards prior to 2016 are subject to tax authority adjustment and all years after 2009 are still subject to the tax authority examinations.
The Company has not provided for U.S. federal and foreign withholding taxes on $1.9 million of the Company’s non-U.S. subsidiaries’ undistributed earnings as of December 31, 2016, since the Company intends to reinvest this amount outside the U.S. indefinitely.

11.	Business acquisitions

Acquisition of Extension Healthcare
On October 27, 2016, the Company acquired all of the outstanding equity interest of Extension Healthcare for $52.5 million in cash. The Company incurred $5.8 million in merger and integration costs for the year ended December 31, 2016, which were recorded in cost of revenue and operating expenses in the consolidated statements of operations.
Based in Fort Wayne, Ind., Extension Healthcare is a provider of clinical, event-driven communication and workflow collaboration software for the hospital environment. Extension Healthcare is known in the market for its clinical integration software solution Engage, which features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices. The Engage platform allows clinicians to be away from the bedside while staying informed about their patients.

The following table presents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Fair value of net assets acquired
Accounts receivable, net of allowance	$1,569
Prepaid expenses and other current assets	774
Property and equipment, net	48
Intangibles assets, net	17,200
Goodwill	39,258
Total assets	58,849
Accounts payable	(149)
Accrued payroll and other current liabilities	(1,984)
Deferred revenue, current	(2,992)
Deferred revenue, long-term	(1,224)
Total liabilities assumed	(6,349)
Net assets acquired	52,500

The estimated fair values of identifiable intangible assets were primarily determined using discounted cash flow models.
The table below shows the valuation of the intangible assets acquired from Extension Healthcare along with their estimated useful lives:

(in thousands, except for useful lives)	Fair value acquired	Useful life (years)
Customer relationships	8,400	8
Developed technology	6,400	3
Trademarks	1,000	3
Backlog	1,400	3
Total intangible assets	17,200
The amortization of developed technology and backlog is recorded in "cost of revenues" for product and the amortization for the remaining intangibles is recorded in "sales and marketing" expenses on the consolidated statement of operations.
The excess of the acquisition consideration over the fair values of the underlying net assets acquired was recorded as goodwill. Goodwill is largely attributable to the synergy of Extension Healthcare’s proprietary solutions with the Company’s existing customer base, dedicated sales force and cross selling opportunities with the Company’s other solutions. Goodwill is not amortized but instead is tested for impairment at least annually or more frequently if indicators of impairment are present. For federal income tax purposes, the entire purchase consideration, including goodwill, is capitalizable and deductible over fifteen years. The goodwill recorded from the acquisition of Extension Healthcare was allocated with $31.2 million attributable to the Product reporting unit and $8.0 million attributable to the Service reporting unit.
In connection with the acquisition the Company recorded a charge of $2.6 million related to the planned redistribution of proceeds by the selling shareholders to employees of Extension Healthcare who will be retained by the Company post-acquisition. ("Employee Payments"). These payments are not dependent on continued employment with the Company and will be reduced by any escrow claims made by the Company prior to redistribution. Under GAAP, including guidance promulgated by the U.S. Securities and Exchange Commission, actions of economic interest holders in a company may be imputed to the company itself. The selling shareholders of Extension Healthcare meet the criteria of economic interest holders of the Company due to their ability to earn additional consideration in connection with the close of escrow. As such, the redistribution of this portion of the purchase price to the acquired employees who did not have a right to such payments based on their existing interest in Extension Healthcare at the time of acquisition are deemed to represent payments for services that benefit the Company and must therefore be recorded as non-cash compensation expense incurred by the Company and a capital contribution received from the selling shareholders. In substance, the Employee Payments are a second and separate transaction from the acquisition of Extension Healthcare, which is recorded as a separate non-cash accounting entry.
Additionally, in connection with the acquisition the Company established a retention bonus plan for Extension Healthcare with potential additional compensation over a two-year period of approximately $2.6 million, based on continued employment. Such amounts are not considered part of the purchase consideration and are being recorded as compensation expense as earned. During the year ended December 31, 2016, $0.5 million of this retention bonus was paid and $0.7 million was recorded as compensation expense.
Immediately subsequent to the acquisition the Company initiated a restructuring plan which resulted in $0.5 million of severance charges of which $0.1 million was recorded to cost of revenue and $0.4 million was recorded to operating expenses. Substantially all of the amounts have been paid as of December 31, 2016.
The results of operations of Extension Healthcare are included in Vocera's consolidated results of operations beginning in the fourth quarter of fiscal 2016. For the fiscal year ended December 31, 2016, immaterial revenue and operating loss of approximately $7.1 million attributable to Extension Healthcare were included in the consolidated results of operations.
The unaudited pro forma financial information for the year ended December 31, 2016 and 2015 are presented as if the acquisition had occurred on January 1, 2015. The historical financial information is adjusted in the unaudited pro forma financial information to give effect to pro forma events that are (1) directly attributable to the proposed acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined results.
The determination and preliminary allocation of the purchase consideration used in the unaudited pro forma financial information are based upon preliminary estimates, which are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuations of the net tangible and intangible assets acquired.
The unaudited pro forma financial information are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been consummated as of the dates indicated or that may be achieved in the future. The actual results reported by the combined company in periods following the acquisition may differ significantly from those reflected in this unaudited pro forma financial information for a number of reasons, including cost saving synergies from operating efficiencies and the effect of the incremental costs incurred to integrate the two companies.

	Year Ended	Year Ended
(in thousands)	December 31, 2016	December 31, 2015
Revenues	$134,330	$108,793
Net loss	$(31,787)	$(40,389)
Net loss per share attributable to Vocera
Basic and diluted	$(1.18)	$(1.56)

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
12. Quarterly results of operations (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2016. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

(In thousands, except per share data)	Quarter Ended
2016	March 31,	June 30,	September 30,	December 31,
Total revenue	$26,777	$31,152	$33,755	$36,012
Gross profit	$16,678	$19,074	$21,460	$21,409
Net loss	$(3,584)	$(2,706)	$(1,197)	$(9,780)
Net loss attributable to common stockholders	$(3,584)	$(2,706)	$(1,197)	$(9,780)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.10)	$(0.04)	$(0.36)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic and diluted	26,379	26,624	27,024	27,409

	Quarter Ended
2015	March 31,	June 30,	September 30,	December 31,
Total revenue	$23,818	$25,449	$26,454	$28,365
Gross profit	$14,535	$15,812	$16,238	$17,991
Net loss	$(4,487)	$(5,171)	$(4,464)	$(2,984)
Net loss attributable to common stockholders	$(4,487)	$(5,171)	$(4,464)	$(2,984)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.20)	$(0.17)	$(0.11)
Weighted average shares used to compute net loss per common share:
Basic and diluted	25,667	25,832	26,131	26,248

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of December 31, 2016, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016 based on these criteria. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders.
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

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit title	Form	File No.	Date	Number	Filed herewith

3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-183546	August 24, 2012	3.01

3.02	Restated Bylaws of Vocera Communications, Inc., as amended October 26, 2016.	8-K	001-35469	October 31, 2016	3.01

4.01	Amended and Restated Investor Rights Agreement, dated as of October 10, 2006, by and among the Registrant and certain investors of the Registrant.	S-1	333-175932	August 1, 2011	4.02

10.01	Forms of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-175932	August 1, 2011	10.01

10.02+	2006 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)	333-175932	February 24, 2012	10.03

10.03+	2012 Equity Incentive Plan and forms of equity award agreements.	S-1(A3)	333-175932	March 13, 2012	10.04

10.04+	2012 Employee Stock Purchase Plan.	S-1(A3)	333-175932	March 13, 2012	10.05

10.05+	Amendment to the 2012 Equity Incentive Plan	8-K	001-35469	October 31, 2016	10.01

10.06+	Form of Option Agreement dated July 31, 2007, by and between the Registrant and each of Brent Lang and Robert Zollars.	S-1	333-175932	August 1, 2011	10.06

10.07+	2010 Stock Option Agreement to purchase common stock, dated as of November 3, 2010, issued by the Registrant to DS Consulting Associates, LLC and 2011 Stock Option Agreement to purchase common stock, dated as of November 3, 2010 issued by the Registrant to DS Consulting Associates, LLC.	S-1	333-175932	August 1, 2011	10.07

10.08+	2016 Equity Inducement Plan.	10-Q	001-35469	November 7, 2016	10.02

10.09+	Form of Global Agreements under the 2016 Equity Inducement Plan.	10-Q	001-35469	November 7, 2016	10.04

10.10	Lease Agreement, dated as of September 26, 2007, by and between 525 Race Street, LLC and the Registrant, as amended on February 17, 2011.	S-1	333-175932	August 1, 2011	10.11

10.11†	Original Equipment Manufacturer Agreement, dated as of April 25, 2002, by and between Nuance Communications, Inc. and the Registrant, as amended through April 4, 2006.	S-1	333-175932	August 1, 2011	10.13

10.12†	Contract Manufacturing Agreement, dated as of June 7, 2010, by and between SMTC Corporation and the Registrant.	S-1	333-175932	August 1, 2011	10.14

10.13+	Form of Change of Control Severance Agreement by and between the Registrant and each of its executive officers.	S-1(A2)	333-175932	February 24, 2012	10.15

10.14+	Form of non-plan Restricted Stock Purchase Agreement for non-employee directors.	S-1(A2)	333-175932	February 24, 2012	10.17

10.15	Second Amendment to Lease, dated April 20, 2015, by and between the Registrant and 525 Race Street, LLC	10-Q	001-35469	August 6, 2015	10.01

10.17	Membership Interest Purchase Agreement, dated October 27, 2016 by and among the Registrant, each of the members of Extension, LLC and the Sellers Representative named therein.	10-Q	001-35469	November 7, 2016	10.01

21.01	List of subsidiaries.					X

23.01	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (included on signature page).					X

31.01*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan or arrangement.

†	Portions of have been granted confidential treatment by the SEC.

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

VOCERA COMMUNICATIONS, INC.

Date: March 15, 2017	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: March 15, 2017	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent D. Lang, Justin R. Spencer and Douglas A. Carlen, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent D. Lang
Brent D. Lang	Chief Executive Officer (Principal Executive Officer)	March 15, 2017

/s/ Justin R. Spencer
Justin R. Spencer	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2017

/s/ Michael Burkland
Michael Burkland	Director	March 15, 2017

/s/ John B. Grotting
John B. Grotting	Director	March 15, 2017

/s/ Jeffrey H. Hillebrand
Jeffrey H. Hillebrand	Director	March 15, 2017

/s/ Howard E. Janzen
Howard E. Janzen	Director	March 15, 2017

/s/ Alexa King
Alexa King	Director	March 15, 2017

/s/ John N. McMullen
John N. McMullen	Director	March 15, 2017

/s/ Sharon O'Keefe
Sharon O'Keefe	Director	March 15, 2017

/s/ Robert J. Zollars	Director	March 15, 2017
Robert J. Zollars