Form 10-Q
period 2017-03-31
VOCERA COMMUNICATIONS, INC.
filed 2017-05-05
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2017
Common Stock, $0.0003 par value per share	28,243,500

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$43,084	$35,033
Short-term investments	28,250	39,033
Accounts receivable, net of allowance	24,571	24,142
Other receivables	1,140	1,211
Inventories	3,744	4,556
Prepaid expenses and other current assets	3,777	3,364
Total current assets	104,566	107,339
Property and equipment, net	5,851	5,894
Intangible assets, net	17,068	18,200
Goodwill	49,246	49,246
Other long-term assets	1,516	1,394
Total assets	$178,247	$182,073
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,135	$3,231
Accrued payroll and other current liabilities	12,757	15,896
Deferred revenue, current	39,745	43,845
Total current liabilities	55,637	62,972
Deferred revenue, long-term	16,292	11,155
Other long-term liabilities	4,570	4,505
Total liabilities	76,499	78,632
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of March 31, 2017 and December 31, 2016; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 27,908,895 and 27,568,103 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	8	8
Additional paid-in capital	235,933	230,605
Accumulated other comprehensive loss	(72)	(69)
Accumulated deficit	(134,121)	(127,103)
Total stockholders’ equity	101,748	103,441
Total liabilities and stockholders’ equity	$178,247	$182,073
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2017	2016
Revenue
Product	$20,033	$13,802
Service	16,262	12,975
Total revenue	36,295	26,777
Cost of revenue
Product	6,409	4,449
Service	9,155	5,650
Total cost of revenue	15,564	10,099
Gross profit	20,731	16,678
Operating expenses
Research and development	6,929	3,972
Sales and marketing	14,581	12,026
General and administrative	5,695	4,336
Total operating expenses	27,205	20,334
Loss from operations	(6,474)	(3,656)
Interest income	105	178
Other income (expense), net	109	(14)
Loss before income taxes	(6,260)	(3,492)
Provision for income taxes	(380)	(92)
Net loss	$(6,640)	$(3,584)

Net loss per share
Basic and diluted	$(0.24)	$(0.14)
Weighted average shares used to compute net loss per share
Basic and diluted	27,751	26,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net loss	$(6,640)	$(3,584)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	(3)	172
Comprehensive loss	$(6,643)	$(3,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,640)	$(3,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,804	726
Inventory provision	51	3
Change in lease-related performance obligations	(169)	(194)
Stock-based compensation expense	3,583	2,546
Other	12	3
Changes in operating assets and liabilities:
Accounts receivable	(429)	8,172
Other receivables	72	(103)
Inventories	761	(903)
Prepaid expenses and other assets	(536)	(354)
Accounts payable	(138)	568
Accrued payroll and other liabilities	(2,908)	(2,565)
Deferred revenue	1,037	(752)
Net cash provided by (used in) operating activities	(3,500)	3,563
Cash flows from investing activities
Purchase of property and equipment	(600)	(733)
Purchase of short-term investments	(14,354)	(39,182)
Maturities of short-term investments	25,135	37,015
Sales of short-term investments	—	713
Net cash provided by (used in) investing activities	10,181	(2,187)
Cash flows from financing activities
Cash from lease-related performance obligations	—	387
Proceeds from exercise of stock options	1,912	406
Tax withholdings paid on behalf of employees for net share settlement	(542)	(341)
Net cash provided by financing activities	1,370	452
Net increase in cash and cash equivalents	8,051	1,828
Cash and cash equivalents at beginning of period	35,033	20,572
Cash and cash equivalents at end of period	$43,084	$22,400

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$86	$776
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Organization and Business
Vocera Communications, Inc. and its subsidiaries (the “Company” or “Vocera”) is a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, energy and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company’s business is generated from sales of its solutions in the healthcare market to help its customers improve quality of care, patient and staff experience and increase operational efficiency.
The Vocera Communication System, which includes an intelligent enterprise software platform, a lightweight, wearable, voice-controlled communication badge and smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. Our new Engage software is an event-driven, communication and workflow collaboration solution for the hospital environment. It features an advanced clinical rules engine and interoperates with data from multiple clinical systems. This enables the prioritization of notifications, including patient context, and sends messages to the right care team members on their mobile devices. Our software applications help improve care coordination, patient safety and patient satisfaction.
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or any other future year.
The accounting policies followed in the preparation of these financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, warranty reserves, inventory reserves, goodwill and intangible assets, stock-based compensation expense, provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.
Revenue Recognition
The Company derives revenue from the sales of communication badges, perpetual software licenses for software that is essential to the functionality of the communication badges, smartphones, software maintenance, extended product warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the communication badges, which may include Clinical Integration and Vocera smartphone applications as well as certain subscription-based revenues including Vocera Care Experience. The Company’s revenue recognition policy has not changed from that described in its Annual Report on Form 10-K for the year ended December 31, 2016.
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
For the three months ended March 31, 2017 and 2016, the Company transferred zero and $0.3 million, respectively, of lease receivables in non-recourse sales to third-party financial companies, with immaterial net losses. For the three months ended March 31, 2017 and 2016, the Company recorded zero and $0.4 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of March 31, 2017 and December 31, 2016, the Company recorded $1.6 million and $1.9 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
Recently Adopted Accounting Pronouncement
In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to accounting for stock-based payment award transactions. The guidance is designed to simplify several aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The guidance eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. However, as of January 1, 2017, the previously unrecognized excess tax benefits of $10.4 million had no impact on the Company’s accumulated deficit balance as the related U.S. deferred tax assets were fully offset by a valuation allowance. The guidance also requires excess tax benefits and deficiencies to be recognized prospectively in the provision for income taxes rather than additional paid-in capital. The Company therefore determined that adoption of the new guidance had no material impact on the condensed consolidated statement of operations and the condensed consolidated statement of cash flows. Further, the new guidance eliminates the requirement to estimate forfeitures and reduce stock compensation expense during the vesting period. Instead, companies can elect to account for actual forfeitures as they occur and record any previously unrecognized compensation expense for estimated forfeitures up to the period of adoption as a retrospective adjustment to beginning retained earnings. The Company has made the election to account for actual forfeitures as they occur starting in fiscal year 2017. During the three months ended March 31, 2017, the Company recorded a retrospective adjustment to accumulated deficit of $0.4 million
Recent Accounting Pronouncements
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
The Company anticipates the new guidance to have a material impact on its consolidated financial statements. While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to the timing of revenue recognition for software licenses sold with professional services as it did not have vendor specific objective evidence (“VSOE”) for professional services under current guidance.   Under the new standard, the requirement to have VSOE for undelivered elements is eliminated and the Company will recognize revenue for software licenses upon transfer of control to its customers. Additionally, the new standard requires the capitalization and amortization of costs related to obtaining a contract which are currently expensed at the time of sale.   The Company is continuing to assess the impact of this guidance on its consolidated financial statements, as well as the determination of the method of adoption.
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
In October 2016, the FASB issued amended guidance on the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs.  The guidance will be effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements, but does not expect that it will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued new guidance which clarifies the definition of a business to assist companies with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The new guidance requires a company to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the guidance for revenue from contracts with customers. The new guidance will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The guidance should be applied prospectively to any transactions occurring within the period of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the three months ended March 31, 2017, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value of the Company’s Level 2 fixed income securities are obtained from independent pricing services, which may use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or other inputs corroborated by observable market data. The Company does not have any financial instruments which are valued using Level 3 inputs.

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2017 and December 31, 2016, are summarized as follows (in thousands):

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$11,909	$—	$11,909	$4,996	$—	$4,996
Commercial paper	—	2,082	2,082	—	1,322	1,322
U.S. government agency securities	—	3,282	3,282	—	4,177	4,177
U.S. Treasury securities	—	1,300	1,300	—	2,045	2,045
Corporate debt securities	—	27,234	27,234	—	33,166	33,166
Total assets measured at fair value	$11,909	$33,898	$45,807	$4,996	$40,710	$45,706
The Company had no liabilities as of March 31, 2017 and December 31, 2016 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$25,527	$—	$—	$25,527
Money market funds	11,909	—	—	11,909
Commercial paper	600	—	—	600
U.S. government agency securities	400	—	—	400
Corporate debt securities	4,650	—	(2)	4,648
Total cash and cash equivalents	43,086	—	(2)	43,084

Short-Term Investments:
Commercial paper	1,482	—	—	1,482
U.S. government agency securities	2,883	—	(1)	2,882
U.S. Treasury securities	1,301	—	(1)	1,300
Corporate debt securities	22,598	2	(14)	22,586
Total short-term investments	28,264	2	(16)	28,250
Total cash, cash equivalents and short-term investments	$71,350	$2	$(18)	$71,334

	As of December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,360	$—	$—	$28,360
Money market funds	4,996	—	—	4,996
Commercial paper	549	—	—	549
Corporate debt securities	1,128	—	—	1,128
Total cash and cash equivalents	35,033	—	—	35,033
Short-Term Investments:
Commercial paper	773	—	—	773
U.S. government agency securities	4,176	1	—	4,177
U.S. Treasury securities	2,045	—	—	2,045
Corporate debt securities	32,052	1	(15)	32,038
Total short-term investments	39,046	2	(15)	39,033
Total cash, cash equivalents and short-term investments	$74,079	$2	$(15)	$74,066

The Company has determined that the unrealized losses on its short-term investments as of March 31, 2017 and December 31, 2016 do not constitute an “other than temporary impairment.” The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Total
Balances as of March 31, 2017
Cash and cash equivalents (1)	$43,084	$43,084
Short-term investments	28,250	28,250
Cash, cash equivalents and short-term investments	$71,334	$71,334

Balances as of December 31, 2016
Cash and cash equivalents (1)	$35,033	$35,033
Short-term investments	39,033	39,033
Cash, cash equivalents and short-term investments	$74,066	$74,066

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

4.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2017	2016
Numerator:
Net loss	$(6,640)	$(3,584)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	27,751	26,379

Net loss per share
Basic and diluted	$(0.24)	$(0.14)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2017	2016
Options to purchase common stock, including ESPP	2,193	3,125
Restricted stock units	2,147	1,371

5.	Goodwill and Intangible Assets
Goodwill
As of March 31, 2017 and December 31, 2016, the Company had $49.2 million and $49.2 million of goodwill, respectively, with $41.2 million and $8.0 million allocated to the Company’s Product and Services operating segments, respectively. As of March 31, 2017, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		March 31, 2017			December 31, 2016
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 7	$10,050	$3,459	$6,591	$10,050	$2,845	$7,205
Customer relationships	7 to 9	10,920	2,577	8,343	10,920	2,280	8,640
Backlog	3	1,400	194	1,206	1,400	78	1,322
Non-compete agreements	2 to 4	460	406	54	460	389	71
Trademarks	3 to 7	1,110	236	874	1,110	148	962
Intangible assets, net book value		$23,940	$6,872	$17,068	$23,940	$5,740	$18,200
Amortization expense was $1.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of March 31, 2017 was as follows:

(in thousands)	Future amortization
2017 (remaining nine months)	$3,411
2018	4,424
2019	3,880
2020	1,251
2021	1,127
2022	1,050
Thereafter	1,925
Future amortization expense	$17,068

6.	Balance Sheet Components
Inventories

(in thousands)	March 31, 2017	December 31, 2016
Raw materials	$84	$103
Finished goods	3,660	4,453
Total inventories	$3,744	$4,556
Property and equipment, net

(in thousands)	March 31, 2017	December 31, 2016
Computer equipment and software	$9,107	$8,971
Furniture, fixtures and equipment	1,797	1,726
Leasehold improvements	4,260	4,144
Manufacturing tools and equipment	3,070	3,019
Construction in process	12	74
Property and equipment, at cost	18,246	17,934
Less: Accumulated depreciation	(12,395)	(12,040)
Property and equipment, net	$5,851	$5,894
Depreciation and amortization expense was $0.7 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 0.75 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Minimum payments to be received on sales-type leases	$3,214	$3,566
Less: Unearned interest income and executory costs	(1,635)	(1,704)
Net investment in sales-type leases	1,579	1,862
Less: Current portion	(946)	(1,066)
Non-current net investment in sales-type leases	$633	$796
There were no allowances for doubtful accounts on these leases as of March 31, 2017 and December 31, 2016. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of March 31, 2017 were as follows:

(in thousands)	Future lease payments
2017 (remaining nine months)	$1,159
2018	1,257
2019	572
2020	226
2021	—
Total	$3,214
Accrued payroll and other current liabilities

(in thousands)	March 31, 2017	December 31, 2016
Payroll and related expenses	$8,275	$10,385
Accrued payables	1,530	2,334
Deferred rent, current portion	237	229
Lease financing, current portion	799	801
Product warranty	499	596
Customer prepayments	683	769
Sales and use tax payable	335	451
Other	399	331
Total accrued payroll and other current liabilities	$12,757	$15,896

The changes in the Company’s product warranty reserve are as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Warranty balance at the beginning of the period	$596	$806
Warranty expense accrued for shipments during the period	138	172
Changes in estimate related to pre-existing warranties	(152)	(201)
Warranty settlements made	(83)	(157)
Total product warranty	499	620
Less: Long-term portion	—	(36)
Current portion of warranty balance at the end of the period	$499	$584

7.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of March 31, 2017 and December 31, 2016, approximately $5.7 million and $5.4 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2017 and March 2022. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.6 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.
Future minimum lease payments at March 31, 2017 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2017 (remaining nine months)	$1,704
2018	2,205
2019	2,030
2020	1,687
2021	1,595
2022	402
Total minimum lease payments	$9,623

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

Litigation
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

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the three months ended March 31, 2017 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2016	2,436,845	$10.71	5.09	$20,643
Options granted	—
Options exercised	(292,468)	6.54
Options canceled	(3,447)	9.15
Outstanding at March 31, 2017	2,140,930	$11.29	5.00	$29,098
At March 31, 2017, there was $1.5 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 1.26 years. As of March 31, 2017, there were 1,771,674 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. No shares of common stock were purchased during the three months ended March 31, 2017 and 2016. As of March 31, 2017, there were 744,140 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended March 31,
	2017	2016
Expected term (in years)	0.50	0.50
Volatility	32.0%	41.5%
Risk-free interest rate	0.61%	0.33%
Dividend yield	0%	0%
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2017 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	2,128,735	$13.17
Granted	111,850	20.41
Vested	(75,373)	13.71
Forfeited	(18,412)	15.60
Outstanding at March 31, 2017	2,146,800	$13.50
At March 31, 2017, there was $20.6 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.86 years.
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2017	2016
Cost of revenue	$520	$269
Research and development	412	226
Sales and marketing	1,265	1,010
General and administrative	1,386	1,041
Total stock-based compensation	$3,583	$2,546

9. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended March 31,
(in thousands)	2017	2016
Revenue
Product	$20,033	$13,802
Service	16,262	12,975
Total revenue	36,295	26,777

Cost of Revenue
Product	6,409	4,449
Service	9,155	5,650
Total cost of revenue	15,564	10,099

Gross profit
Product	13,624	9,353
Service	7,107	7,325
Total gross profit	20,731	16,678

Operating expenses	27,205	20,334
Interest income, net and other	214	164
Loss before income taxes	$(6,260)	$(3,492)

10.	Income Taxes
The Company recorded a $0.4 million and $0.1 million provision for income taxes for the three months ended March 31, 2017 and 2016, respectively. The provision for the three months ended March 31, 2017 was primarily due to the accretion of deferred tax liability associated with the Extension Healthcare goodwill, taxes on international operations and state income taxes. The provision for the three months ended March 31, 2016 was primarily due to taxes on international operations and state income taxes.
As of March 31, 2017, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of March 31, 2017, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2016.

11.	Business Acquisitions
Acquisition of Extension Healthcare
On October 27, 2016, the Company acquired all of the outstanding equity interest of Extension Healthcare for $52.5 million in cash. Refer to the Company’s report on Form 10-K for the year ended December 31, 2016 for disclosures related to the identifiable assets acquired and liabilities assumed in connection with the acquisition.  The Company did not have any adjustments to previously recorded amounts in the purchase price allocation.
The results of operations of Extension Healthcare are included in the Company's consolidated results of operations beginning in the fourth quarter of fiscal 2016. The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition for the period ended March 31, 2016 as Extension Healthcare did not historically prepare financial statements in accordance with GAAP for interim financial reporting and significant estimates of amounts to be included in such pro forma financial information would be required and subject to an inordinate level of subjectivity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our plans, objectives, expectations and intentions, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.
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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 35.5% from $26.8 million for the three months ended March 31, 2016 to $36.3 million for the three months ended March 31, 2017. For the three months ended March 31, 2017, we recorded a net loss of $6.6 million compared to a net loss of $3.6 million for the three months ended March 31, 2016.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, Singapore and parts of the Middle East, most of our customers are located in the United States. International customers represented 12.2%, 10.6% and 8.8% of our revenue in the three months ended March 31, 2017, and the years ended December 31, 2016 and 2015, respectively. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
In the fourth quarter of 2016, we acquired all of the outstanding equity interest of Extension Healthcare for $52.5 million in cash. In addition, $2.5 million has been set aside for retention bonuses for key employees of which $0.5 million was paid in December 2016 and $2.0 million will be paid over the next two years.
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
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
Consolidated statement of operations data:	2017		2016
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$20,033	55.2%	$13,802	51.5%
Service	16,262	44.8	12,975	48.5
Total revenue	36,295	100.0	26,777	100.0
Cost of revenues
Product	6,409	17.7	4,449	16.6
Service	9,155	25.2	5,650	21.1
Total cost of revenues	15,564	42.9	10,099	37.7
Gross profit	20,731	57.1	16,678	62.3
Operating expenses:
Research and development	6,929	19.1	3,972	14.8
Sales and marketing	14,581	40.2	12,026	44.9
General and administrative	5,695	15.7	4,336	16.2
Total operating expenses	27,205	75.0	20,334	75.9
Loss from operations	(6,474)	(17.9)	(3,656)	(13.6)
Interest income	105	0.3	178	0.6
Other expense, net	109	0.3	(14)	—
Loss before income taxes	(6,260)	(17.3)	(3,492)	(13.0)
Provision for income taxes	(380)	(1.0)	(92)	(0.4)
Net loss	$(6,640)	(18.3)%	$(3,584)	(13.4)%
Revenue:

	Three months ended March 31,
	2017	2016	Change
(in thousands)	Amount	Amount	Amount	%
Product revenue
Device	$14,121	$10,403	$3,718	35.7%
Software	5,912	3,399	2,513	73.9
Total product	20,033	13,802	6,231	45.1

Service revenue
Maintenance and support	11,852	10,152	1,700	16.7
Professional services and training	4,410	2,823	1,587	56.2
Total service	16,262	12,975	3,287	25.3
Total revenue	$36,295	$26,777	$9,518	35.5%
Three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Total revenue increased $9.5 million, or 35.5%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Product revenue increased $6.2 million, or 45.1%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Device revenue increased $3.7 million, or 35.7%, and software revenue increased $2.5 million, or 73.9%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges, third party devices and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue is primarily due to increased sales of our communications software licenses and expansions of existing customer licenses.
Service revenue increased $3.3 million, or 25.3%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Software maintenance and support revenue increased $1.7 million, or 16.7%, and professional services and training revenue increased $1.6 million, or 56.2%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to increases in implementation services for our solutions.
Cost of revenue:

	Three months ended March 31,
	2017	2016	Change
(in thousands)	Amount	Amount	Amount	%
Cost of revenue
Product	$6,409	$4,449	$1,960	44.1%
Service	9,155	5,650	3,505	62.0
Total cost of revenue	$15,564	$10,099	$5,465	54.1%

Gross margin
Product	68.0%	67.8%	0.2%
Service	43.7%	56.5%	(12.8)%
Total gross margin	57.1%	62.3%	(5.2)%
Three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Cost of product revenue increased $2.0 million, or 44.1% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This was in line with the growth in product revenue which was driven by higher unit volumes of both internal and third party devices. Product gross margin as a percentage of product revenue increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due primarily to higher software sales and absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $3.5 million, or 62.0%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The cost of service revenue increased primarily due to increased headcount to support the growth in the number of deployments of our solutions. Service gross margin as a percentage of service revenue decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to increased headcount to support the growth in the number of deployments of our solutions and the impact of the Extension Healthcare acquisition.

Operating expenses:

	Three months ended March 31,
	2017	2016	Change
(in thousands)	Amount	Amount	Amount	%
Operating expenses
Research and development	$6,929	$3,972	$2,957	74.4%
Sales and marketing	14,581	12,026	2,555	21.2
General and administrative	5,695	4,336	1,359	31.3
Total operating expenses	$27,205	$20,334	$6,871	33.8%
Three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Research and development expense. Research and development expense increased $3.0 million or 74.4% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily driven from increased headcount related to the Extension Healthcare acquisition which resulted in a $2.3 million increase in compensation, $0.4 million increase in outside services and a $0.1 million increase in travel expense.
Sales and marketing expense. Sales and marketing expense increased $2.6 million, or 21.2%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily driven from increased headcount and intangibles related to the Extension Healthcare acquisition which resulted in a $1.6 million increase in compensation, $0.3 million increase in amortization expense and $0.2 million increase in outside services.
General and administrative expense. General and administrative expense increased $1.4 million, or 31.3%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to a $1.3 million increase in compensation due to increased headcount from the Extension Healthcare acquisition.
Interest Income and Other Expense, Net:

	Three months ended March 31,
(in thousands)	2017	2016	Change
Interest income	$105	$178	$(73)
Other income (expense), net	109	(14)	123
Three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Interest income. Interest income did not significantly change for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Other income (expense), net. The change in other expense in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to foreign exchange fluctuations.

Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents and short-term investments of $71.3 million and no debt. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Three months ended March 31,
(in thousands)	2017	2016
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(3,500)	$3,563
Net cash provided by (used in) investing activities	10,181	(2,187)
Net cash provided by financing activities	1,370	452
Net increase in cash and cash equivalents	$8,051	$1,828
Operating activities
Cash used in operating activities was $3.5 million for the three months ended March 31, 2017, due to a net loss of $6.6 million and a reduction in lease-related performance obligations of $0.2 million, offset by non-cash items such as stock-based compensation of $3.6 million and depreciation and amortization of $1.8 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease of $0.8 million in inventories and a $1.0 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase in accounts receivable of $0.4 million, which was attributable to current period billings being in excess of collections on prior periods’ invoices, an increase of $0.5 million in prepaid expenses and other assets, a decrease of $0.1 million in accounts payable and a decrease of $2.9 million in accrued payroll and other liabilities.
Cash provided by operating activities was $3.6 million for the three months ended March 31, 2016, due to a net loss of $3.6 million, partially offset by non-cash items such as stock-based compensation of $2.5 million and depreciation and amortization of $0.7 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $8.2 million, which was attributable to collections on prior periods’ invoices exceeding the current period billings and an increase of $0.6 million in accounts payable. These factors were offset by certain cash outflows, including an increase of $0.9 million in inventories, a $2.6 million decrease in accrued and other liabilities, a $0.8 million decrease in deferred revenue, a $0.1 million increase in other receivables and a $0.4 million increase in prepaid expenses and other assets.
Investing activities
Cash provided by investing activities was $10.2 million for the three months ended March 31, 2017, due to $25.1 million of short-term investment maturities, partially offset by $14.4 million for purchases of short-term investments. An additional $0.6 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $2.2 million for the three months ended March 31, 2016 due to $39.2 million for purchases of short-term investments, offset by $37.0 million and $0.7 million of short-term investment maturities and investment sales, respectively. An additional $0.7 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $1.4 million for the three months ended March 31, 2017, primarily attributable to $1.9 million of proceeds from stock option exercises partially offset by a $0.5 million decrease for employee taxes paid on net share settlement.
Cash provided by financing activities was $0.5 million for the three months ended March 31, 2016, primarily attributable to $0.4 million of proceeds from stock option exercises and $0.4 million of cash from lease-related performance obligations. This was partially offset by a $0.3 million decrease for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
As of March 31, 2017, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
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
We have incurred significant losses in the past and reported a net loss of $6.6 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $134.1 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Sales of our Vocera Communication solution to the healthcare market accounted for 95%, 94% and 93% of our revenue for the three months ended March 31, 2017 and for the years ended December 31, 2016 and 2015, respectively. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future.
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

We completed the acquisition of Extension Healthcare in October 2016, which is a significantly larger acquisition than any that we have completed to date, and each of the factors identified above present challenges to our achieving the success that we anticipate from this acquisition. We used a significant portion of our available cash for our recent purchase of Extension Healthcare. If we were to proceed with one or more additional significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, the ownership of existing stockholders would be diluted. In addition, acquisitions may result in the incurrence of debt, contingent liabilities, large write-offs, or other unanticipated costs, events or circumstances, any of which could harm our operating results.
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

We believe that the primary competition for our Vocera Communication solution has consisted of traditional methods using wired and wireless phones, pagers and overhead intercoms. While we believe that our system is superior to these legacy methods, our solution requires a significant infrastructure investment by a hospital and many hospitals’ spending is severely constrained by other priorities.
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
While we do not currently have a directly comparable single competitor that provides a solution as richly-featured as the Vocera Communication system for the healthcare market, we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies, which may include electronic health record vendors or other large software companies, may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition. In addition, our acquisition of Extension Healthcare may introduce us to a broader set of competitors.

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

The effectiveness of our Vocera Communication solution depends upon the quality and compatibility of the communications environment that our healthcare customers maintain. Our solutions require voice-grade wireless, or Wi-Fi, installed through large enterprise environments, which can vary from hospital to hospital and from department to department within a hospital. Many hospitals have not installed a voice-grade wireless infrastructure. If potential customers do not have a wireless network that can properly and fully interoperate with our Vocera Communication solution, then such a network must be installed, or an existing Wi-Fi network must be upgraded or modified, for example, by adding access points in stairwells, for our Vocera Communication solution to be fully functional. The additional cost of installing or upgrading a Wi-Fi network may dissuade potential customers from installing our solution. Furthermore, if changes to a customer’s physical or information technology environment cause integration issues or degrade the effectiveness of our solution, or if the customer fails to upgrade or maintain its environment as may be required for software releases or updates or to ensure our solution’s effectiveness, the customer may not be able to fully utilize our solution or may experience technical problems, or these changes may impact the performance of other wireless equipment being used. If such circumstances arise, prospective customers may not purchase or existing customers may not expand their use of or deploy upgraded versions of our Vocera Communication solution, thereby harming our business and operating results.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 3% and 2% of our revenue for the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 33%, 34% and 37% of our revenue for the three months ended March 31, 2017 and the years ended December 31, 2016, 2015 and 2014, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015, we generated 12.18%, 10.6% and 8.8% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

VOCERA COMMUNICATIONS, INC.
Date: May 5, 2017	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: May 5, 2017	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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