Form 10-Q
period 2017-06-30
VOCERA COMMUNICATIONS, INC.
filed 2017-08-03
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2017
Common Stock, $0.0003 par value per share	29,104,088

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$31,558	$35,033
Short-term investments	39,715	39,033
Accounts receivable, net of allowance	25,043	24,142
Other receivables	1,152	1,211
Inventories	3,512	4,556
Prepaid expenses and other current assets	4,118	3,364
Total current assets	105,098	107,339
Property and equipment, net	6,499	5,894
Intangible assets, net	15,827	18,200
Goodwill	49,246	49,246
Other long-term assets	1,461	1,394
Total assets	$178,131	$182,073
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,905	$3,231
Accrued payroll and other current liabilities	14,961	15,896
Deferred revenue, current	39,349	43,845
Total current liabilities	57,215	62,972
Deferred revenue, long-term	17,425	11,155
Other long-term liabilities	4,625	4,505
Total liabilities	79,265	78,632
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of June 30, 2017 and December 31, 2016; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 28,923,746 and 27,568,103 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	9	8
Additional paid-in capital	240,407	230,605
Accumulated other comprehensive loss	(78)	(69)
Accumulated deficit	(141,472)	(127,103)
Total stockholders’ equity	98,866	103,441
Total liabilities and stockholders’ equity	$178,131	$182,073
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Product	$20,658	$17,702	$40,691	$31,504
Service	17,792	13,450	34,054	26,425
Total revenue	38,450	31,152	74,745	57,929
Cost of revenue
Product	6,807	5,944	13,216	10,393
Service	9,962	6,134	19,117	11,784
Total cost of revenue	16,769	12,078	32,333	22,177
Gross profit	21,681	19,074	42,412	35,752
Operating expenses
Research and development	7,371	4,428	14,300	8,400
Sales and marketing	15,377	12,747	29,958	24,773
General and administrative	5,984	4,625	11,679	8,961
Total operating expenses	28,732	21,800	55,937	42,134
Loss from operations	(7,051)	(2,726)	(13,525)	(6,382)
Interest income	128	199	233	377
Other income (expense), net	(67)	(137)	42	(151)
Loss before income taxes	(6,990)	(2,664)	(13,250)	(6,156)
Provision for income taxes	(361)	(42)	(741)	(134)
Net loss	$(7,351)	$(2,706)	$(13,991)	$(6,290)

Net loss per share
Basic and diluted	$(0.26)	$(0.10)	$(0.50)	$(0.24)
Weighted average shares used to compute net loss per share
Basic and diluted	28,422	26,624	28,088	26,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(7,351)	$(2,706)	$(13,991)	$(6,290)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	(6)	38	(9)	210
Comprehensive loss	$(7,357)	$(2,668)	$(14,000)	$(6,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(13,991)	$(6,290)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,791	1,456
Inventory provision	86	119
Change in lease-related performance obligations	(423)	(450)
Stock-based compensation expense	8,486	5,691
Other	14	6
Changes in operating assets and liabilities:
Accounts receivable	(901)	3,484
Other receivables	59	123
Inventories	958	(1,773)
Prepaid expenses and other assets	(821)	94
Accounts payable	(622)	548
Accrued payroll and other liabilities	(456)	(30)
Deferred revenue	1,774	1,202
Net cash provided by (used in) operating activities	(2,046)	4,180
Cash flows from investing activities
Purchase of property and equipment	(1,741)	(3,013)
Purchase of short-term investments	(38,792)	(68,692)
Maturities of short-term investments	38,101	68,464
Sales of short-term investments	—	4,231
Net cash provided by (used in) investing activities	(2,432)	990
Cash flows from financing activities
Cash from lease-related performance obligations	—	940
Proceeds from issuance of common stock from the employee stock purchase plan	1,246	786
Proceeds from exercise of stock options	5,967	523
Tax withholdings paid on behalf of employees for net share settlement	(6,210)	(1,624)
Net cash provided by financing activities	1,003	625
Net increase (decrease) in cash and cash equivalents	(3,475)	5,795
Cash and cash equivalents at beginning of period	35,033	20,572
Cash and cash equivalents at end of period	$31,558	$26,367

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$341	$401
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
For the six months ended June 30, 2017 and 2016, the Company transferred zero and $2.5 million, respectively, of lease receivables in non-recourse sales to third-party financial companies, with immaterial net losses. For the six months ended June 30, 2017 and 2016, the Company recorded zero and $0.9 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of June 30, 2017 and December 31, 2016, the Company recorded $1.6 million and $1.9 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
Recently Adopted Accounting Pronouncement
In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to accounting for stock-based payment award transactions. The guidance is designed to simplify several aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The guidance eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. However, as of January 1, 2017, the previously unrecognized excess tax benefits of $10.4 million had no impact on the Company’s accumulated deficit balance as the related U.S. deferred tax assets were fully offset by a valuation allowance. The guidance also requires excess tax benefits and deficiencies to be recognized prospectively in the provision for income taxes rather than additional paid-in capital. The Company therefore determined that adoption of the new guidance had no material impact on the condensed consolidated statement of operations and the condensed consolidated statement of cash flows. Further, the new guidance eliminates the requirement to estimate forfeitures and reduce stock compensation expense during the vesting period. Instead, companies can elect to account for actual forfeitures as they occur and record any previously unrecognized compensation expense for estimated forfeitures up to the period of adoption as a retrospective adjustment to beginning retained earnings. The Company has made the election to account for actual forfeitures as they occur starting in fiscal year 2017. During the six months ended June 30, 2017, the Company recorded a retrospective adjustment to accumulated deficit of $0.4 million
Recent Accounting Pronouncements
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
In May 2017, the FASB amended the scope of modification accounting for share-based payment arrangements. The guidance clarifies the type of changes to terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, under this guidance, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for the Company in the first quarter of 2018. Early adoption is permitted. The guidance will be applied prospectively to awards modified on or after the adoption date. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements.

2.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the six months ended June 30, 2017, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2017 and December 31, 2016, are summarized as follows (in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$5,857	$—	$5,857	$4,996	$—	$4,996
Commercial paper	—	1,058	1,058	—	1,322	1,322
U.S. government agency securities	—	2,884	2,884	—	4,177	4,177
U.S. Treasury securities	—	1,299	1,299	—	2,045	2,045
Corporate debt securities	—	34,824	34,824	—	33,166	33,166
Total assets measured at fair value	$5,857	$40,065	$45,922	$4,996	$40,710	$45,706
The Company had no liabilities as of June 30, 2017 and December 31, 2016 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$25,351	$—	$—	$25,351
Money market funds	5,857	—	—	5,857
Commercial paper	350	—	—	350
Total cash and cash equivalents	31,558	—	—	31,558

Short-Term Investments:
Commercial paper	708	—	—	708
U.S. government agency securities	2,885	—	(1)	2,884
U.S. Treasury securities	1,301	—	(2)	1,299
Corporate debt securities	34,842	3	(21)	34,824
Total short-term investments	39,736	3	(24)	39,715
Total cash, cash equivalents and short-term investments	$71,294	$3	$(24)	$71,273

	As of December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,360	$—	$—	$28,360
Money market funds	4,996	—	—	4,996
Commercial paper	549	—	—	549
Corporate debt securities	1,128	—	—	1,128
Total cash and cash equivalents	35,033	—	—	35,033
Short-Term Investments:
Commercial paper	773	—	—	773
U.S. government agency securities	4,176	1	—	4,177
U.S. Treasury securities	2,045	—	—	2,045
Corporate debt securities	32,052	1	(15)	32,038
Total short-term investments	39,046	2	(15)	39,033
Total cash, cash equivalents and short-term investments	$74,079	$2	$(15)	$74,066

The Company has determined that the unrealized losses on its short-term investments as of June 30, 2017 and December 31, 2016 do not constitute an “other than temporary impairment.” The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of June 30, 2017
Cash and cash equivalents (1)	$31,558	$—	$31,558
Short-term investments	34,619	5,096	39,715
Cash, cash equivalents and short-term investments	$66,177	$5,096	$71,273

Balances as of December 31, 2016
Cash and cash equivalents (1)	$35,033	$—	$35,033
Short-term investments	39,033	—	39,033
Cash, cash equivalents and short-term investments	$74,066	$—	$74,066

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

4.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(7,351)	$(2,706)	$(13,991)	$(6,290)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	28,422	26,624	28,088	26,501

Net loss per share
Basic and diluted	$(0.26)	$(0.10)	$(0.50)	$(0.24)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Options to purchase common stock, including ESPP	1,586	3,049	1,889	3,087
Restricted stock units	2,336	1,808	2,241	1,589

5.	Goodwill and Intangible Assets
Goodwill
As of June 30, 2017 and December 31, 2016, the Company had $49.2 million and $49.2 million of goodwill, respectively, with $41.2 million and $8.0 million allocated to the Company’s Product and Services operating segments, respectively. As of June 30, 2017, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		June 30, 2017			December 31, 2016
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 7	$10,050	$4,074	$5,976	$10,050	$2,845	$7,205
Customer relationships	7 to 9	10,920	2,874	8,046	10,920	2,280	8,640
Backlog	3	1,400	420	980	1,400	78	1,322
Non-compete agreements	2 to 4	460	422	38	460	389	71
Trademarks	3 to 7	1,110	323	787	1,110	148	962
Intangible assets, net book value		$23,940	$8,113	$15,827	$23,940	$5,740	$18,200

Amortization expense was $1.2 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense was $2.4 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of June 30, 2017 was as follows:

(in thousands)	Future amortization
2017 (remaining six months)	$2,170
2018	4,424
2019	3,880
2020	1,251
2021	1,127
2022	1,050
Thereafter	1,925
Future amortization expense	$15,827

6.	Balance Sheet Components
Inventories

(in thousands)	June 30, 2017	December 31, 2016
Raw materials	$84	$103
Finished goods	3,428	4,453
Total inventories	$3,512	$4,556
Property and equipment, net

(in thousands)	June 30, 2017	December 31, 2016
Computer equipment and software	$9,534	$8,971
Furniture, fixtures and equipment	1,793	1,726
Leasehold improvements	4,790	4,144
Manufacturing tools and equipment	3,019	3,019
Construction in process	—	74
Property and equipment, at cost	19,136	17,934
Less: Accumulated depreciation	(12,637)	(12,040)
Property and equipment, net	$6,499	$5,894
Depreciation and amortization expense was $0.7 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense was $1.4 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 0.75 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Minimum payments to be received on sales-type leases	$3,393	$3,566
Less: Unearned interest income and executory costs	(1,796)	(1,704)
Net investment in sales-type leases	1,597	1,862
Less: Current portion	(951)	(1,066)
Non-current net investment in sales-type leases	$646	$796
There were no allowances for doubtful accounts on these leases as of June 30, 2017 and December 31, 2016. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of June 30, 2017 were as follows:

(in thousands)	Future lease payments
2017 (remaining six months)	$838
2018	1,429
2019	743
2020	383
2021	—
Total	$3,393
Accrued payroll and other current liabilities

(in thousands)	June 30, 2017	December 31, 2016
Payroll and related expenses	$10,020	$10,385
Accrued payables	2,127	2,334
Deferred rent, current portion	248	229
Lease financing, current portion	716	801
Product warranty	315	596
Customer prepayments	617	769
Sales and use tax payable	505	451
Other	413	331
Total accrued payroll and other current liabilities	$14,961	$15,896

The changes in the Company’s product warranty reserve are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Warranty balance at the beginning of the period	$499	$620	$596	$806
Warranty expense accrued for shipments during the period	120	178	258	350
Changes in estimate related to pre-existing warranties	(225)	(39)	(377)	(240)
Warranty settlements made	(79)	(121)	(162)	(278)
Total product warranty	315	638	$315	$638
Less: Long-term portion	—	(36)	—	$(36)
Current portion of warranty balance at the end of the period	$315	$602	$315	$602

7.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of June 30, 2017 and December 31, 2016, approximately $5.2 million and $5.4 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2017 and March 2022. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.6 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively. Facilities rent expense was $1.2 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively.
Future minimum lease payments at June 30, 2017 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2017 (remaining six months)	$1,164
2018	2,205
2019	2,030
2020	1,687
2021	1,595
2022	402
Total minimum lease payments	$9,083

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

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the six months ended June 30, 2017 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2016	2,436,845	$10.71	5.09	$20,643
Options granted	—
Options exercised	(847,419)	7.04
Options canceled	(18,198)	12.37
Outstanding at June 30, 2017	1,571,228	$12.68	5.32	$21,625
At June 30, 2017, there was $1.0 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 1.11 years. As of June 30, 2017, there were 1,223,529 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the six months ended June 30, 2017, employees purchased 89,813 shares of common stock at an average purchase price of $13.87. During the six months ended June 30, 2016, employees purchased 87,937 shares of common stock at an average purchase price of $8.93. As of June 30, 2017, there were 654,327 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Expected term (in years)	0.50	0.50	0.50	0.50
Volatility	30.0%	38.0%	30.0% - 32.0%	38.0% - 41.5%
Risk-free interest rate	1.02%	0.38%	0.61% - 1.02%	0.33% - 0.38%
Dividend yield	0%	0%	0%	0%
Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2017 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	2,128,735	$13.17
Granted	927,087	24.90
Vested	(663,450)	12.04
Forfeited	(56,263)	14.55
Outstanding at June 30, 2017	2,336,109	$18.11
At June 30, 2017, there was $36.4 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.16 years.
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$848	$324	$1,368	$593
Research and development	623	304	1,035	530
Sales and marketing	1,779	1,278	3,044	2,288
General and administrative	1,653	1,239	3,039	2,280
Total stock-based compensation	$4,903	$3,145	$8,486	$5,691

9. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue
Product	$20,658	$17,702	$40,691	$31,504
Service	17,792	13,450	34,054	26,425
Total revenue	38,450	31,152	74,745	57,929

Cost of Revenue
Product	6,807	5,944	13,216	10,393
Service	9,962	6,134	19,117	11,784
Total cost of revenue	16,769	12,078	32,333	22,177

Gross profit
Product	13,851	11,758	27,475	21,111
Service	7,830	7,316	14,937	14,641
Total gross profit	21,681	19,074	42,412	35,752

Operating expenses	28,732	21,800	55,937	42,134
Interest income (expense), net and other	61	62	275	226
Loss before income taxes	$(6,990)	$(2,664)	$(13,250)	$(6,156)

10.	Income Taxes
The Company recorded a $0.7 million and $0.1 million provision for income taxes for the six months ended June 30, 2017 and 2016, respectively. The provision for the six months ended June 30, 2017 was primarily due to the accretion of the deferred tax liability associated with goodwill from previous acquisitions, taxes on international operations and state income taxes. The provision for the six months ended June 30, 2016 was primarily due to taxes on international operations and state income taxes.
As of June 30, 2017, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of June 30, 2017, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2016.

11.	Business Acquisitions
Acquisition of Extension Healthcare
On October 27, 2016, the Company acquired all of the outstanding equity interest of Extension Healthcare for $52.5 million in cash. Refer to the Company’s report on Form 10-K for the year ended December 31, 2016, for disclosures related to the identifiable assets acquired and liabilities assumed in connection with the acquisition.  The Company did not have any adjustments to previously recorded amounts in the purchase price allocation.
The results of operations of Extension Healthcare are included in the Company's consolidated results of operations beginning in the fourth quarter of fiscal 2016. The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition for the period ended June 30, 2016 as Extension Healthcare did not historically prepare financial statements in accordance with GAAP for interim financial reporting and significant estimates of amounts to be included in such pro forma financial information would be required and subject to an inordinate level of subjectivity.

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
Business Overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy and other mission-critical mobile work environments, in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve patient safety and experience and increase operational efficiency.
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 29.0% from $57.9 million for the six months ended June 30, 2016 to $74.7 million for the six months ended June 30, 2017. For the six months ended June 30, 2017, we recorded a net loss of $14.0 million compared to a net loss of $6.3 million for the six months ended June 30, 2016.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, Singapore and parts of the Middle East, most of our customers are located in the United States. International customers represented 10.7%, 10.6% and 8.8% of our revenue in the six months ended June 30, 2017, and the years ended December 31, 2016 and 2015, respectively. We believe certain international markets represents attractive opportunities growth. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
U.S. hospital spending on information technology is influenced by regulatory requirements and reimbursement earn-back incentives from federal healthcare reform. In addition, as patient volumes and reimbursement levels continue to fluctuate for many healthcare providers, hospitals exercise strong expense, also impacting capital purchases and departmental operating budgets through which our solutions are purchased. Despite this volatility, healthcare providers are placing increased emphasis on and investment in solutions for communication and care coordination, a trend that we believe is favorable for us.
We outsource the manufacturing of our hardware products. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain manufacturing operations. We work closely with our contract manufacturer, SMTC Corporation, and key suppliers to manage the procurement, quality and cost of components. We seek to maintain an optimal level of finished goods inventory to meet our forecast for sales and unanticipated shifts in sales volume and mix.
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

	Three months ended June 30,				Six months ended June 30,
Consolidated statement of operations data:	2017		2016		2017		2016
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$20,658	53.7%	$17,702	56.8%	$40,691	54.4%	$31,504	54.4%
Service	17,792	46.3	13,450	43.2	34,054	45.6	26,425	45.6
Total revenue	38,450	100.0	31,152	100.0	74,745	100.0	57,929	100.0
Cost of revenues
Product	6,807	17.7	5,944	19.1	13,216	17.7	10,393	17.9
Service	9,962	25.9	6,134	19.7	19,117	25.6	11,784	20.3
Total cost of revenues	16,769	43.6	12,078	38.8	32,333	43.3	22,177	38.2
Gross profit	21,681	56.4	19,074	61.2	42,412	56.7	35,752	61.8
Operating expenses:
Research and development	7,371	19.2	4,428	14.2	14,300	19.1	8,400	14.5
Sales and marketing	15,377	40.0	12,747	40.9	29,958	40.1	24,773	42.8
General and administrative	5,984	15.5	4,625	14.8	11,679	15.6	8,961	15.5
Total operating expenses	28,732	74.7	21,800	69.9	55,937	74.8	42,134	72.8
Loss from operations	(7,051)	(18.3)	(2,726)	(8.7)	(13,525)	(18.1)	(6,382)	(11.0)
Interest income	128	0.3	199	0.5	233	0.3	377	0.7
Other income (expense), net	(67)	(0.2)	(137)	(0.3)	42	0.1	(151)	(0.3)
Loss before income taxes	(6,990)	(18.2)	(2,664)	(8.5)	(13,250)	(17.7)	(6,156)	(10.6)
Provision for income taxes	(361)	(0.9)	(42)	(0.2)	(741)	(1.0)	(134)	(0.3)
Net loss	$(7,351)	(19.1)%	$(2,706)	(8.7)%	$(13,991)	(18.7)%	$(6,290)	(10.9)%

Revenue:

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Change		2017	2016	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$14,837	$12,031	$2,806	23.3%	$28,958	$22,434	$6,524	29.1%
Software	5,821	5,671	150	2.6	11,733	9,070	2,663	29.4
Total product	20,658	17,702	2,956	16.7	40,691	31,504	9,187	29.2

Service revenue
Maintenance and support	12,583	10,573	2,010	19.0	24,435	20,725	3,710	17.9
Professional services and training	5,209	2,877	2,332	81.1	9,619	5,700	3,919	68.8
Total service	17,792	13,450	4,342	32.3	34,054	26,425	7,629	28.9
Total revenue	$38,450	$31,152	$7,298	23.4%	$74,745	$57,929	$16,816	29.0
Three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Total revenue increased $7.3 million, or 23.4%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Product revenue increased $3.0 million, or 16.7%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Device revenue increased $2.8 million, or 23.3%, and software revenue increased $0.2 million, or 2.6%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges, third party devices and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue is primarily due to increased sales of our communications software licenses and expansions of existing customer licenses.
Service revenue increased $4.3 million, or 32.3%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Software maintenance and support revenue increased $2.0 million, or 19.0%, and professional services and training revenue increased $2.3 million, or 81.1%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to increases in implementation services for our solutions.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Total revenue increased $16.8 million, or 29.0%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Product revenue increased $9.2 million, or 29.2%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Device revenue increased $6.5 million, or 29.1%, and software revenue increased $2.7 million, or 29.4%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges, third party devices and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue is primarily due to increased sales of our communications software licenses and expansions of existing customer licenses.
Service revenue increased $7.6 million, or 28.9%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Software maintenance and support revenue increased $3.7 million, or 17.9%, and professional services and training revenue increased $3.9 million, or 68.8%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to increases in implementation services for our solutions.

Cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Change		2017	2016	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$6,807	$5,944	$863	14.5%	$13,216	$10,393	$2,823	27.2%
Service	9,962	6,134	3,828	62.4	19,117	11,784	7,333	62.2
Total cost of revenue	$16,769	$12,078	$4,691	38.8%	$32,333	$22,177	$10,156	45.8%

Gross margin
Product	67.0%	66.4%	0.6%		67.5%	67.0%	0.5%
Service	44.0%	54.4%	(10.4)%		43.9%	55.4%	(11.5)%
Total gross margin	56.4%	61.2%	(4.8)%		56.7%	61.7%	(5.0)%
Three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Cost of product revenue increased $0.9 million, or 14.5% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This was in line with the growth in product revenue which was driven by higher device volume. Product gross margin as a percentage of product revenue increased in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due primarily to absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $3.8 million, or 62.4%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The cost of service revenue increased primarily due to increased headcount to support the growth in the number of deployments of our solutions. Service gross margin as a percentage of service revenue decreased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to increased headcount to support the growth in the number of deployments of our solutions and the impact of our recent acquisition.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Cost of product revenue increased $2.8 million, or 27.2% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This was in line with the growth in product revenue which was driven by higher unit volumes of both internal and third party devices. Product gross margin as a percentage of product revenue increased in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due primarily to higher software sales and absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $7.3 million, or 62.2%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The cost of service revenue increased primarily due to increased headcount to support the growth in the number of deployments of our solutions. Service gross margin as a percentage of service revenue decreased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to increased headcount to support the growth in the number of deployments of our solutions and the impact of our recent acquisition.

Operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Change		2017	2016	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$7,371	$4,428	$2,943	66.5%	$14,300	$8,400	$5,900	70.2%
Sales and marketing	15,377	12,747	2,630	20.6	29,958	24,773	5,185	20.9
General and administrative	5,984	4,625	1,359	29.4	11,679	8,961	2,718	30.3
Total operating expenses	$28,732	$21,800	$6,932	31.8%	$55,937	$42,134	$13,803	32.8%
Three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Research and development expense. Research and development expense increased $2.9 million or 66.5% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This increase was primarily driven from increased headcount related to our recent acquisition which resulted in a $2.3 million increase in compensation The increase was also driven by a $0.4 million increase in outside services and a $0.1 million increase in travel expense.
Sales and marketing expense. Sales and marketing expense increased $2.6 million, or 20.6%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This increase was primarily driven from increased headcount and intangibles related to our recent acquisition which resulted in a $2.1 million increase in compensation and a $0.3 million increase in amortization expense. The increase was also driven by a $0.3 million increase in outside services.
General and administrative expense. General and administrative expense increased $1.4 million, or 29.4%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This increase was primarily due to a $1.2 million increase in compensation due to increased headcount from our recent acquisition.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Research and development expense. Research and development expense increased $5.9 million or 70.2% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase was primarily driven from increased headcount related to our recent acquisition which resulted in a $4.6 million increase in compensation, $0.6 million increase in outside services and a $0.2 million increase in travel expense.
Sales and marketing expense. Sales and marketing expense increased $5.2 million, or 20.9%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase was primarily driven from increased headcount and intangibles related to our recent acquisition which resulted in a $3.7 million increase in compensation and a $0.7 million increase in amortization expense. The increase was also driven by a $0.5 million increase in outside services.
General and administrative expense. General and administrative expense increased $2.7 million, or 30.3%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase was primarily due to a $2.5 million increase in compensation due to increased headcount from our recent acquisition.

Interest Income and Other Expense, Net:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Interest income	$128	$199	$(71)	$233	$377	$(144)
Other income (expense), net	(67)	(137)	70	42	(151)	193
Three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Interest income. Interest income did not significantly change for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Other income (expense), net. The change in other expense in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to foreign exchange fluctuations.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interest income. Interest income did not significantly change for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Other income (expense), net. The change in other expense in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to foreign exchange fluctuations.

Liquidity and Capital Resources
As of June 30, 2017, we had cash and cash equivalents and short-term investments of $71.3 million and no debt. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Six months ended June 30,
(in thousands)	2017	2016
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(2,046)	$4,180
Net cash provided by (used in) investing activities	(2,432)	990
Net cash provided by financing activities	1,003	625
Net increase (decrease) in cash and cash equivalents	$(3,475)	$5,795
Operating activities
Cash used in operating activities was $2.0 million for the six months ended June 30, 2017, due to a net loss of $14.0 million and a reduction in lease-related performance obligations of $0.4 million, offset by non-cash items such as stock-based compensation of $8.5 million and depreciation and amortization of $3.8 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease of $1.0 million in inventories and a $1.8 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase in accounts receivable of $0.9 million, which was attributable to current period billings being in excess of collections on prior periods’ invoices, an increase of $0.8 million in prepaid expenses and other assets, a decrease of $0.6 million in accounts payable and a decrease of $0.5 million in accrued payroll and other liabilities.
Cash provided by operating activities was $4.2 million for the six months ended June 30, 2016, due to a net loss of $6.3 million, a reduction in lease-related performance obligations of $0.5 million, partially offset by non-cash items such as stock-based compensation of $5.7 million and depreciation and amortization of $1.5 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $3.5 million, which was attributable to collections on prior periods’ invoices exceeding the current period billings, an increase of $0.5 million in accounts payable and a $1.2 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase of $1.8 million in inventories.
Investing activities
Cash used in investing activities was $2.4 million for the six months ended June 30, 2017, due to $38.1 million of short-term investment maturities, offset by $38.8 million for purchases of short-term investments. An additional $1.7 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash provided by investing activities was $1.0 million for the six months ended June 30, 2016 due to $68.7 million for purchases of short-term investments, offset by $68.5 million and $4.2 million of short-term investment maturities and investment sales, respectively. An additional $3.0 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $1.0 million for the six months ended June 30, 2017, attributable to $6.0 million of proceeds from stock option exercises and $1.2 million of proceeds from issuance of common stock from the employee stock purchase plan, partially offset by $6.2 million cash paid for employee taxes paid on net share settlement.
Cash provided by financing activities was $0.6 million for the six months ended June 30, 2016, attributable to $0.5 million of proceeds from stock option exercises, $0.8 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.9 million of cash from lease-related performance obligations. This was partially offset by a $1.6 million cash paid for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.

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
As of June 30, 2017, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
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
We have incurred significant losses in the past and reported a net loss of $14.0 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $141.5 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales of our Vocera Communication solution to the healthcare market and, in particular, hospitals. Sales of our Vocera Communication solution to the healthcare market accounted for 95%, 94% and 93% of our revenue for the six months ended June 30, 2017 and for the years ended December 31, 2016 and 2015, respectively. We anticipate that sales of our Vocera Communication solution will represent a significant portion of our revenue for the foreseeable future.
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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 3% and 2% of our revenue for the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 33%, 34% and 37% of our revenue for the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, we generated 10.7%, 10.6% and 8.8% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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
For example, the EU adopted the DPD, imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. In May 2016, the EU formally adopted the General Data Protection Regulation, which will apply to all EU member states beginning May 2018 and will replace the current DPD. The regulation introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.  Additionally, Canada’s Personal Information and Protection of Electronic Documents Act, as well as a variety of provincial statutes, provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of personal information could create liability for us, result in adverse publicity and negatively affect our business.

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

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that our directors may be removed only for “cause” and only with the approval of the holders of at least 66 2/3rds percent of our outstanding stock; and

•	require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws.
Section 203 of the Delaware General Corporation Law may also discourage, delay or prevent a change of control of our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit title

10.01	Vocera Communications, Inc. 2012 Equity Incentive Plan (amended May 31, 2017)

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

VOCERA COMMUNICATIONS, INC.
Date: August 3, 2017	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: August 3, 2017	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

10.01	Vocera Communications, Inc. 2012 Equity Incentive Plan (amended May 31, 2017)

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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