Form 10-Q
period 2017-09-30
VOCERA COMMUNICATIONS, INC.
filed 2017-11-01
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2017
Common Stock, $0.0003 par value per share	29,216,913

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$14,840	$35,033
Short-term investments	52,652	39,033
Accounts receivable, net of allowance	35,453	24,142
Other receivables	1,115	1,211
Inventories	3,115	4,556
Prepaid expenses and other current assets	4,758	3,364
Total current assets	111,933	107,339
Property and equipment, net	6,073	5,894
Intangible assets, net	14,658	18,200
Goodwill	49,246	49,246
Other long-term assets	1,537	1,394
Total assets	$183,447	$182,073
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,790	$3,231
Accrued payroll and other current liabilities	16,050	15,896
Deferred revenue, current	41,559	43,845
Total current liabilities	60,399	62,972
Deferred revenue, long-term	17,577	11,155
Other long-term liabilities	5,084	4,505
Total liabilities	83,060	78,632
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of September 30, 2017 and December 31, 2016; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 29,208,322 and 27,568,103 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	9	8
Additional paid-in capital	244,827	230,605
Accumulated other comprehensive loss	(93)	(69)
Accumulated deficit	(144,356)	(127,103)
Total stockholders’ equity	100,387	103,441
Total liabilities and stockholders’ equity	$183,447	$182,073
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Product	$23,249	$19,303	$63,940	$50,807
Service	19,051	14,452	53,105	40,877
Total revenue	42,300	33,755	117,045	91,684
Cost of revenue
Product	7,208	6,042	20,424	16,435
Service	9,241	6,253	28,358	18,037
Total cost of revenue	16,449	12,295	48,782	34,472
Gross profit	25,851	21,460	68,263	57,212
Operating expenses
Research and development	6,644	4,286	20,944	12,686
Sales and marketing	15,831	13,305	45,789	38,078
General and administrative	6,088	5,138	17,767	14,099
Total operating expenses	28,563	22,729	84,500	64,863
Loss from operations	(2,712)	(1,269)	(16,237)	(7,651)
Interest income	177	196	410	573
Other income (expense), net	(41)	(75)	1	(226)
Loss before income taxes	(2,576)	(1,148)	(15,826)	(7,304)
Provision for income taxes	(309)	(49)	(1,050)	(183)
Net loss	$(2,885)	$(1,197)	$(16,876)	$(7,487)

Net loss per share
Basic and diluted	$(0.10)	$(0.04)	$(0.59)	$(0.28)
Weighted average shares used to compute net loss per share
Basic and diluted	29,130	27,024	28,439	26,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(2,885)	$(1,197)	$(16,876)	$(7,487)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	(15)	(106)	(24)	104
Comprehensive loss	$(2,900)	$(1,303)	$(16,900)	$(7,383)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(16,876)	$(7,487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,755	2,271
Inventory provision	179	125
Change in lease-related performance obligations	(598)	(631)
Stock-based compensation expense	13,204	8,591
Other	28	(57)
Changes in operating assets and liabilities:
Accounts receivable	(11,310)	4,833
Other receivables	96	140
Inventories	1,262	(1,496)
Prepaid expenses and other assets	(1,539)	(690)
Accounts payable	(436)	(414)
Accrued payroll and other liabilities	925	239
Deferred revenue	4,137	2,225
Net cash provided by (used in) operating activities	(5,173)	7,649
Cash flows from investing activities
Purchase of property and equipment	(2,420)	(3,888)
Purchase of short-term investments	(59,608)	(82,941)
Maturities of short-term investments	45,963	93,925
Sales of short-term investments	—	4,876
Net cash provided by (used in) investing activities	(16,065)	11,972
Cash flows from financing activities
Cash from lease-related performance obligations	347	1,457
Proceeds from issuance of common stock from the employee stock purchase plan	1,246	786
Proceeds from exercise of stock options	7,145	1,117
Tax withholdings paid on behalf of employees for net share settlement	(7,693)	(2,453)
Net cash provided by financing activities	1,045	907
Net increase (decrease) in cash and cash equivalents	(20,193)	20,528
Cash and cash equivalents at beginning of period	35,033	20,572
Cash and cash equivalents at end of period	$14,840	$41,100

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$40	$390
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
The Vocera Communication System, which includes an intelligent enterprise software platform, a lightweight, wearable, voice-controlled communication badge and smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also securely delivers text messages and alerts directly to and from smartphones, replacing legacy pagers. The Company’s new Engage software is an event-driven, communication and workflow collaboration solution for the hospital environment. It features an advanced clinical rules engine and interoperates with data from multiple clinical systems. This enables the prioritization of notifications, including patient context, and sends messages to the right care team members on their mobile devices. The Company’s software applications help improve care coordination, patient safety and patient satisfaction.
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
For the nine months ended September 30, 2017 and 2016, the Company transferred $0.6 million and $3.3 million, respectively, of lease receivables in non-recourse sales to third-party financial companies, with immaterial net losses. For the nine months ended September 30, 2017 and 2016, the Company recorded $0.5 million and $1.5 million, respectively, of financing liabilities for future performance of executory service obligations. For lease receivables retained as of September 30, 2017 and December 31, 2016, the Company recorded $1.5 million and $1.9 million of net investment in sales-type leases, respectively, equivalent to the minimum lease payments less the unearned interest portion.
Recently Adopted Accounting Pronouncement
In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to accounting for stock-based payment award transactions. The guidance is designed to simplify several aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The guidance eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. However, as of January 1, 2017, the previously unrecognized excess tax benefits of $10.4 million had no impact on the Company’s accumulated deficit balance as the related U.S. deferred tax assets were fully offset by a valuation allowance. The guidance also requires excess tax benefits and deficiencies to be recognized prospectively in the provision for income taxes rather than additional paid-in capital. The Company therefore determined that adoption of the new guidance had no material impact on the condensed consolidated statement of operations and the condensed consolidated statement of cash flows. Further, the new guidance eliminates the requirement to estimate forfeitures and reduce stock compensation expense during the vesting period. Instead, companies can elect to account for actual forfeitures as they occur and record any previously unrecognized compensation expense for estimated forfeitures up to the period of adoption as a retrospective adjustment to beginning retained earnings. The Company has made the election to account for actual forfeitures as they occur starting in fiscal year 2017. During the nine months ended September 30, 2017, the Company recorded a retrospective adjustment to accumulated deficit of $0.4 million.
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
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the nine months ended September 30, 2017, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2017 and December 31, 2016, are summarized as follows (in thousands):

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$1,685	$—	$1,685	$4,996	$—	$4,996
Commercial paper	—	962	962	—	1,322	1,322
U.S. government agency securities	—	9,948	9,948	—	4,177	4,177
U.S. Treasury securities	—	4,481	4,481	—	2,045	2,045
Corporate debt securities	—	39,003	39,003	—	33,166	33,166
Total assets measured at fair value	$1,685	$54,394	$56,079	$4,996	$40,710	$45,706
The Company had no liabilities as of September 30, 2017 and December 31, 2016 that were measured at fair value on a recurring basis.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$11,413	$—	$—	$11,413
Money market funds	1,685	—	—	1,685
Commercial paper	400	—	—	400
U.S. government agency securities	1,040	—	—	1,040
Corporate debt securities	302	—		302
Total cash and cash equivalents	14,840	—	—	14,840

Short-Term Investments:
Commercial paper	562	—	—	562
U.S. government agency securities	8,916	1	(9)	8,908
U.S. Treasury securities	4,487	—	(6)	4,481
Corporate debt securities	38,724	3	(26)	38,701
Total short-term investments	52,689	4	(41)	52,652
Total cash, cash equivalents and short-term investments	$67,529	$4	$(41)	$67,492

	As of December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,360	$—	$—	$28,360
Money market funds	4,996	—	—	4,996
Commercial paper	549	—	—	549
Corporate debt securities	1,128	—	—	1,128
Total cash and cash equivalents	35,033	—	—	35,033
Short-Term Investments:
Commercial paper	773	—	—	773
U.S. government agency securities	4,176	1	—	4,177
U.S. Treasury securities	2,045	—	—	2,045
Corporate debt securities	32,052	1	(15)	32,038
Total short-term investments	39,046	2	(15)	39,033
Total cash, cash equivalents and short-term investments	$74,079	$2	$(15)	$74,066

The Company has determined that the unrealized losses on its short-term investments as of September 30, 2017 and December 31, 2016 do not constitute an “other than temporary impairment.” The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of September 30, 2017
Cash and cash equivalents (1)	$14,840	$—	$14,840
Short-term investments	32,577	20,075	52,652
Cash, cash equivalents and short-term investments	$47,417	$20,075	$67,492

Balances as of December 31, 2016
Cash and cash equivalents (1)	$35,033	$—	$35,033
Short-term investments	39,033	—	39,033
Cash, cash equivalents and short-term investments	$74,066	$—	$74,066

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

4.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(2,885)	$(1,197)	$(16,876)	$(7,487)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	29,130	27,024	28,439	26,675

Net loss per share
Basic and diluted	$(0.10)	$(0.04)	$(0.59)	$(0.28)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Options to purchase common stock, including ESPP	1,426	2,813	1,735	2,996
Restricted stock units	2,166	1,835	2,216	1,671

5.	Goodwill and Intangible Assets
Goodwill
As of September 30, 2017 and December 31, 2016, the Company had $49.2 million and $49.2 million of goodwill, respectively, with $41.2 million and $8.0 million allocated to the Company’s Product and Services operating segments, respectively. As of September 30, 2017, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		September 30, 2017			December 31, 2016
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 7	$10,050	$4,688	$5,362	$10,050	$2,845	$7,205
Customer relationships	7 to 9	10,920	3,172	7,748	10,920	2,280	8,640
Backlog	3	1,400	574	826	1,400	78	1,322
Non-compete agreements	2 to 4	460	438	22	460	389	71
Trademarks	3 to 7	1,110	410	700	1,110	148	962
Intangible assets, net book value		$23,940	$9,282	$14,658	$23,940	$5,740	$18,200

Amortization expense was $1.2 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense was $3.5 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of September 30, 2017 was as follows:

(in thousands)	Future amortization
2017 (remaining three months)	$1,001
2018	4,424
2019	3,880
2020	1,251
2021	1,127
2022	1,050
Thereafter	1,925
Future amortization expense	$14,658

6.	Balance Sheet Components
Inventories

(in thousands)	September 30, 2017	December 31, 2016
Raw materials	$77	$103
Finished goods	3,038	4,453
Total inventories	$3,115	$4,556
Property and equipment, net

(in thousands)	September 30, 2017	December 31, 2016
Computer equipment and software	$8,682	$8,971
Furniture, fixtures and equipment	1,771	1,726
Leasehold improvements	4,790	4,144
Manufacturing tools and equipment	2,568	3,019
Construction in process	19	74
Property and equipment, at cost	17,830	17,934
Less: Accumulated depreciation	(11,757)	(12,040)
Property and equipment, net	$6,073	$5,894
Depreciation and amortization expense was $0.8 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense was $2.2 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 2 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Minimum payments to be received on sales-type leases	$3,221	$3,566
Less: Unearned interest income and executory costs	(1,762)	(1,704)
Net investment in sales-type leases	1,459	1,862
Less: Current portion	(920)	(1,066)
Non-current net investment in sales-type leases	$539	$796
There were no allowances for doubtful accounts on these leases as of September 30, 2017 and December 31, 2016. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of September 30, 2017 were as follows:

(in thousands)	Future lease payments
2017 (remaining three months)	$423
2018	1,513
2019	828
2020	446
2021	11
Total	$3,221
Accrued payroll and other current liabilities

(in thousands)	September 30, 2017	December 31, 2016
Payroll and related expenses	$11,116	$10,385
Accrued payables	1,675	2,334
Deferred rent, current portion	259	229
Lease financing, current portion	773	801
Product warranty	311	596
Customer prepayments	972	769
Sales and use tax payable	437	451
Other	507	331
Total accrued payroll and other current liabilities	$16,050	$15,896

The changes in the Company’s product warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Warranty balance at the beginning of the period	$315	$638	$596	$806
Warranty expense accrued for shipments during the period	118	218	376	568
Changes in estimate related to pre-existing warranties	(49)	(73)	(426)	(313)
Warranty settlements made	(73)	(78)	(235)	(356)
Total product warranty	$311	$705	$311	$705

7.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of September 30, 2017 and December 31, 2016, approximately $4.7 million and $5.4 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2017 and March 2022. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.6 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. Facilities rent expense was $1.9 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively.
Future minimum lease payments at September 30, 2017 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2017 (remaining three months)	$583
2018	2,205
2019	2,030
2020	1,687
2021	1,595
2022	402
Total minimum lease payments	$8,502

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

8.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the nine months ended September 30, 2017 is presented below:

	Options outstanding
	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2016	2,436,845	$10.71	5.09	$20,643
Options granted	—	—
Options exercised	(1,034,525)	6.91
Options canceled	(19,604)	12.14
Outstanding at September 30, 2017	1,382,716	$13.55	5.64	$24,641
At September 30, 2017, there was $0.7 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 0.91 years. As of September 30, 2017, there were 1,292,310 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the nine months ended September 30, 2017, employees purchased 89,813 shares of common stock at an average purchase price of $13.87. During the nine months ended September 30, 2016, employees purchased 87,937 shares of common stock at an average purchase price of $8.93. As of September 30, 2017, there were 654,327 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expected term (in years)	0.50	0.50	0.50	0.50
Volatility	30.0%	38.0%	30.0% - 32.0%	38.0% - 41.5%
Risk-free interest rate	1.02%	0.38%	0.61% - 1.02%	0.33% - 0.38%
Dividend yield	0%	0%	0%	0%
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2017 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	2,128,735	$13.17
Granted	956,477	24.97
Vested	(815,466)	12.06
Forfeited	(104,107)	16.86
Outstanding at September 30, 2017	2,165,639	$18.62
At September 30, 2017, there was $32.3 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.95 years.
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$749	$298	$2,117	$891
Research and development	507	287	1,542	817
Sales and marketing	1,653	1,102	4,697	3,390
General and administrative	1,809	1,213	4,848	3,493
Total stock-based compensation	$4,718	$2,900	$13,204	$8,591

9. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue
Product	$23,249	$19,303	$63,940	$50,807
Service	19,051	14,452	53,105	40,877
Total revenue	42,300	33,755	117,045	91,684

Cost of Revenue
Product	7,208	6,042	20,424	16,435
Service	9,241	6,253	28,358	18,037
Total cost of revenue	16,449	12,295	48,782	34,472

Gross profit
Product	16,041	13,261	43,516	34,372
Service	9,810	8,199	24,747	22,840
Total gross profit	25,851	21,460	68,263	57,212

Operating expenses	28,563	22,729	84,500	64,863
Interest income (expense), net and other	136	121	411	347
Loss before income taxes	$(2,576)	$(1,148)	$(15,826)	$(7,304)

10.	Income Taxes
The Company recorded a $1.1 million and $0.2 million provision for income taxes for the nine months ended September 30, 2017 and 2016, respectively. The provision for the nine months ended September 30, 2017 was primarily due to the accretion of the deferred tax liability associated with goodwill from previous acquisitions, taxes on international operations and state income taxes. The provision for the nine months ended September 30, 2016 was primarily due to taxes on international operations and state income taxes.
As of September 30, 2017, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of September 30, 2017, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2016.

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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 27.7% from $91.7 million for the nine months ended September 30, 2016 to $117.0 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, we recorded a net loss of $16.9 million compared to a net loss of $7.5 million for the nine months ended September 30, 2016.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, Singapore and parts of the Middle East, most of our customers are located in the United States. International customers represented 8.6%, 10.6% and 8.8% of our revenue in the nine months ended September 30, 2017, and the years ended December 31, 2016 and 2015, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
U.S. hospital spending on information technology is influenced by regulatory requirements and reimbursement earn-back incentives from federal healthcare reform. In addition, as patient volumes and reimbursement levels continue to fluctuate for many healthcare providers, hospitals exercise strong expense limits and reductions, also impacting capital purchases and departmental operating budgets through which our solutions are purchased. Despite this volatility, healthcare providers are emphasizing the importance of investing in solutions for communication and care coordination, a trend that we believe is favorable for us.
We outsource the manufacturing of our hardware products. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain manufacturing operations. We work closely with our contract manufacturer, SMTC Corporation, and other key suppliers to manage the procurement, quality and cost of components. We seek to maintain an optimal level of finished goods inventory to meet our forecast for sales and unanticipated shifts in sales volume and mix.
In the fourth quarter of 2016, we acquired all of the outstanding equity interest of Extension Healthcare for $52.5 million in cash. In addition, $2.5 million has been set aside for retention bonuses for key employees of which $0.5 million was paid in December 2016 and $2.0 million will be paid in $1.0 million increments in the fourth quarter of 2017 and 2018.
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
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2016, except as disclosed in Note 1 to the condensed consolidated financial statements “Recently Adopted Accounting Pronouncement.”

Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended September 30,				Nine months ended September 30,
Consolidated statement of operations data:	2017		2016		2017		2016
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$23,249	55.0%	$19,303	57.2%	$63,940	54.6%	$50,807	55.4%
Service	19,051	45.0	14,452	42.8	53,105	45.4	40,877	44.6
Total revenue	42,300	100.0	33,755	100.0	117,045	100.0	91,684	100.0
Cost of revenues
Product	7,208	17.0	6,042	17.9	20,424	17.5	16,435	17.9
Service	9,241	21.9	6,253	18.5	28,358	24.2	18,037	19.7
Total cost of revenues	16,449	38.9	12,295	36.4	48,782	41.7	34,472	37.6
Gross profit	25,851	61.1	21,460	63.6	68,263	58.3	57,212	62.4
Operating expenses:
Research and development	6,644	15.7	4,286	12.7	20,944	17.9	12,686	13.8
Sales and marketing	15,831	37.4	13,305	39.4	45,789	39.1	38,078	41.5
General and administrative	6,088	14.4	5,138	15.2	17,767	15.2	14,099	15.4
Total operating expenses	28,563	67.5	22,729	67.3	84,500	72.2	64,863	70.7
Loss from operations	(2,712)	(6.4)	(1,269)	(3.7)	(16,237)	(13.9)	(7,651)	(8.3)
Interest income	177	0.4	196	0.5	410	0.4	573	0.5
Other income (expense), net	(41)	(0.1)	(75)	(0.2)	1	—	(226)	(0.2)
Loss before income taxes	(2,576)	(6.1)	(1,148)	(3.4)	(15,826)	(13.5)	(7,304)	(8.0)
Provision for income taxes	(309)	(0.7)	(49)	(0.1)	(1,050)	(0.9)	(183)	(0.2)
Net loss	$(2,885)	(6.8)%	$(1,197)	(3.5)%	$(16,876)	(14.4)%	$(7,487)	(8.2)%
Revenue:

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Change		2017	2016	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$16,084	$14,106	$1,978	14.0%	$45,042	$36,540	$8,502	23.3%
Software	7,165	5,197	1,968	37.9	18,898	14,267	4,631	32.5
Total product	23,249	19,303	3,946	20.4	63,940	50,807	13,133	25.8

Service revenue
Maintenance and support	13,746	11,037	2,709	24.5	38,181	31,762	6,419	20.2
Professional services and training	5,305	3,415	1,890	55.3	14,924	9,115	5,809	63.7
Total service	19,051	14,452	4,599	31.8	53,105	40,877	12,228	29.9
Total revenue	$42,300	$33,755	$8,545	25.3%	$117,045	$91,684	$25,361	27.7
Three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Total revenue increased $8.5 million, or 25.3%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Product revenue increased $3.9 million, or 20.4%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Device revenue increased $2.0 million, or 14.0%, and software revenue increased $2.0 million, or 37.9%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges, third party devices and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue is primarily due to increased sales of our communications software licenses and expansions of existing customer licenses.
Service revenue increased $4.6 million, or 31.8%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Software maintenance and support revenue increased $2.7 million, or 24.5%, and professional services and training revenue increased $1.9 million, or 55.3%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to increases in implementation services for our solutions. We are seeing an increase in our professional service revenue as our deployments become larger and more complex.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Total revenue increased $25.4 million, or 27.7%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Product revenue increased $13.1 million, or 25.8%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Device revenue increased $8.5 million, or 23.3%, and software revenue increased $4.6 million, or 32.5%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in device revenue, which related entirely to our Communication solution, was driven primarily by an increase in unit sales of badges, third party devices and related accessories from new customers making initial purchases and existing customers expanding deployments within their facilities to new departments and users. The increase in software revenue is primarily due to increased sales of our communications software licenses and expansions of existing customer licenses.
Service revenue increased $12.2 million, or 29.9%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Software maintenance and support revenue increased $6.4 million, or 20.2%, and professional services and training revenue increased $5.8 million, or 63.7%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to increases in implementation services for our solutions.

Cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Change		2017	2016	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$7,208	$6,042	$1,166	19.3%	$20,424	$16,435	$3,989	24.3%
Service	9,241	6,253	2,988	47.8	28,358	18,037	10,321	57.2
Total cost of revenue	$16,449	$12,295	$4,154	33.8%	$48,782	$34,472	$14,310	41.5%

Gross margin
Product	69.0%	68.7%	0.3%		68.1%	67.7%	0.4%
Service	51.5%	56.7%	(5.2)%		46.6%	55.9%	(9.3)%
Total gross margin	61.1%	63.6%	(2.5)%		58.3%	62.4%	(4.1)%
Three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Cost of product revenue increased $1.2 million, or 19.3% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This was in line with the growth in product revenue which was driven by higher device volume.

Product gross margin as a percentage of product revenue increased in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due primarily to absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $3.0 million, or 47.8%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The cost of service revenue increased primarily due to increased headcount to support the growth in the number of deployments of our solutions and the impact of our recent acquisition. Service gross margin as a percentage of service revenue decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to increased headcount to support the growth in the number of deployments of our solutions.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Cost of product revenue increased $4.0 million, or 24.3% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This was in line with the growth in product revenue which was driven by higher unit volumes of both internal and third party devices. Product gross margin as a percentage of product revenue increased in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due primarily to higher software sales and absorption of fixed manufacturing overhead costs.
Cost of service revenue increased $10.3 million, or 57.2%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The cost of service revenue increased primarily due to increased headcount to support the growth in the number of deployments of our solutions and the impact of our recent acquisition. Service gross margin as a percentage of service revenue decreased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to increased headcount to support the growth in the number of deployments of our solutions.

Operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Change		2017	2016	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$6,644	$4,286	$2,358	55.0%	$20,944	$12,686	$8,258	65.1%
Sales and marketing	15,831	13,305	2,526	19.0	45,789	38,078	7,711	20.3
General and administrative	6,088	5,138	950	18.5	17,767	14,099	3,668	26.0
Total operating expenses	$28,563	$22,729	$5,834	25.7%	$84,500	$64,863	$19,637	30.3%
Three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Research and development expense. Research and development expense increased $2.4 million or 55.0% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was primarily driven from increased headcount related to our recent acquisition which resulted in a $1.8 million increase in compensation. The increase was also driven by a $0.2 million increase in outside services, a $0.1 million increase in travel and a $0.1 million increase in supplies.
Sales and marketing expense. Sales and marketing expense increased $2.5 million, or 19.0%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was primarily driven from increased headcount and intangibles related to our recent acquisition which resulted in a $2.0 million increase in compensation and a $0.3 million increase in amortization expense. The increase was also driven by a $0.2 million increase in outside services.
General and administrative expense. General and administrative expense increased $1.0 million, or 18.5%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was primarily due to a $1.0 million increase in compensation due to increased headcount from our recent acquisition.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Research and development expense. Research and development expense increased $8.3 million or 65.1% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily driven from increased headcount related to our recent acquisition which resulted in a $6.4 million increase in compensation, $0.7 million increase in outside services and a $0.3 million increase in travel expense.
Sales and marketing expense. Sales and marketing expense increased $7.7 million, or 20.3%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily driven from increased headcount and intangibles related to our recent acquisition which resulted in a $5.8 million increase in compensation and a $1.0 million increase in amortization expense. The increase was also driven by a $0.6 million increase in outside services and a $0.3 million increase in travel.
General and administrative expense. General and administrative expense increased $3.7 million, or 26.0%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily due to a $3.6 million increase in compensation due to increased headcount from our recent acquisition. The increase was also driven by a $0.1 million increase in travel.

Interest Income and Other Expense, Net:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Interest income	$177	$196	$(19)	$410	$573	$(163)
Other income (expense), net	(41)	(75)	34	1	(226)	227
Three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Interest income. Interest income did not significantly change for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Other income (expense), net. The change in other expense in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to foreign exchange fluctuations.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Interest income. Interest income did not significantly change for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Other income (expense), net. The change in other expense in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to foreign exchange fluctuations.

Liquidity and Capital Resources
As of September 30, 2017, we had cash and cash equivalents and short-term investments of $67.5 million and no debt. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Nine months ended September 30,
(in thousands)	2017	2016
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(5,173)	$7,649
Net cash provided by (used in) investing activities	(16,065)	11,972
Net cash provided by financing activities	1,045	907
Net increase (decrease) in cash and cash equivalents	$(20,193)	$20,528
Operating activities
Cash used in operating activities was $5.2 million for the nine months ended September 30, 2017, due to a net loss of $16.9 million and a reduction in lease-related performance obligations of $0.6 million, offset by non-cash items such as stock-based compensation of $13.2 million and depreciation and amortization of $5.8 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease of $1.3 million in inventories, an increase of $0.9 million in accrued payroll and other liabilities and a $4.1 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase in accounts receivable of $11.3 million, which was attributable to current period billings being in excess of collections on prior periods’ invoices, an increase of $1.5 million in prepaid expenses and other assets and a decrease of $0.4 million in accounts payable.
Cash provided by operating activities was $7.6 million for the nine months ended September 30, 2016, due to a net loss of $7.5 million, a reduction in lease-related performance obligations of $0.6 million, partially offset by non-cash items such as stock-based compensation of $8.6 million and depreciation and amortization of $2.3 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $4.8 million, which was attributable to collections on prior periods’ invoices exceeding the current period billings, an increase of $0.2 million in accrued payroll and other liabilities and a $2.2 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase of $1.5 million in inventories, an increase of $0.7 million in prepaid expenses and other assets and a decrease of $0.4 million in accounts payable.
Investing activities
Cash used in investing activities was $16.1 million for the nine months ended September 30, 2017, due to $46.0 million of short-term investment maturities, offset by $59.6 million for purchases of short-term investments. An additional $2.4 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash provided by investing activities was $12.0 million for the nine months ended September 30, 2016 due to $82.9 million for purchases of short-term investments, offset by $93.9 million and $4.9 million of short-term investment maturities and investment sales, respectively. An additional $3.9 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $1.0 million for the nine months ended September 30, 2017, attributable to $7.1 million of proceeds from stock option exercises and $1.2 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.3 million of cash from lease-related performance obligations. This was partially offset by $7.7 million cash paid for employee taxes paid on net share settlement.
Cash provided by financing activities was $0.9 million for the nine months ended September 30, 2016, attributable to $1.1 million of proceeds from stock option exercises, $0.8 million of proceeds from issuance of common stock from the employee stock purchase plan and $1.5 million of cash from lease-related performance obligations. This was partially offset by a $2.5 million cash paid for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.

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
As of September 30, 2017, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
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
We have incurred significant losses in the past and reported a net loss of $16.9 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $144.4 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

We depend on sales to the healthcare market for substantially all of our revenue, and a decrease in sales in the healthcare market would harm our business.

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 98%, 97% and 98% of our revenue for the nine months ended September 30, 2017 and for the years ended December 31, 2016 and 2015, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
Most of our solutions require a substantial upfront investment by new customers. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital. Even if hospital personnel determine that our solutions provide compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solution or expand our solution to other departments or users. Hospitals face significant budget constraints from unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, and penalties from the implementation of the Patient Protection and Affordable Care Act of 2010 (ACA) and now face new uncertainty as the President of the United States and members of the legislature have announced their intention to attempt to repeal or reform the ACA, as well as other healthcare reform. As a consequence, we may experience slowdowns and deferral of orders for our solution that could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our solutions, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.
While we are seeking to increase sales of our solutions to non-healthcare customers, we do not anticipate non-healthcare markets to represent a significant portion of our revenue for the foreseeable future.

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
As we continue to pursue opportunities for larger deals that have greater technical complexity, including deals that include the Engage software, we may experience a longer time period for the deals to deploy and as a result, our revenue recognition for these deals may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex deals across multiple sites, we have been and may continue to be required to agree to customer acceptance clauses. Delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional professional services or other costs in an effort to obtain such customer acceptance.

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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	our ability to successfully integrate acquired businesses;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	changes in customer deployment timelines;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and the varying revenue recognition rules that apply;

•	pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships and maintain existing reseller relationships;

•	the financial health of our resellers;

•	the implementation of new accounting rules, including changes in rules regarding the recognition of revenue;

•	our ability to successfully deploy our solutions in a timely manner;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions; and

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance.

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
Since 2009, three significant bills were signed into law that impact the U.S. healthcare system.  Those bills include The Health Information Technology for Economic and Clinical Health Act, enacted under Title XIII of the American Recovery and Reinvestment Act of 2009 (HITECH Act), the ACA, and the Health Care and Education Reconciliation Act of 2010. Together, these acts drive substantive changes over several years to the operating processes, reimbursements and rules governing the U.S. healthcare system. Further, the President of the United States and members of the legislature have stated their intent to significantly revise, repeal or reduce funding under the ACA. Uncertainty surrounding the status of the ACA and its regulations may impact the spending of our healthcare customers, and we cannot predict the effect on our business of any new legislation and regulations that may be adopted if the ACA is significantly changed or repealed.
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

We believe that a significant opportunity exists to sell our products to healthcare facilities in the Veterans Administration and Department of Defense (DoD). These customers require independent certification of compliance with specific requirements relating to encryption, security, interoperability and scalability, including Federal Information Processing Standard (FIPS) 140-2 and, as to DoD, certification by its Joint Interoperability and Test Command and under its Information Assurance Certification and Accreditation Process. We have received certification under certain of these standards for military-specific configurations of the Vocera Communication solution incorporating our badges. We continue to carry out further compliance activities and recertifications, as required. A failure on our part to achieve and maintain compliance and to respond to new threats and vulnerabilities, both as to current products and as to new product versions, could adversely impact our revenue.

Our efforts to sell our communications solutions in non-healthcare markets may not be successful.

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our Vocera Communication solution has been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 3% and 2% of our revenue for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015. If we cannot maintain these customers by providing communications solutions that meet their requirements, if we cannot successfully expand our communications solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our communications solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 33%, 34% and 37% of our revenue for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, we generated 8.6%, 10.6% and 8.8% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, the Republic of Ireland and New Zealand. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announced or completed acquisitions of businesses, technologies or assets by us or our competitor;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	our decision to seek equity or debt financing;

•	our public float relative to the total number of shares of our common stock that are issued and outstanding;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	rumors and market speculation involving us or other companies in our industry;

•	the dissemination of adverse or misleading reports or opinions about our business;

•	any major change in our management;

•	unfavorable economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war or incidents of terrorism.

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

VOCERA COMMUNICATIONS, INC.
Date: November 1, 2017	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: November 1, 2017	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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