Form 10-K
period 2017-12-31
VOCERA COMMUNICATIONS, INC.
filed 2018-03-05
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $631 million based upon the $26.42 closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates of registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2018, there were 29,524,347 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

VOCERA COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2017

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
Overview
We are a provider of secure, integrated, intelligent communication and workflow solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve quality of care, patient experience, staff resiliency and operational efficiency. Care teams at nearly 1,500 healthcare facilities worldwide have selected our solutions to call and text securely, reduce alarm fatigue, and to enhance workflow and help improve patient experience. Our solutions can also be found in hotels, nuclear facilities, retail stores and other environments where mobile workers need to communicate and access resources instantly.
Our communication and collaboration solution, which includes an intelligent enterprise software platform; a lightweight, wearable, voice-controlled communication badge; and smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to a range of smartphones both inside and outside the hospital, replacing legacy pagers and in-building wireless phones.
At the core of this solution is a patent-protected, enterprise-class server software platform. Our software platform is built upon a scalable architecture and recognizes more than 100 spoken commands. Users can instantly communicate with others using the Vocera Communication Badge or through client applications for iOS and Android devices. Our platform solution lets users communicate and collaborate with each other using voice or HIPAA-compliant secure texting, and unlike other solutions, allows users to reach people by their role, room assignment or department, without needing to know a person’s name or phone number. The system can also broadcast emergency messages to a single department or to an entire organization. Our solution can be integrated with other clinical systems, including Electronic Health Records (EHR), nurse call, patient monitoring and even some medical devices, to provide critical data, alerts, alarms and clinical context that enables workflow. Our enterprise-class software platform also features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices. Our platform allows clinicians to be away from the bedside while staying informed about their patients. Our portfolio of over 120 unique integrations enhances clinical workflow by enabling the interoperability of our solution with a significant number of clinical and operational systems used in hospitals today.
Beyond healthcare, our solutions are used to quickly and contextually connect staff in other mission-critical mobile-worker environments. In the hospitality industry, it is used to enhance guest experience, as well as staff productivity and responsiveness. In the nuclear power industry, our solutions are used to instantly connect people and resources. In education, schools use our solutions to increase security and staff communication and libraries use it to enable their staff to be more mobile and attentive to patrons.

Over our 18-year history, we have significantly enhanced and added features and functionality to these solutions through ongoing development based on frequent interactions with our customers.
One of our newer products is Vocera Care Experience, a hosted software suite that coordinates and streamlines provider-to-patient and provider-to-provider communication to improve quality of care, patient and staff experience, reduce care provider's risk and improve reimbursements.  The solution provides personalized patient instructions and education; provides alerts and notifications to physicians and caregivers of patients’ changing care plans or status; and tracks patient experience before, during and after hospitalization.
Our Experience Innovation Network, a thought leadership collaborative, is a membership-based program designed to spread the adoption of leading strategies to improve patient experience and staff resiliency.
As of December 31, 2017, our solutions were selected by nearly 1,500 healthcare facilities, including large hospital systems, small and medium-sized local hospitals, clinics, surgery centers and aged-care facilities. We sell our solutions to our healthcare customers primarily through our direct sales force in the United States, with resellers for certain U.S. Government business, and through both direct sales and select distribution channels in international markets.
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
Broadly, we believe the healthcare industry is placing greater emphasis on the need for better communication and workflow to meet increasing requirements for care quality, patient safety, efficiency and patient satisfaction. Healthcare providers also require greater coordination of care among clinicians for the industry’s shift towards population health and paying for value instead of the traditional fee-for-service reimbursement model. This shift to value-based purchasing incorporates financial incentives for hospitals to improve the quality of care and patient satisfaction. A number of non-government organizations, such as The Joint Commission, are also requiring improvements in patient safety and quality of care. These forces are driving hospitals to invest in technology and process improvements to manage their operations more efficiently, improve quality of care, and increase patient satisfaction and staff resiliency. Our solutions help hospitals increase productivity and reduce costs by enhancing workflow and improving patient and staff satisfaction through secure, integrated and intelligent communication.

Our strategy
Our goal is to extend our leadership position as a provider of communication and workflow solutions in the healthcare market and add new customers in non-healthcare markets.
Key elements of our strategy include:

•
Expand our business to new U.S. healthcare customers.    We believe our solutions can provide significant value to health systems, hospitals and smaller healthcare facilities. We plan to continue to add new customers among hospitals of all sizes, and expand to outpatient clinics and skilled nursing facilities.

•
Further expand our footprint within our existing installed customer base.    Typically, our customers initially deploy our solutions in a few departments of a hospital and gradually expand to additional departments as they come to fully appreciate its value. We have a significant opportunity to up-sell and cross-sell to our existing customers, including into new hospitals that are part of an existing healthcare system customer. Key sales strategies include expanding our footprint at existing customer facilities and capturing additional revenue by cross selling additional solutions. We plan to continue expanding within our existing customers in order to grow our revenue and maintain and improve customer experience.

•
Extend our technology advantage and create new product solutions.    We intend to continue our investment in research and development to enhance the functionality of our solutions and further differentiate them from other competing solutions. We plan to invest in product upgrades, product line extensions and new solutions to enhance our portfolio, including further development of applications for iOS and Android devices.

•
Increase our health system selling efforts. Our increasingly comprehensive product suite is enabling us to sell to large health systems.  These sales efforts typically involve conversations with more senior decision makers and result in larger deal sizes with complex and elongated sales cycles.  We have organized a national sales accounts team to pursue more of these opportunities in the future.

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

•
Pursue acquisitions of complementary businesses, technologies and assets.    Over the last seven years we have completed a number of acquisitions to help us achieve our strategic vision by enhancing our product offering and enabling us to enter new markets. Our acquisitions have expanded our solutions offering, demonstrating that we can successfully source, acquire and integrate complementary businesses, technologies and assets. We intend to continue to pursue acquisition opportunities that we believe can accelerate the growth of our business.

•
Grow our international healthcare presence.    Today, in addition to our core U.S. market, we sell into other English-speaking markets, including Canada, the United Kingdom, Australia, New Zealand, and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. We believe that the rapid pace of investment in new healthcare facilities in these developing international markets provides a significant opportunity for growth. As of December 31, 2017, our solutions were selected by approximately 250 healthcare facilities outside the United States. We plan to utilize both our direct sales force and leverage channel partners to expand our presence into other markets over time.

•
Expand our solutions in non-healthcare markets.    While our primary focus is on the healthcare market, our solutions also provide great value in non-healthcare markets. Our solutions have been selected facilities in markets beyond healthcare including hospitality, energy and other mission critical mobile worker environments. Currently, this is not a material portion of our revenue, but longer term, we believe these markets could represent potential opportunities for growth.

Our products, technology and services
Our solutions include the Vocera Communication and Workflow System, Vocera Care Experience and our Experience Innovation Network, a thought leadership collaborative. To complement our solutions, we provide services, support and education to help our customers optimize the benefits of our solutions.
Vocera Communication and Workflow System
The Vocera Communication and Workflow System is comprised of a unique software platform that connects communication devices, including our hands-free, wearable, voice-controlled communication badges, and third-party mobile devices that use our software applications to become our enterprise-class software platform. The system transforms the way mobile workers communicate by enabling them to instantly connect via voice or secure text messaging. With a portfolio of over 120 third-party party clinical integrations, our system also enables the intelligent delivery of alerts and alarms to a variety of mobile devices, providing real time situation awareness to care providers. Our hands-free voice capability allows mobile workers to connect with the right person simply by saying or selecting the name, function or group name of the person they want to reach, often while remaining at the point-of-care. Our system responds to over 100 spoken commands.
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
Components of the Vocera Communication and Workflow System include:

•
Vocera Software Platform.    At the heart of our Vocera Communication and Workflow System is a patent-protected, enterprise-class software platform. The intelligence of our client-server system is contained primarily within our server-software. This platform contains an optimized speech recognition engine, intelligent call routing and management functionality, reporting and analytics tools, clinical directories and user profiles. In addition, our platform has the ability to integrate with a significant number of third-party clinical systems, including telephony, nurse call, patient monitoring and EHR systems. Our software platform features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices, helping to improve patient safety and satisfaction and increase operational efficiency. By providing real-time situational awareness about the patients and care teams, we enable healthcare workers to be more effective and suffer less from alarm and alert fatigue. Recognizing the rapidly expanding footprint of care, our scalable software platform can support multiple geographic sites and multiple facilities within a healthcare system to help clinicians stay connected to the current status of their patients.

•
Vocera Badge.    Our badge is a wearable device weighing less than two ounces that operates over customers’ industry-standard Wi-Fi networks. The badge is worn clipped to a shirt or on a lanyard. It can be used to conduct hands-free communication and is the only hands-free device of its kind. It enables instant two-way voice conversations without the need to remember a phone number or use a handset. An over-the-air update mechanism seamlessly updates device software. Our badge also incorporates automatic diagnostic mechanisms that feed data on wireless network performance back to the software platform for reporting and diagnosis of problems. Our newest B3000n badge has received the FIPS 140-2 certification from the National Institute of Standards and Technology. We have also received an Authority to Operate (ATO) certification from the U.S. Department of Defense. Both of these certifications are requirements to sell our solutions to U.S. government and military hospital and medical facilities.

•
Vocera Smartphone Applications. Vocera's suite of smartphone applications enable a seamless multi-mode communications and collaboration experience; combining the unique calling, texting, alerting and content distribution capabilities of Vocera into a secure, easy-to-use smartphone application. Available and certified for use on commercially-available iOS and Android devices, our smartphone applications support both personal (BYOD) and shared device usage models. A specific version of our smartphone software includes our instant voice communication solution and our secure enterprise messaging and alerting solution that enable the robust, reliable and HIPAA-compliant delivery of critical pages, text, messages, alarms and alerts. Users can receive and send messages from smartphones, through a web-based console, or through integrated third-party clinical systems. We also offer Vocera Secure Texting, an easy to use alternative to non-secure SMS texting that enables HIPAA-compliance, extending the power of our solution to physicians and care teams that are located both inside and outside the hospital. Vocera Secure Texting balances security and convenience by providing an easy-to-use, HIPAA-compliant messaging application. Vocera Secure Texting is available at no additional cost to existing Vocera customers who are current with their software maintenance contract.

•
Choice of Mobile Devices. We resell the Zebra Technologies MC40-HC and TC51 Android mobile computers. These devices are offered as a bundled solution with our smartphone applications to provide a complete, turnkey solution for our customers’ clinical communication needs. We also deliver our solution on iOS devices. This gives our customers a choice of different devices to access the power of the Vocera software platform.

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
Services
Our customer-centric strategy is supported by our services and support capabilities, which help customers optimize their use of Vocera solutions and enhance users' experience with our products. Our services organization consists of the following:

•
Professional services.    Our professional services help customers successfully deploy, manage, update and/or expand their Vocera systems in order to gain the full benefits of our solutions. As of December 31, 2017, our professional services team consisted of 114 professionals with expertise in wireless communication, clinical workflow, end-user training, speech science and project management. We offer a full suite of services, including clinical workflow design, wireless assessment, solution configuration, training and project management, enabling customers to integrate our solutions and improve workflow efficiency and staff productivity. We also provide classroom and distance learning curricula for systems administrators, information technology professionals and clinical educators.

•
Software Maintenance and Technical support.   We provide 24x7 technical support to our customers through our support centers in San Jose, California; Fort Wayne, Indiana; Toronto, Canada; Knoxville, Tennessee and Reading, United Kingdom. As of December 31, 2017, our technical support team consisted of 60 technical support professionals with expertise in wireless, telephony, integration, servers and client devices. Our team utilizes remote diagnostic tools to proactively assess the performance of customer systems. We assign technical account management resources to our largest accounts to help them expand the use of our solutions and facilitate adoption of new functionality. Software maintenance entitles customers to unspecified upgrades, bug fixes and patch releases. Additional services, including an annual Remote System Health Assessment and biweekly technical webinar education, are offered as project-based consulting or through our membership collaborative.

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

Sales and marketing
Sales
Our sales employees call on hospitals and healthcare systems in the United States, Canada, the United Kingdom, Australia, New Zealand and several countries in the Middle East. As of December 31, 2017, we had 153 sales and account support employees. The sales team is organized to allow us to better serve our customers and to support the different elements of our sales strategy. We supplement our sales organization by utilizing a U.S. government-authorized reseller to facilitate our sales to Veterans Administration and Department of Defense healthcare facilities. We also use resellers in certain international markets to supplement our sales efforts. Certain members of the sales team focus on the development of new customer relationships with large integrated health systems and government healthcare facilities. We enhance our sales efforts by including in our sales staff individuals with nursing backgrounds to address clinical uses with, and provide utilization advice to, customers and potential customers. We have also staffed our sales team with system engineers who focus on the technical elements of system optimization, particularly wireless, and overall product configuration. We have a small direct sales team to focus on developing our non-healthcare business, including hospitality, energy and other mission-critical mobile work environments.

Marketing
Our marketing efforts focus on building awareness and generating demand. We believe that continuing to increase our brand recognition is important for the growth of our business as well as generating demand for our solutions. As of December 31, 2017, we had 30 employees in marketing, product management and business development.
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
Customers
Our solutions have been selected by over 1,700 facilities worldwide, of which nearly 1,500 are hospitals and other healthcare facilities, and approximately 250 of those are outside of the United States. Our healthcare customers include national and international health and hospital systems, large and medium-sized independent and academic hospitals, small hospitals and healthcare facilities, and U.S. governmental hospitals and care facilities. With our diverse customer base we have very low customer revenue concentration.
During 2017 and 2016, non-U.S. markets represented approximately 10.5% and 10.6% of our revenue, respectively. We are developing plans to offer our solutions in a wider range of international markets.
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
The most significant alternative with which we compete for sales in the hospital are in-building wireless telephones and smartphone applications. While we compete with the providers of these wireless phones in making sales to hospitals, they do not at this time purport to contain the system intelligence, integrated workflow and convenience of our communication and workflow solutions. The market for in-building wireless phones is dominated by large communications companies such as Cisco Systems, Ascom and Spectralink.

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

We may face increased competition in the future, including from large, multinational companies with significant resources. Potential competitors may have existing relationships with purchasers of other products and services within the hospital, which may enhance their ability to gain a foothold in our market. In addition, the continuing expansion of our communication and workflow collaboration capabilities, may introduce us to a broader set of competitors. These competitors may include companies that provide clinical workflow solutions, enterprise software, cloud-based solutions and electronic health records.
Research and development
Our continued investment in research and development is critical to our business. We have assembled teams of engineers with expertise in various fields, including software, firmware, database design, applications, speech recognition, wireless communication and hardware design. We employ research and development personnel in San Jose, California; Fort Wayne, Indiana; Knoxville, Tennessee; Toronto, Canada and Bangalore, India. There were 152 full-time research and development employees as of December 31, 2017. We also utilized small teams of contractors in India and Ukraine to assist with quality assurance testing and automation, and targeted development efforts. Our research and development expenditures were $27.7 million, $18.3 million and $17.0 million in 2017, 2016 and 2015, respectively.
Intellectual property
Our success depends, in part, upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We held 30 U.S. patents as of December 31, 2017, including patents on many capabilities of our software platform and communication badge.  The expiration dates of these patents range from 2018 through 2032. One or more utility patents have also been issued in Australia, Canada, India, Japan and the European Patent Office (with validation in Germany, United Kingdom and Netherlands). A European Community design patent has been issued that protects the design in multiple European jurisdictions.
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
Manufacturing operations and suppliers
We outsource the manufacturing of our device products to original design manufacturers and contract manufacturers, including SMTC Corporation (SMTC). Our communication badge is currently built in Mexico using custom tools and test equipment owned by us. Initial volumes of new products may be manufactured by our contract manufacturer in U.S. facilities. Most of our accessories, including batteries, chargers and attachments, are built by original design manufacturers in Asia.
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
We also resell the Zebra Technologies MC40-HC and TC51 Android mobile computers. These devices are offered as a bundled solution with our smartphone applications to provide a complete, turnkey solution for our customers’ clinical communication needs.
Employees
As of December 31, 2017, we had 590 employees, consisting of 22 in manufacturing and quality operations, 152 in research and development, 183 in sales and marketing, 174 in services and support and 59 in general and administrative. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider current employee relations to be good.

Backlog
Our backlog of undelivered orders was $64.4 million and $69.5 million at December 31, 2017 and 2016, respectively. Of the current backlog, all but $13.4 million is expected to be delivered in 2018.
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
In addition, we are subject to privacy and security regulations in other jurisdictions. For example, the European Union (EU) adopted the Data Protection Directive (DPD) (officially Directive 95/46/EC), imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. In May 2016, the EU formally adopted the General Data Protection Regulation, which will apply to all EU member states beginning May 2018 and will replace the current DPD. The regulation introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It will increase our responsibility and liability in relation to personal data that we process and we expect to put in place additional mechanisms ensuring compliance with the new EU data protection rules.  Additionally, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities.
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
Medical device regulation
The U.S. Food and Drug Administration (FDA) regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. We have concluded that our communication products are general-purpose communication solutions and are not subject to FDA regulation. However, either the FDA could disagree with our conclusion or changes in our product or the FDA’s evolving regulations could lead to the imposition of medical device regulation on more of our products. In this event, we would be subject to additional regulatory requirements, including the expense of compliance with Medical Device Reporting and Quality System regulation and the potential of liability for failure to comply, and we could be required to obtain 510(k) clearance or premarket approval of those products from the FDA prior to commercial distribution. Some of the new products acquired as a result of the Extension Healthcare and mVisum acquisitions are regulated by the FDA as Class II medical devices under applicable law and FDA regulations. This includes potentially being subject to the 2.3% excise tax that was initially legislated under the Affordable Care Act, but which has been delayed through 2019 by a moratorium on the tax included in recent Congressional budget legislation passed in January of 2018. Class II devices are devices classified by the FDA as posing a moderate to high risk and therefore subject to both “general controls” and “special controls,” as such terms are defined in the Food, Drug and Cosmetics Act. Further, our other products could become subject to the 2.3% excise tax when it becomes effective, if the FDA were to determine in the future that they constitute medical devices.
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
Information about segment and geographic revenue
Information about segment and geographic revenue is set forth in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income (loss) for the years ended December 31, 2017, 2016 and 2015, and our total assets as of December 31, 2017 and 2016, is included in our Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Executive officers
The names of our executive officers, their ages as of March 5, 2018, and their positions are shown below.

Name	Age	Position
Brent D. Lang	50	President and Chief Executive Officer
Justin R. Spencer	46	Executive Vice President and Chief Financial Officer
Douglas A. Carlen	48	Vice President Legal and General Counsel
M. Bridget Duffy, M.D.	58	Chief Medical Officer
Paul T. Johnson	54	Executive Vice President of Sales and Services

The Board chooses executive officers, who then serve at the Board’s discretion. There is no family relationship between any of our directors or executive officers.

Brent D. Lang assumed the role of President and Chief Executive Officer and a board member effective June 1, 2013. Mr. Lang served as our President and Chief Operating Officer from October 2007 through May 2013. From February 2007 to October 2007, he served as our Executive Vice President, from January 2007 to June 2007, he served as our Acting Chief Executive Officer, and from June 2001 through January 2007, he served as our Vice President of Marketing and Business Development. From September 1995 to June 2001, Mr. Lang served as senior director of marketing for 3Com Corporation, a networking company, where he was responsible for 3Com’s digital home products. From June 1991 to June 1993, Mr. Lang worked as a strategy consultant for Monitor Company, Inc., a consulting firm, advising Fortune 500 companies. Mr. Lang earned a B.S. degree in Industrial and Operations Engineering from the University of Michigan and an M.B.A. degree from the Stanford University Graduate School of Business.

Justin R. Spencer has served as our Executive Vice President and Chief Financial Officer since August 2014. From September 2008 to November 2013, he served as Executive Vice President and Chief Financial Officer for Symmetricom, Inc., a provider of precise timekeeping and synchronization solutions, which was acquired by Microsemi Corporation in November 2013. From June 2007 to April 2008, Mr. Spencer served as the Executive Vice President and Chief Financial Officer at Covad Communications Group Inc., a provider of broadband integrated voice and data communications. From November 2002 until May 2007, Mr. Spencer served in various positions at Covad Communications Group Inc., including Interim Chief Financial Officer, Vice President of Finance and Director of Corporate Development. Mr. Spencer currently serves on the Board of Directors of iPass Inc., including as Audit Committee Chair. Mr. Spencer holds a bachelor’s degree in accounting from the University of Utah and a master’s degree from The Wharton School.

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

We have incurred significant losses in the past and reported a net loss of $14.2 million for the year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $141.7 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

We depend on sales in the healthcare market for substantially all of our revenue, and a decrease in sales in the healthcare market would harm our business.

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 98%, 97% and 98% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
Most of our solutions require a substantial upfront investment by new customers. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital. Even if hospital personnel determine that our solutions provide compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solutions or expand our solutions to other departments or users. Hospitals face significant budget constraints from unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, and penalties from the implementation of the Patient Protection and Affordable Care Act of 2010 (ACA) and now face uncertainty as the President of the United States and members of the legislature have announced their intention to attempt to repeal or reform the ACA, as well as other healthcare reform. As a consequence, we may experience slowdowns and deferral of orders for our solutions that could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our solutions, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.
While we are seeking to increase sales of our solutions to non-healthcare customers, we do not anticipate non-healthcare markets to represent a significant portion of our revenue for the foreseeable future.

If we fail to offer high-quality services and support for any of our solutions, our operating results and our ability to sell those solutions in the future will be harmed.

Our ability to sell our solutions is dependent upon our professional services and technical support teams providing high-quality services and support. Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, clinical integration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is deemed unsatisfactory, we may incur significant costs to attain and sustain customer satisfaction or, in extreme cases, our customers may choose not to deploy our solutions. As we rapidly hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners to provide high-quality services and support in markets outside the United States could also harm sales of our solutions.
As we continue to pursue opportunities for larger deals that have greater technical complexity, including deals that include the Engage software, we may experience a longer time period for the deals to deploy and as a result, our revenue recognition for these deals may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex deals across multiple sites, we have been, and may continue to be, required to agree to customer acceptance clauses. Delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional professional services or other costs in an effort to obtain such customer acceptance.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle of nine to twelve months or more. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. Similarly, our increasing dependence on larger, hospital-wide deployments may increase fluctuations in our revenue and operating results because the failure to complete a significant sale, or the loss of a large customer will have a greater impact on those results. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, we experienced elongated sales cycles due to uncertainty surrounding healthcare reform and lower hospital admission trends in 2013 and 2014, and it is possible that the current uncertainty about healthcare will extend hospital sales cycles. Hospitals in the U.S. continue to face significant uncertainty over the continuing impact of federal government budgets, and continuing changes in the implementation and deadlines for compliance with the ACA, the potential repeal or reform of the ACA, changes to Medicare and Medicaid reimbursement, Federal budgeting in the Veterans Administration and Department of Defense, and other healthcare reform legislation, as well as potential future statutes and rulemaking.

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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	the availability of government funding for healthcare facilities operated by the United States federal government;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	our ability to successfully integrate acquired businesses;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	changes in customer deployment timelines;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and the varying revenue recognition rules that apply;

•	pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships and maintain existing reseller relationships;

•	the financial health of our resellers;

•	our ability to successfully deploy our solutions in a timely manner;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions;

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance;

•	fluctuations in foreign currencies in the international markets in which we operate; and

•
future accounting pronouncements and changes in accounting policies, including our ability to implement the new procedures and processes necessary to accurately recognize and forecast our revenue under the new revenue recognition standard, Accounting Standards Codification No. 606 (ASC 606).

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

Substantially all of our revenue is derived from customers in the healthcare industry, in particular, hospitals. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Developments generally affecting the healthcare industry, including new regulations or new interpretations of existing regulations, could adversely affect spending on information technology and capital equipment by reducing funding, changing healthcare pricing or delivery or creating impediments for obtaining healthcare reimbursements, which together with declining admission trends, could cause our sales to decline and negatively impact our business. For example, the margins of our hospital customers are modest, and pending changes in reimbursement for healthcare costs may reduce the overall solvency of our customers or cause further deterioration in their financial or business condition.
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
Federal budget activities also impact our customers. We believe that it is likely that additional legislative changes by Congress and rulemaking by HHS will continue. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the year ended December 31, 2017, we generated approximately 18% of our revenue from these customers. These customers have been and may continue to be impacted by budgetary and legislative actions.
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

We believe that the primary competition for our solutions has consisted of traditional methods using wired and wireless phones, pagers and overhead intercoms. While we believe that our system is superior to these legacy methods, our solutions require a significant infrastructure investment by a hospital and many hospitals’ spending is severely constrained by other priorities.
Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones also sell their products to hospitals as components of communication solutions. Of these product categories, in-building wireless telephones and pagers represent the most significant current competition for the sale of our solutions. The market for in-building wireless phones is dominated by communications companies such as Cisco Systems, Ascom and Spectralink. In addition, the growing proliferation of smartphones and related applications, including cloud-based applications, represents another category of competitive offerings. While we consider secure text-messaging using smartphones a feature valued by many customers, we do not believe most of our potential customers would consider that feature alone an adequate substitute for a comprehensive multi-mode communication solution. Some customers may choose solutions that are not HIPAA-compliant, given their budget constraints. Furthermore, in clinical integrations and middleware we compete with companies including Connexall and Philips Healthcare.

While we do not currently have a directly comparable single competitor that provides a solution as richly-featured as the Vocera Communication and Workflow System for the healthcare market, we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies, which may include electronic health record vendors or other large software companies, may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. For example, some of the electronic health record vendors have started to offer secure text messaging as an additional service. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition. In addition, our acquisition of Extension Healthcare may introduce us to a broader set of competitors.

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

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions or potential liability. Security breaches could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources.

We depend on a number of sole source and limited source suppliers, and if we are unable to source our components from them, our business and operating results could be harmed.

We depend on sole and limited source suppliers for several hardware components of our solutions, including our batteries and integrated circuits. We purchase inventory generally through individual purchase orders. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. These suppliers typically rely on purchase orders rather than long-term contracts with their suppliers, and as a result, even if available, the supplier may not be able to secure sufficient materials at reasonable prices or of acceptable quality to build our components in a timely manner. Any of these circumstances could cause interruptions or delays in the delivery of our solutions to our customers, and this may force us to seek components from alternative sources, which may not have the required specifications, or be available in time to meet demand or on commercially reasonable terms, if at all. Any of these circumstances may also force us to redesign our solutions if a component becomes unavailable in order to incorporate a component from an alternative source.
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

Because we depend on contract manufacturers and original design manufacturers, our operations could be harmed and we could lose sales if we encounter problems with these manufacturers.

We do not have internal manufacturing capabilities and rely upon a contract manufacturer, SMTC, to produce the primary hardware component of our solutions. We have entered into a manufacturing agreement with SMTC that is terminable by either party with advance notice and that may also be terminated for a material uncured breach. We expect to enter into additional contract manufacturing agreements as we expand our business. We also rely on original design manufacturers, or ODMs, to produce accessories, including batteries, chargers and attachments. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. If SMTC, or another contract manufacturer or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solutions to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.
SMTC, other contract manufacturers or ODMs may experience problems that could impact the quantity and quality of hardware components of our Vocera Communication and Workflow System, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. SMTC, other contract manufacturers and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner. The majority of the hardware components of our Vocera Communication and Workflow System are manufactured in Asia or Mexico and adverse changes in political or economic circumstances in those locations could also disrupt our supply and quality of components of our solutions. In addition, U.S. government officials have recently proposed changes in trade, fiscal or tax policies, and any such changes in the U.S. or in other countries from which we source components of our products could adversely affect our business.
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

We place orders with our contract manufacturers, including SMTC, and we and our contract managers place orders with suppliers based on forecasts of customer demand. Because of our international low cost sourcing strategy, our lead times are long and cause substantially more risk to forecasting accuracy than would result were lead times shorter. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates affecting our ability to meet our customers’ demands for our solutions. We also may face additional forecasting challenges due to product transitions in the components of our solutions, or to our suppliers discontinuing production of materials and subcomponents required for our solutions. If demand for our solutions increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to source additional materials and subcomponents to produce components of our solutions or to expedite the manufacture and delivery of additional inventory. If we underestimate customer demand, our contract manufacturer may have inadequate materials and subcomponents on hand to produce components of our solutions, which could result in manufacturing interruptions, shipment delays, deferral or loss of revenue, and damage to our customer relationships. Conversely, if we overestimate customer demand, we and SMTC may purchase more inventory than required for actual customer orders, resulting in excess or obsolete inventory, thereby increasing our costs and harming our operating results.

If hospitals do not have and are not willing to install, upgrade and maintain the wireless infrastructure required to effectively operate our solutions, then they may experience technical problems or not purchase our solutions at all.

The effectiveness of our solutions depends upon the quality and compatibility of the communications environment that our healthcare customers maintain. Our solutions require voice-grade wireless, or Wi-Fi, installed through large enterprise environments, which can vary from hospital to hospital and from department to department within a hospital. Many hospitals have not installed a voice-grade wireless infrastructure. If potential customers do not have a wireless network that can properly and fully interoperate with our solutions, then such a network must be installed, or an existing Wi-Fi network must be upgraded or modified, for example, by adding access points in stairwells, for our solutions to be fully functional. The additional cost of installing or upgrading a Wi-Fi network may dissuade potential customers from installing our solutions. Furthermore, if changes to a customer’s physical or information technology environment cause integration issues or degrade the effectiveness of our solutions, or if the customer fails to upgrade or maintain its environment as may be required for software releases or updates or to ensure our solution’s effectiveness, the customer may not be able to fully utilize our solutions or may experience technical problems, or these changes may impact the performance of other wireless equipment being used. If such circumstances arise, prospective customers may not purchase or existing customers may not expand their use of or deploy upgraded versions of our solutions, thereby harming our business and operating results.

If we fail to achieve and maintain certification for certain U.S. federal standards, our sales to U.S. government customers will suffer.

We believe that a significant opportunity exists to continue to sell our products to healthcare facilities in the Veterans Administration and Department of Defense (DoD). These customers require independent certification of compliance with specific requirements relating to encryption, security, interoperability and scalability, including Federal Information Processing Standard (FIPS) 140-2 and, as to DoD, certification by its Joint Interoperability and Test Command and under its Information Assurance Certification and Accreditation Process. We have received certification under certain of these standards for military-specific configurations of our solution incorporating our badges. We continue to carry out further compliance activities and recertifications, as required. A failure on our part to achieve and maintain compliance and to respond to new threats and vulnerabilities, both as to current products and as to new product versions, could adversely impact our revenue.

Our efforts to sell our solutions in non-healthcare markets may not be successful.

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 3% and 2% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions is slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our solutions also may not contain the functionality required by these non-healthcare markets or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements, or that sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges, which can require customers to perform software upgrades to their systems, and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our solutions. We also may incur substantial costs or delays in the manufacture of any additional new products or models as we seek to optimize production methods and processes at our contract manufacturer. In addition, we expect that we will at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 32%, 34% and 37% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the years ended December 31, 2017, 2016 and 2015, we generated 10.5%, 10.6% and 8.8% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

Our solutions incorporate complex technology, are deployed in a variety of complex hospital environments and must interoperate with many different types of devices and hospital systems. While we test the components of our solutions for defects and errors prior to release, we or our customers may not discover a defect or error until after we have deployed our solution, integrated it into the hospital environment and our customer has commenced general use of the solution. In addition, our solutions in some cases are integrated with hardware and software offered by “middleware” vendors in order to interoperate with nurse call systems, device alarms and other hospital systems. If we cannot successfully integrate our solutions with these vendors as needed or if any hardware or software of these vendors contains any defect or error, then our solutions may not perform as designed, or may exhibit a defect or error.
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

In connection with our healthcare business, we handle and have access to personal health information subject in the United States to HIPAA or HITECH, regulations issued pursuant to these statutes, state privacy and security laws and regulations, and associated contractual obligations as a “business associate” of healthcare providers. These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply. Our failure to accurately anticipate the application or interpretation of these statutes, regulations and contractual obligations as we develop our solutions, a failure by us to comply with their requirements (e.g., evolving encryption and security requirements) or an allegation that defects in our products have resulted in noncompliance by our customers could create material civil and/or criminal liability for us, resulting in adverse publicity and negatively affecting our business.
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

In 2012, we began offering our solutions to our customers through multi-year equipment lease agreements. In connection with each sale, we recognize product-related revenue at the net present value of the lease payment stream once our obligations related to such sale have been met. We plan to sell the bulk of these leases, including the related accounts receivables, to third party lease finance companies on a non-recourse basis. We will have to retain unsold leases in-house, which will expose us to the creditworthiness of such lease customers over the lease term. For the leases that we retain in-house, our ability to collect payments from a customer or to recognize revenue for the sale could be impaired if the customer fails to meet its obligations to us such as in the case of its bankruptcy filing or deterioration in its financial position, or has other creditworthiness issues, any of which could harm our revenue and operating results.

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

Our solutions are utilized by healthcare professionals and others in the course of providing patient care. As a result patients, family members, physicians, nurses or others may allege we are responsible for harm to patients or healthcare professionals due to defects in, the malfunction of, the characteristics of, or the operation of, our solutions. Any such allegations could harm our reputation and ability to sell our solutions. For example, we are currently a defendant, along with several other healthcare and equipment providers, in a litigation involving the death of a patient undergoing surgery at a hospital of one of our customers. The Company plans to defend itself vigorously in this matter, but the outcome of any litigation is inherently uncertain.
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
Multiple negative consequences could ensue if a material weakness in our internal control over financial reporting is identified in the future, or we are not able to comply with the requirements of Section 404 in a timely manner, or we do not maintain effective controls. For example, our reported financial results could be materially misstated or could be restated, we could receive an adverse opinion regarding our controls from our independent registered public accounting firm, or we could be subject to investigations or sanctions by regulatory authorities. All of these outcomes would require additional financial and management resources, and the market price of our stock could decline.

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

Location	Approximate square feet	Primary use	Lease expiration date
San Jose, California	70,000	Corporate headquarters and product warehousing	March 31, 2022
Fort Wayne, Indiana	27,860	Development, sales and support	February 28, 2023
Knoxville, Tennessee	7,502	Development, sales and support	March 31, 2018
San Francisco, California	3,054	Vocera Care Experience offices	May 31, 2019
Toronto, Canada	4,578	Development, sales and support	April 30, 2019
Reading, United Kingdom	865	Sales and support	December 31, 2020
Bangalore, India	20,734	Development	July 24, 2022
Dubai, United Arab Emirates	950	Sales and support	December 20, 2018

Item 3.	Legal Proceedings
We are currently, and may from time to time be, involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business.

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
Market Information
Our common stock has been listed on the New York Stock Exchange under the symbol “VCRA” since March 28, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Year ending December 31, 2017
First Quarter	$25.12	$17.69
Second Quarter	$28.15	$22.85
Third Quarter	$31.82	$24.54
Fourth Quarter	$32.23	$24.84

	High	Low
Year ending December 31, 2016
First Quarter	$16.02	$11.36
Second Quarter	$13.42	$10.46
Third Quarter	$17.48	$12.68
Fourth Quarter	$20.00	$16.10

Holders of Common Stock
As of March 1, 2018, we had 49 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
The following stock performance graph compares the cumulative total return provided to holders of the common stock of Vocera Communications, Inc. relative to the cumulative total returns of the New York Stock Exchange Composite Index and the Standard & Poor's 1500 Health Care Technology Index over a five year period.  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2012, including reinvestment of dividends, and its relative performance is tracked through December 31, 2017.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Vocera Communications Inc.	100.00	62.19	41.51	48.61	73.67	120.40
NYSE Composite	100.00	126.28	134.81	129.29	144.73	171.83
S&P Health Care Technology	100.00	143.59	166.56	155.00	122.02	173.60

Issuer Purchases of Equity Securities
During the three months ended December 31, 2017, we did not repurchase any of our securities.

Item 6.	Selected Financial Data
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
We derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited financial statements included elsewhere in this report. We derived the consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements that do not appear in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Consolidated statements of operations data:
Total revenue	$162,548	$127,696	$104,086	$95,421	$102,498
Gross profit	97,621	78,621	64,576	58,185	64,189
Net (loss) income	(14,217)	(17,267)	(17,106)	(28,297)	(10,465)
Net (loss) income attributable to common stockholders	$(14,217)	$(17,267)	$(17,106)	$(28,297)	$(10,465)

Net (loss) income per share attributable to common stockholders
Basic and diluted	$(0.50)	$(0.64)	$(0.66)	$(1.12)	$(0.43)
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic and diluted	28,655	26,859	25,971	25,329	24,621

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$81,233	$74,066	$116,774	$116,261	$127,676
Total assets	194,511	182,073	162,261	159,628	173,107
Total stockholders’ equity	108,975	103,441	104,431	109,712	125,563

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Business overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers enhance patient safety and experience, improve staff resiliency and increase operational efficiency. As of December 31, 2017, care teams at approximately 1,500 healthcare facilities worldwide have selected our solutions.
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 27.3% to $162.5 million in 2017 from $127.7 million in 2016, and our 2016 revenue increased 22.7% from $104.1 million in 2015. For the year ended December 31, 2017, we recorded a net loss of $14.2 million compared to a net loss of $17.3 million for the year ended December 31, 2016.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 10.5% and 10.6% of our revenue in 2017 and in 2016, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
We outsource the manufacturing of our hardware products. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain manufacturing operations. We work closely with our contract manufacturers, including SMTC Corporation, and key suppliers to manage the procurement, quality and cost of components. We seek to maintain an optimal level of finished goods inventory to meet our forecast for sales and unanticipated shifts in sales volume and mix.
In the fourth quarter of 2016, we acquired all of the outstanding equity interest of Extension Healthcare for $52.5 million in cash. In addition, $2.5 million has been set aside for retention bonuses for key employees of which $0.5 million and $1.0 million was paid in December 2016 and October 2017, respectively and $1.0 million will be paid in October 2018.
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
We adopted the new guidance on January 1, 2018 using the full retrospective method, which requires us to present our historical financial information for fiscal years 2016 and 2017 as if the new revenue guidance had been applied to all prior periods.
The most significant impact of the standard relates to the timing of revenue recognition for software licenses sold with professional services where we did not have vendor specific objective evidence (“VSOE”) for professional services under current guidance.   Under the new standard, the requirement to have VSOE for undelivered elements is eliminated and we will recognize revenue for software licenses upon transfer of control to our customers. Additionally, the new standard requires the capitalization and amortization of costs related to obtaining a contract, such as sales commissions, which are currently recorded as an expense to sales and marketing at the time they are incurred.

The adoption of the standard will result in the recognition of additional revenue of $2.7 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively, an increase in gross profit of $2.7 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively, an increase (decrease) in sales and marketing expense of $0.1 million and $(1.5) million for the years ended December 31, 2017 and 2016, respectively, and a decrease in loss from operations of $2.6 million and $5.8 million for the years ended December 31, 2017 and 2016, respectively. In addition, the adoption of the standard will result in a decrease in total net deferred revenue of $7.8 million and $5.2 million as of December 31, 2017 and 2016, respectively, driven by the upfront recognition of software licenses sold with professional services for which we do not have VSOE, and an increase in total deferred commissions of $10.3 million and $10.4 million as of December 31, 2017 and 2016, respectively, which will be recognized in sales and marketing expense in future periods. The adoption of the standard will not have a significant impact to the provision for income taxes and will not have an impact on net cash from or used in operating, investing, or financing activities on our consolidated statements of cash flows. Refer to Note 1 in the notes to consolidated financial statements for the impact of adoption of the standard on the Company's consolidated balance sheets and consolidated statements of operations.

Components of operating results
Revenue.    We generate revenue from the sale of products and services. As discussed further in the section titled “Critical accounting policies and estimates—Revenue recognition” below, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.
Revenue is comprised of the following:

•
Product.    Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges and badge accessories, which include batteries, battery chargers, lanyards, clips and other ancillary badge components as well as revenue from the resale of MC40 devices and related accessories. Software revenue is derived primarily from the sale of perpetual licenses to our Vocera Communication and Workflow System. We derive additional software revenue from the sale of term licenses and hosted software subscriptions, which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of term licenses or subscription services, ratably over the applicable term.

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
At December 31, 2017, we held a $45.3 million valuation allowance against our deferred tax assets. We review on a quarterly basis our conclusions about the appropriate amount of our deferred income tax asset valuation allowance.

Results of operations
The following table is a summary of our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.

	Years ended December 31,
	2017		2016		2015
(in thousands, except percentages)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Consolidated statements of operations data:
Revenue
Product	$88,865	54.7%	$70,667	55.3%	$55,716	53.5%
Service	73,683	45.3	57,029	44.7	48,370	46.5
Total revenue	162,548	100.0	127,696	100.0	104,086	100.0
Cost of revenue
Product	27,244	16.7	22,788	17.8	19,666	18.9
Service	37,683	23.2	26,287	20.6	19,844	19.1
Total cost of revenue	64,927	39.9	49,075	38.4	39,510	38.0
Gross profit	97,621	60.1	78,621	61.6	64,576	62.0
Operating expenses
Research and development	27,685	17.1	18,266	14.3	16,990	16.3
Sales and marketing	59,986	36.9	52,811	41.4	47,647	45.8
General and administrative	23,970	14.7	24,499	19.2	16,734	16.1
Total operating expenses	111,641	68.7	95,576	74.9	81,371	78.2
Loss from operations	(14,020)	(8.6)	(16,955)	(13.3)	(16,795)	(16.2)
Interest income	604	0.3	684	0.5	509	0.5
Other expense, net	(42)	—	(467)	(0.3)	(347)	(0.3)
Loss before income taxes	(13,458)	(8.3)	(16,738)	(13.1)	(16,633)	(16.0)
Provision for income taxes	(759)	(0.4)	(529)	(0.4)	(473)	(0.5)
Net loss	$(14,217)	(8.7)%	$(17,267)	(13.5)%	$(17,106)	(16.5)%

Year ended December 31, 2017 compared to year ended December 31, 2016
Revenue:

	Years ended December 31,
	2017	2016	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Product Revenue
Device	$60,869	$50,061	$10,808	21.6%
Software	27,996	20,606	7,390	35.9
Total product revenue	88,865	70,667	18,198	25.8

Service revenue
Maintenance and support	52,542	43,438	9,104	21.0
Professional services and training	21,141	13,591	7,550	55.6
Total service revenue	73,683	57,029	16,654	29.2
Total revenue	$162,548	$127,696	$34,852	27.3
Total revenue increased $34.9 million, or 27.3%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in total revenue was a result of increases in both product and services revenue.

Product revenue increased $18.2 million, or 25.8%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. Device revenue increased $10.8 million, or 21.6%, and software revenue increased $7.4 million, or 35.9%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in device revenue, which related entirely to our Communication and Workflow System, was driven primarily by an increase in unit sales of badges and related accessories to new customers making initial purchases and existing customers expanding deployments within their facilities to departments and users. The increase in software revenue was mainly a result of an increase in unit sales of licenses of our software platform.

Service revenue increased $16.7 million, or 29.2%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. Software maintenance and support revenue increased $9.1 million, or 21.0%, and professional services and training revenue increased $7.6 million, or 55.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in software maintenance and support revenue was primarily a result of having a larger customer base. The increase in professional services and training revenue was due to an increase of implementation services for our solutions.
Cost of revenue:

	Years ended December 31,
	2017	2016	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$27,244	$22,788	$4,456	19.6%
Service	37,683	26,287	11,396	43.4
Total cost of revenue	$64,927	$49,075	$15,852	32.3
Gross margin
Product	69.3%	67.8%	1.5%
Service	48.9	53.9	(5.0)
Total gross margin	60.1	61.6	(1.5)
Cost of product revenue increased $4.5 million, or 19.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The cost of product revenue increased primarily due to a higher number of communication badges and related accessories sold, and a full year of amortization of intangibles related to the acquisition in October 2016. Product gross margin as a percentage of product revenue increased in the year ended December 31, 2017 compared to the year ended December 31, 2016 due to decreased production costs related to our hardware products, a larger mix of software revenue and higher absorption of fixed overhead costs.

Cost of service revenue increased $11.4 million, or 43.4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The cost of service revenue increased primarily due to an increase in the number of deployments of our solutions and higher headcount resulting from the acquisition in October 2016. Service gross margin as a percentage of service revenue decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Operating expenses:

	Years ended December 31,
	2017	2016	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$27,685	$18,266	$9,419	51.6%
Sales and marketing	59,986	52,811	7,175	13.6
General and administrative	23,970	24,499	(529)	(2.2)
Total operating expenses	$111,641	$95,576	$16,065	16.8
Research and development expense. Research and development expense increased $9.4 million, or 51.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to a $7.3 million increase in compensation and benefits associated with increased headcount resulting from the acquisition in October 2016.
Sales and marketing expense. Sales and marketing expense increased $7.2 million, or 13.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. This was primarily due to a $5.3 million increase in compensation and benefits associated with increased headcount. The sales and marketing expense increase was also due to a $0.8 million increase in outside services and a $1.1 million increase in amortization of intangibles related to a full year of amortization from the acquisition of in October 2016.
General and administrative expense. General and administrative expense decreased $0.5 million, or 2.2%, from the year ended December 31, 2017 compared to the year ended December 31, 2016. This resulted primarily from a decrease in acquisition related expenses of $4.2 million partially offset by a $3.1 million increase in compensation and benefits, a $0.2 million increase in travel and entertainment expenses due to increased headcount and a $0.4 million increase in outside services.

	Years ended December 31,
(in thousands, except percentages)	2017	2016	Change
Non-operating income (expense) elements:
Interest income	$604	$684	$(80)
Other expense, net	(42)	(467)	425

Income taxes:
Provision for income taxes	(759)	(529)	(230)
Loss before income taxes	(13,458)	(16,738)	3,280
Effective tax rate %	(5.6)%	(3.2)%	(2.4)%
Interest income. Interest income decreased $0.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to a decrease in cash, cash equivalents and short-term investments partially offset by higher yields on interest bearing instruments.

Other expense, net. The change in other expense, net for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to foreign exchange fluctuations.
Provision for income taxes. The $0.8 million provision on $13.5 million of loss before income taxes in 2017 represented a negative effective tax rate of 5.6%. The negative effective tax rate for 2017 was due primarily to the re-measurement of the net deferred tax liabilities, resulting in a deferred tax benefit of $0.7 million upon the enactment of the Tax Cuts and Jobs Act as well as the impact of pre-tax losses in the U.S. operations, partially offset by income taxes on our foreign operations. The negative effective tax rate of 3.2% in 2016 is due primarily to the impact of pre-tax losses in the U.S. operations, offset by income taxes from foreign operations.

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

Product revenue increased $15.0 million, or 26.8%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. Device revenue increased $9.5 million, or 23.5%, and software revenue increased $5.4 million, or 35.9%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in device revenue, which related entirely to our Communication and Workflow System, was driven primarily by an increase in unit sales of badges and related accessories to new customers making initial purchases and existing customers expanding deployments within their facilities to departments and users. The increase in software revenue was mainly a result of an increase in unit sales of licenses of our software platform.

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
Cost of product revenue increased $3.1 million, or 15.9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The cost of product revenue increased primarily due to a higher number of communication badges and related accessories sold and amortization of intangibles related to the acquisition in October 2016. Product gross margin as a percentage of product revenue increased in the year ended December 31, 2016 compared to the year ended December 31, 2015 due to decreased costs related to our hardware products, a larger mix of software revenue and higher absorption of fixed overhead costs.

Cost of service revenue increased $6.4 million, or 32.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The cost of service revenue increased primarily due to an increase in the number of deployments of our solutions and higher headcount from the acquisition in October 2016. Service gross margin as a percentage of service revenue decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015.

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

Sales and marketing expense. Sales and marketing expense increased $5.2 million, or 10.8%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This was primarily due to a $4.1 million increase in compensation and benefits associated with increased headcount and performance. The sales and marketing expense increase was also due to a $0.4 million increase in marketing development costs, a $0.2 million increase in travel and $0.2 million in amortization of intangibles related to the acquisition in October 2016.

General and administrative expense. General and administrative expense increased $7.8 million, or 46.4%, from the year ended December 31, 2016 compared to the year ended December 31, 2015. This resulted primarily from an increase of $5.1 million in acquisition related expenses from the acquisition in October 2016, a $2.0 million increase in compensation and benefits due to increased headcount and performance and a $0.7 million increase in outside services. Included in the $5.1 million of acquisition related expenses is $2.6 million of non-cash salary expense related to a portion of the purchase price that is expected to be distributed to certain employees who were not selling shareholders of the acquired business ("Employee Payments"). For further discussion on the Employee Payments, please refer to Note 11 in the notes to consolidated financial statements.

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

Liquidity and capital resources

	Years ended December 31,
(in thousands)	2017	2016	2015
Consolidated statements of cash flow data:
Net cash provided by (used in) operating activities	$7,736	$11,266	$(135)
Net cash provided by (used in) investing activities	(16,429)	112	(3,751)
Net cash provided by financing activities	2,386	3,083	1,843
Net (decrease) increase in cash and cash equivalents	$(6,307)	$14,461	$(2,043)
As of December 31, 2017, we had cash and cash equivalents and short-term investments of $81.2 million and no debt.
During 2017, 2016 and 2015, our purchases of property and equipment were $2.8 million, $4.7 million and $1.2 million, respectively. The expenditures in 2017 primarily relate to leasehold improvements and computer equipment. The expenditures in 2016 primarily relate to leasehold improvements related to the renovation of our corporate offices. The expenditures in 2015 primarily related to leasehold improvements and computer equipment.
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
Operating activities
Cash provided by operating activities was $7.7 million in 2017, due in part to non-cash items such as stock-based compensation of $18.2 million and depreciation and amortization of $7.6 million for property and equipment and acquired intangible assets, partially offset by the 2017 net loss of $14.2 million. With respect to changes in assets and liabilities, cash was provided through a decrease of $1.4 million in inventory and a $8.7 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase in accounts receivable of $11.0 million, which is attributable to current period's billings exceeding collection on prior periods' invoices, an increase in prepaid expenses and other assets of $0.9 million, a decrease of $0.6 million in accounts payable and a decrease of $1.1 million in accrued payroll and other liabilities.
Cash provided by operating activities was $11.3 million in 2016, due in part to non-cash items such as stock-based compensation of $12.0 million, $2.6 million in non-cash compensation expense and depreciation and amortization of $3.8 million for property and equipment and acquired intangible assets, partially offset by the 2016 net loss of $17.3 million. With respect to changes in assets and liabilities, cash was provided through a decrease of $0.1 million in other receivables, a $0.2 million increase in accounts payable, a $2.4 million increase in accrued liabilities and an $11.2 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase in accounts receivable of $0.3 million, which is attributable to current period's billings exceeding collection on prior periods' invoices, an increase in inventory of $2.0 million and a $0.8 million increase in prepaid expenses and other assets.
Cash used in operating activities was $0.1 million in 2015, due in part to the 2015 net loss of $17.1 million, partially offset by non-cash items such as depreciation and amortization of $3.3 million for property and equipment and acquired intangible assets and stock-based compensation of $11.0 million. With respect to changes in assets and liabilities, cash was provided through a decrease of $0.6 million in inventory, a $1.1 million increase in accounts payable, a $2.8 million increase in accrued liabilities and a $4.1 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase in accounts receivable of $5.1 million, which is attributable to current period's billings exceeding collection on prior periods' invoices, and $0.3 million increase in prepaid expenses and other assets.

Investing activities
Cash used in investing activities was $16.4 million in 2017, which was primarily attributable to $53.8 million in short-term investment maturities, offset by $67.4 million in purchases of short-term investments. An additional $2.8 million of cash was used for the purchase of property and equipment and leasehold improvements.

Cash provided by investing activities was $0.1 million in 2016, which was primarily attributable to $111.8 million in short-term investment maturities and $32.1 million in sales of short-term investments, offset by $86.6 million in purchases of short-term investments and $52.5 million used to complete the acquisition in October 2016. An additional $4.7 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $3.8 million in 2015, which was primarily attributable to $109.3 million in purchases of short-term investments, partly offset by $106.7 million short-term investment maturities. An additional $1.2 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $2.4 million in 2017, primarily attributable to $7.9 million of proceeds from stock option exercises, $2.8 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.7 million of cash from lease-related performance obligations. These items were partially offset by a $9.0 million decrease for employee taxes paid on net share settlement on the vesting of restricted stock awards.
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
Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2017:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$8,997	$2,363	$4,186	$2,413	$35
Non-cancelable purchase commitments(2)	4,373	4,373	—	—	—
Total	$13,370	$6,736	$4,186	$2,413	$35

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with our independent contract manufacturer and other vendors.

As of December 31, 2017, we had $1.3 million of net deferred tax liabilities and $0.3 million from uncertain tax positions, both recorded within other long-term liabilities. The timing and amounts of any payments that could result from the net deferred tax liabilities and unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing and amounts of any eventual payment cannot be estimated for inclusion in the table above. We do not expect a significant tax payment related to these obligations to occur within the next 12 months. Such tax contingencies are separately disclosed and discussed in Note 10 of the notes to our consolidated financial statements.

Off-balance sheet arrangements
During 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Revenue recognition
We derive revenue from the sales of communication badges, smartphones, perpetual software licenses for software that is essential to the functionality of the badges, software maintenance, extended warranty and professional services. We also derive revenue from the sale of licenses for software that is not essential to the functionality of the badges, which may include clinical integration and mobile application software as well as certain subscription-based revenues including Vocera Care Experience. Sales tax is excluded from reported total revenue.
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
A typical sales arrangement involves multiple elements, such as sales of badges or smartphones, perpetual software licenses, professional services and maintenance services which entitle customers to unspecified upgrades, bug fixes, patch releases and telephone support. Revenue from the sale of communication badges and perpetual software licenses is recognized upon shipment or delivery at the customers’ premises as the contractual provisions governing sales of these products do not include any provisions regarding acceptance, performance or general right of return or cancellation or termination provisions adversely affecting revenue recognition. Revenue from the sale of maintenance services on software licenses is recognized over the period during which the services are provided, which is generally one year. Revenue from professional services is recognized either on a fixed fee basis based on milestones or on a time and materials basis as the services are provided, both of which generally take place over a period of two to twelve weeks, but may take longer depending on the complexity of the work involved.
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
Standard product warranties
We provide for the estimated costs of product warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific product warranty includes parts and labor over a period generally ranging from one to three years. We provide no warranty for software. We regularly assess our estimates to evaluate the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. The total warranty expense under our standard warranty in 2017 was $0.1 million, compared to $0.2 million in 2016 and $0.9 million in 2015. The key drivers to the warranty reserve calculation are the installed base of products under standard warranty, the estimated return rate of the installed base of products under standard warranty, and the availability of refurbished units to fulfill expected warranty claims.
Stock-based compensation
Stock options
We record all stock-based awards, which consist of stock option grants, at fair value as of the grant date and recognize the expense over the requisite service period (generally over the vesting period of the award). The expenses relating to these awards have been reflected in our financial statements. Stock options granted to our employees vest over periods of 12 to 48 months. No stock options were issued during the year ended December 31, 2017 and 2016.
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

Year ended December 31,
2015
Expected term (in years)	5.39
Volatility	41.3% - 41.8%
Risk-free interest rate	1.62% - 1.63%
Dividend yield	0.0%

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
Stock-based compensation expense is recognized based on a straight-line amortization method over the respective vesting period of the award. For the year ended December 31, 2017 the straight-line amortization is reduced by actual forfeitures. For the years ended December 31, 2016 and 2015 the straight-line amortization has been reduced for estimated forfeitures. We estimated the expected forfeiture rate based on our historical experience, considering voluntary termination behaviors, trends of actual award forfeitures, and other events that will impact the forfeiture rate. To the extent our actual forfeiture rate is different from our estimate, the stock-based compensation expense is adjusted accordingly.
Restricted Stock Units
In addition to stock options, we also issue restricted stock units to our employees, which vest one third on the first anniversary of the grant, one third on the second anniversary of the grant and one third upon the third anniversary of the grant. The grant date fair value of the RSUs is the closing market price on the date of grant; this amount is charged to expense ratably over the requisite service period.
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
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Our annual assessment date is October 1st and the results of our assessment performed as of October 1st indicated no impairment had been incurred. No impairment was recorded in 2017, 2016 or 2015. As of December 31, 2017, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our business climate and the buying habits of our customers along with changes in the costs to provide our products and services.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives.
Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. We evaluate our intangible assets for impairment at the asset group level, which means the intangibles grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Management has concluded that our asset groups align with our reporting units. The intangible assets are allocated to the Product and Services asset groups, given that the Product and Services asset groups are the lowest level for which discrete cash flow information are identifiable, independent from other assets. We assess the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2017, 2016 or 2015.
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
We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the amount of net operating losses available for income tax purposes through December 31, 2017, we had a full valuation allowance against our deferred tax assets. We continue to evaluate the realizability of our U.S. and Canadian deferred tax assets. If our financial results improve, we will reassess the need for a full valuation allowance each quarter and, if we determine that it is more likely than not the deferred tax assets will be realized, we will adjust the valuation allowance.
At December 31, 2017, we had a valuation allowance against net deferred tax assets of $45.3 million. We review on a quarterly basis our conclusions about the appropriate amount of our deferred tax asset valuation allowance. There is inherent uncertainty in evaluating the sustainability of the income tax positions we take on our tax returns. We assess our income tax positions and record tax benefits for all years subject to examination based upon our management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in our financial statements.
We include interest and penalties with income taxes on the accompanying statement of operations. Our tax years after 2010 are subject to tax authority examinations. Additionally, our net operating losses and research credits after 2010 are subject to tax authority adjustment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vocera Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vocera Communications, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2017 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 5, 2018

We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vocera Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vocera Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 5, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 5, 2018

Vocera Communications, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$28,726	$35,033
Short-term investments	52,507	39,033
Accounts receivable, net	35,105	24,142
Other receivables	1,170	1,211
Inventories	2,815	4,556
Prepaid expenses and other current assets	3,957	3,364
Total current assets	124,280	107,339
Property and equipment, net	5,751	5,894
Intangible assets, net	13,567	18,200
Goodwill	49,246	49,246
Other long-term assets	1,667	1,394
Total assets	$194,511	$182,073
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,678	$3,231
Accrued payroll and other current liabilities	14,689	15,896
Deferred revenue, current	47,276	43,845
Total current liabilities	64,643	62,972
Deferred revenue, long-term	16,438	11,155
Other long-term liabilities	4,455	4,505
Total liabilities	85,536	78,632
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of December 31, 2017 and December 31, 2016; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of December 31, 2017 and December 31, 2016; 29,412,116 and 27,568,103 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	9	8
Additional paid-in capital	250,854	230,605
Accumulated other comprehensive loss	(191)	(69)
Accumulated deficit	(141,697)	(127,103)
Total stockholders’ equity	108,975	103,441
Total liabilities and stockholders’ equity	$194,511	$182,073

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2017	2016	2015
Revenue
Product	$88,865	$70,667	$55,716
Service	73,683	57,029	48,370
Total revenue	162,548	127,696	104,086
Cost of revenue
Product	27,244	22,788	19,666
Service	37,683	26,287	19,844
Total cost of revenue	64,927	49,075	39,510
Gross profit	97,621	78,621	64,576
Operating expenses
Research and development	27,685	18,266	16,990
Sales and marketing	59,986	52,811	47,647
General and administrative	23,970	24,499	16,734
Total operating expenses	111,641	95,576	81,371
Loss from operations	(14,020)	(16,955)	(16,795)
Interest income	604	684	509
Other expense, net	(42)	(467)	(347)
Loss before income taxes	(13,458)	(16,738)	(16,633)
Provision for income taxes	(759)	(529)	(473)
Net loss	(14,217)	(17,267)	(17,106)

Net loss per share:
Basic and diluted	$(0.50)	$(0.64)	$(0.66)
Weighted average shares used to compute net loss per share:
Basic	28,655	26,859	25,971
Diluted	28,655	26,859	25,971

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Years ended December 31,
	2017	2016	2015
Net loss	$(14,217)	$(17,267)	$(17,106)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	(122)	93	(81)
Comprehensive loss	$(14,339)	$(17,174)	$(17,187)

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, except share amounts)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2015	25,644,010	$8	$202,515	$(81)	$(92,730)	$109,712
Exercise of stock options	191,906	—	1,195	—	—	1,195
RSUs released net of shares withheld for tax settlement	324,178	—	(1,719)	—	—	(1,719)
Common stock issued under employee stock purchase plan	145,487	—	1,302	—	—	1,302
Vesting of early exercised stock options	—	—	12	—	—	12
Cash exercise of common stock warrants	16,741	—	111	—	—	111
Employee stock-based compensation expense	—	—	11,005	—	—	11,005
Net loss	—	—	—	—	(17,106)	(17,106)
Other comprehensive loss	—	—	—	(81)	—	(81)
Balance at December 31, 2015	26,322,322	8	214,421	(162)	(109,836)	104,431
Exercise of stock options	643,005	—	2,502	—	—	2,502
RSUs released net of shares withheld for tax settlement	414,404	—	(2,675)	—	—	(2,675)
Common stock issued under employee stock purchase plan	188,372	—	1,690	—	—	1,690
Capital contributed by selling shareholders of acquired business	—	—	2,632	—	—	2,632
Employee stock-based compensation expense	—	—	12,035	—	—	12,035
Net loss	—	—	—	—	(17,267)	(17,267)
Other comprehensive income	—	—	—	93	—	93
Balance at December 31, 2016	27,568,103	8	230,605	(69)	(127,103)	103,441
Exercise of stock options	1,085,041	1	7,916	—	—	7,917
RSUs released net of shares withheld for tax settlement	599,440	—	(8,990)	—	—	(8,990)
Common stock issued under employee stock purchase plan	159,532	—	2,750	—	—	2,750
Effect of change in accounting principle related to stock-based compensation	—	—	377	—	(377)	—
Employee stock-based compensation expense	—	—	18,196	—	—	18,196
Net loss	—	—	—	—	(14,217)	(14,217)
Other comprehensive loss	—	—	—	(122)	—	(122)
Balance at December 31, 2017	29,412,116	$9	$250,854	$(191)	$(141,697)	$108,975

The accompanying notes are an integral part of these consolidated financial statements

Vocera Communications, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(14,217)	$(17,267)	$(17,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,643	3,770	3,271
Inventory provision	380	168	118
Change in lease-related performance obligations	(864)	(811)	(925)
Stock-based compensation expense	18,196	12,035	11,005
Non-cash compensation	—	2,632	—
Other	26	42	519
Changes in assets and liabilities
Accounts receivable	(10,963)	(322)	(5,075)
Other receivables	41	120	(234)
Inventories	1,361	(1,985)	632
Prepaid expenses and other assets	(866)	(833)	(295)
Accounts payable	(611)	170	1,050
Accrued payroll and other liabilities	(1,104)	2,355	2,761
Deferred revenue	8,714	11,192	4,144
Net cash provided by (used in) operating activities	7,736	11,266	(135)
Cash flows from investing activities
Payment for purchase of property and equipment	(2,834)	(4,707)	(1,151)
Business acquisitions, net of cash acquired	—	(52,500)	—
Purchase of short-term investments	(67,426)	(86,551)	(109,310)
Maturities of short-term investments	53,831	111,809	106,670
Sales of short-term investments	—	32,061	—
Changes in restricted cash	—	—	40
Net cash provided by (used in) investing activities	(16,429)	112	(3,751)
Cash flows from financing activities
Cash from lease-related performance obligations	693	1,596	932
Proceeds from issuance of common stock from the employee stock purchase plan	2,750	1,690	1,302
Proceeds from exercise of stock options	7,917	2,502	1,195
Tax withholdings paid on behalf of employees for net share settlement	(8,974)	(2,705)	(1,697)
Proceeds from exercise of common stock warrants	—	—	111
Net cash provided by financing activities	2,386	3,083	1,843
Net increase (decrease) in cash and cash equivalents	(6,307)	14,461	(2,043)
Cash and cash equivalents at beginning of period	35,033	20,572	22,615
Cash and cash equivalents at end of period	$28,726	$35,033	$20,572
Supplemental cash flow information
Cash paid for income taxes	342	245	159
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	102	44	64

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Background
Vocera Communications, Inc. and its subsidiaries (the "Company") is a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company's business is generated from sales of its solutions in the healthcare market to help its customers improve quality of care, patient and staff experience and increase operational efficiency.
The Vocera Communication and Workflow System is comprised of a unique software platform that connects communication devices, including our hands-free, wearable, voice-controlled communication badges, and third-party mobile devices that use our software applications to our enterprise-class software platform. The system transforms the way mobile workers communicate by enabling them to instantly connect via voice or secure text messaging. With a portfolio of over 120 third-party clinical integrations, our system also enables the intelligent delivery of alerts and alarms to a variety of mobile devices, providing real time situation awareness to care providers. The Company's unique hands-free voice capability allows mobile workers to connect with the right person simply by saying or selecting the name, function or group name of the person they want to reach, often while remaining at the point-of-care. The Company's system responds to over 100 spoken commands.
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd and Vocera Communications Australia Pty Ltd. in 2005, Vocera Canada, Ltd. in 2010, Vocera Communications India Private Ltd. in 2013, Vocera Communications Middle East FZ LLC in 2014 and acquired Extension, LLC in 2016.
Since its inception, the Company has incurred significant losses and, as of December 31, 2017, had an accumulated deficit of $141.7 million. The Company has funded its operations primarily with customer payments for its products and services, proceeds from the issuance of common stock in connection with its initial public offering ("IPO") and follow-on offering. As of December 31, 2017, the Company had cash, cash equivalents and short-term investments of $81.2 million.
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

The following table presents the changes in the allowance for doubtful accounts:

	Years ended December 31,
(in thousands)	2017	2016	2015
Allowance—beginning of period	$—	$(451)	$(53)
Provisions for bad debts	—	—	(479)
Recoveries from bad debts	—	—	60
Write-offs and other	—	451	21
Allowance—end of period	$—	$—	$(451)
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. At December 31, 2017 and 2016, no customer accounted for 10% or more of accounts receivable. At December 31, 2017 one reseller represented 26.3% of our accounts receivable. For the years ended December 31, 2017, 2016 and 2015, no customer represented 10% or more of revenue.
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
Software development costs
For internal-use software, the Company capitalizes certain internal and external costs incurred in its acquisition and creation. Capitalized internal-use software is included in property and equipment when development is complete and is amortized on a straight-line basis over the estimated useful life of the related asset, generally three years, except that five years is assumed for major ERP implementations. Based on the authoritative guidance, costs incurred either before or after the period satisfying the capitalization criteria, together with costs incurred for training and maintenance, are expensed as incurred. For the years ended December 31, 2017, 2016 and 2015, the Company capitalized costs of $0.3 million, zero and zero, respectively.

Goodwill and intangible assets
The Company allocates the purchase price of any acquisitions to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill.
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has identified two operating segments (Product and Service) which management also considers to be reporting units. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If such qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a two-step impairment test. The Company performed its goodwill impairment assessment on October 1, 2017 using a qualitative assessment and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value. As of December 31, 2017, no changes in circumstances indicate that goodwill carrying values may not be recoverable.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. The Company evaluates intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in the years ended December 31, 2017, 2016 or 2015.
Revenue recognition
The Company derives revenue from the sales of badges, smartphones, perpetual software licenses for software that is essential to the functionality of the communication badges, software maintenance, extended product warranty and professional services. The Company also derives revenue from the sale of licenses for software that is not essential to the functionality of the badges, which may include Clinical Integration and Vocera smartphone applications as well as certain subscription-based revenues including Vocera Care Experience. Sales tax is excluded from reported total revenue.
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
In arrangements with multiple deliverables, assuming all other revenue criteria are met, the Company recognizes revenue for individual delivered items if they have value to the customer on a standalone basis. The Company allocates arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires the Company to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, the Company uses vendor-specific objective evidence ("VSOE") of the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. The Company has established VSOE of the selling price for software maintenance. When VSOE of selling price is not available, third-party evidence ("TPE") of selling price for similar products and services is acceptable; however, the Company's offerings and market strategy differ from those of its competitors, such that the Company cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, the Company uses its best estimates of selling prices ("BESP"). The Company determines BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. The Company regularly reviews and update its VSOE and BESP information.
The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price. In addition, the amount recognized for any delivered items cannot exceed that which is contingent upon delivery of any remaining items in the arrangement.
A typical sales arrangement involves multiple elements, such as sales of badges, perpetual software licenses, professional services and maintenance services which entitle customers to unspecified upgrades, bug fixes, patch releases and telephone support. Revenue from the sale of badges and perpetual software licenses is recognized upon shipment or delivery at the customers’ premises as the contractual provisions governing sales of these products do not include any provisions regarding acceptance, performance or general right of return or cancellation or termination provisions adversely affecting revenue recognition. Revenue from the sale of maintenance services on software licenses is recognized over the period during which the services are provided, which is generally one year. Revenue from professional services is recognized either on a fixed fee basis based on milestones or on a time and materials basis as the services are provided, both of which generally take place over a period of two to twelve weeks, but may take longer depending on the complexity of the work involved.
For non-essential software arrangements with multiple deliverables, including license, professional services and maintenance, the Company recognizes license revenue using the residual method of accounting pursuant to relevant software revenue recognition guidance. Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. The Company has established VSOE for software maintenance. The Company's revenue arrangements do not include a general right of return relative to the delivered products. The Company applies the combined services approach for arrangements in which the Company has VSOE for software maintenance but not for professional services. Under this approach, the Company ratably recognizes revenue over the longer of the period over which professional services is expected to be delivered or the contractual software maintenance period.
Revenue from sales-type leases
A portion of the Company's sales are made through multi-year lease agreements with customers. When these arrangements are considered sales-type leases, upon delivery of leased products to customers, the Company recognizes revenue for such products in an amount equal to the net present value of the minimum lease payments. Unearned income is recognized as part of product revenue under the effective interest method. The Company recognizes revenue related to certain executory costs, including maintenance and extended warranty, ratably over the term of the underlying arrangements. The Company recognizes revenue related to battery refresh executory costs when such executory costs are incurred.
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

For the year ended December 31, 2017, the Company transferred $0.9 million of lease receivables, recording an immaterial net loss and $0.7 million of new financing liabilities for future performance of executory service obligations. For the year ended December 31, 2016, the Company transferred $3.6 million of lease receivables, recording an immaterial net loss and $1.6 million of new financing liabilities for future performance of executory service obligations.

For lease receivables retained as of December 31, 2017 and 2016, the Company recorded $1.3 million and $1.9 million, respectively, of net investment in sales-type leases, equivalent to the minimum lease payments for the delivered product.
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
Research and development expenditures
Research and development costs are charged to operations as incurred. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs up to general availability of the software will be capitalized and amortized on a straight-line basis over the estimated product life, or based on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the time between the establishment of technological feasibility and general availability has been very short and therefore no significant costs have been incurred. Accordingly, the Company has not capitalized any software development costs related to research and development expenditures.

Advertising costs
Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015 were immaterial.
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
The Company has deferred tax assets, resulting from net operating losses, research and development credits and temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2017 and 2016, respectively. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets for these years.
At December 31, 2017, the Company had a valuation allowance against net deferred tax assets of $45.3 million.
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
The Company includes interest and penalties with income taxes in the accompanying statement of operations. All of the Company’s net operating losses and research credit carryforwards are subject to adjustment by tax authorities and all years after 2010 are still subject to tax authority examinations. The Company is currently not subject to any income tax audit examinations by tax authorities in any jurisdictions including U.S. federal, state and local or foreign countries.
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
Comprehensive loss
For the years ended December 31, 2017, 2016 and 2015, the only component of other comprehensive loss was unrealized (losses) gains on available-for-sale securities.
Related party transactions

During the years ended December 31, 2017, 2016 and 2015, the Company had revenue transactions with a related party, the University of Chicago Medical Center (UCMC), for $0.4 million, $0.4 million and $0.4 million, respectively, relating to consulting services and technology solutions. One of the Company's board members is the President of UCMC.
Recently Adopted Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to accounting for stock-based payment award transactions. The guidance is designed to simplify several aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The guidance eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. However, as of January 1, 2017, the previously unrecognized excess tax benefits of $10.4 million had no impact on the Company’s accumulated deficit balance as the related U.S. deferred tax assets were fully offset by a valuation allowance. The guidance also requires excess tax benefits and deficiencies to be recognized prospectively in the provision for income taxes rather than additional paid-in capital. The Company therefore determined that adoption of the new guidance had no material impact on the condensed consolidated statement of operations and the condensed consolidated statement of cash flows. Further, the new guidance eliminates the requirement to estimate forfeitures and reduce stock compensation expense during the vesting period. Instead, companies can elect to account for actual forfeitures as they occur and record any previously unrecognized compensation expense for estimated forfeitures up to the period of adoption as a retrospective adjustment to beginning retained earnings. The Company has made the election to account for actual forfeitures as they occur starting in fiscal year 2017. During the year ended December 31, 2017, the Company recorded a retrospective adjustment to accumulated deficit of $0.4 million.
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
The Company adopted the new guidance on January 1, 2018 using the full retrospective method, which requires the Company to present its historical financial information for fiscal years 2016 and 2017 as if the new revenue guidance had been applied to all prior periods.
The most significant impact of the standard relates to the timing of revenue recognition for software licenses sold with professional services where the Company did not have vendor specific objective evidence (“VSOE”) for professional services under current guidance.  Under the new standard, the requirement to have VSOE for undelivered elements is eliminated and the Company will recognize revenue for software licenses upon transfer of control to its customers. Additionally, the new standard requires the capitalization and amortization of costs related to obtaining a contract, such as sales commissions, which are currently recorded as an expense to sales and marketing at the time they are incurred.
The adoption of the standard will result in the recognition of additional revenue of $2.7 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively, an increase in gross profit of $2.7 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively, an increase (decrease) in sales and marketing expense of $0.1 million and $(1.5) million for the years ended December 31, 2017 and 2016, respectively, and a decrease in loss from operations of $2.6 million and $5.8 million for the years ended December 31, 2017 and 2016, respectively. In addition, the adoption of the standard will result in a decrease in total deferred revenue of $7.8 million and $5.2 million as of December 31, 2017 and 2016, respectively, driven primarily by the upfront recognition of software licenses sold with professional services for which the Company does not have VSOE, and an increase in total deferred commissions of $10.3 million and $10.4 million as of December 31, 2017 and 2016, respectively, which will be recognized in sales and marketing expense in future periods. The adoption of the standard will not have a significant impact to the provision for income taxes and will not have an impact on net cash provided by or used in operating, investing, or financing activities on the Company's consolidated statements of cash flows. See Expected Impact to Reported Results below for the impact of adoption of the standard on the Company's consolidated balance sheets and consolidated statements of operations.

Expected Impact to Reported Results

The adoption of the new revenue recognition standard is expected to impact our reported results as follows:

Consolidated Statement of Operations	Year ended December 31, 2017
(in thousands, except per share data)	As Reported	Impact of Adoption	As Adjusted
Revenue
Product	$88,865	$2,302	$91,167
Service	73,683	410	74,093
Total Revenue	$162,548	$2,712	$165,260
Gross Profit	$97,621	$2,712	$100,333
Operating Expenses	$111,641	$121	$111,762
Loss from Operations	$(14,020)	$2,591	$(11,429)
Net Loss	$(14,217)	$2,591	$(11,626)
Basic and diluted net loss per share	$(0.50)	$0.09	$(0.41)

Consolidated Statement of Operations	Year ended December 31, 2016
(in thousands, except per share data)	As Reported	Impact of Adoption	As Adjusted
Revenue
Product	$70,667	$3,506	$74,173
Service	57,029	769	57,798
Total Revenue	$127,696	$4,275	$131,971
Gross Profit	$78,621	$4,275	$82,896
Operating Expenses	$95,576	$(1,537)	$94,039
Loss from Operations	$(16,955)	$5,812	$(11,143)
Net Loss	$(17,267)	$5,812	$(11,455)
Basic and diluted net loss per share	$(0.64)	$0.22	$(0.42)

Consolidated Balance Sheet	As of December 31, 2017
(in thousands)	As Reported	Impact of Adoption		As Adjusted
Other receivables	$1,170	$161	(2)	$1,331
Deferred commissions	$—	$10,301	(1)	$10,301
Deferred revenue - current	$47,276	$(5,760)	(2)	$41,516
Deferred revenue - long-term	16,438	(2,021)	(2)	14,417
Total deferred revenue	$63,714	$(7,781)		$55,933
Stockholders' equity	$108,975	$18,243		$127,218

Consolidated Balance Sheet	As of December 31, 2016
(in thousands)	As Reported	Impact of Adoption		As Adjusted
Deferred commissions	$—	$10,422	(1)	$10,422
Deferred revenue - current	$43,845	$(5,598)	(2)	$38,247
Deferred revenue - long-term	11,155	368	(2)	11,523
Total deferred revenue	$55,000	$(5,230)		$49,770
Stockholders' equity	$103,441	$15,652		$119,093

(1) Impact of cumulative change in commissions expense.
(2) Impact of cumulative change in revenue.
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
In May 2017, the FASB amended the scope of modification accounting for share-based payment arrangements. The guidance clarifies the type of changes to terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, under this guidance, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for the Company in the first quarter of 2018. Early adoption is permitted. The guidance will be applied prospectively to awards modified on or after the adoption date. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

2.	Fair value of financial instruments
The carrying values of the Company’s cash and cash equivalents and short-term investments approximate their fair value due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the years ended December 31, 2017, 2016 and 2015, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
The table below summarizes the Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2017 and 2016, respectively. There were no liabilities measured at fair value on a recurring basis for these dates.

	December 31, 2017			December 31, 2016
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$3,232	$—	$3,232	$4,996	$—	$4,996
Commercial paper	—	1,201	1,201	—	1,322	1,322
U.S. government agency securities	—	8,648	8,648	—	4,177	4,177
U.S. Treasury securities	—	5,561	5,561	—	2,045	2,045
Corporate debt securities	—	37,530	37,530	—	33,166	33,166
Total assets measured at fair value	$3,232	$52,940	$56,172	$4,996	$40,710	$45,706
The financial accounts that are not subject to recurring fair value measurement include trade and other receivables, prepaid expenses and other current assets, total current liabilities and deferred revenues, both current and long-term. Due to their short maturities, the carrying amounts of these accounts approximate their fair values.

3.	Cash, Cash Equivalents and Short-Term Investments
The following tables display gross unrealized gains and losses for cash, cash equivalents and available-for-sale investments for the periods presented:

	December 31, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$25,061	$—	$—	$25,061
Money market funds	3,232	—	—	3,232
Commercial paper	—	—	—	—
Corporate debt securities	433	—	—	433
Total cash and cash equivalents	28,726	—	—	28,726
Short-Term Investments:
Commercial paper	1,202	—	(1)	1,201
U.S. government agency securities	8,678	—	(30)	8,648
U.S. Treasury securities	5,586	—	(25)	5,561
Corporate debt securities	37,176	1	(80)	37,097
Total short-term investments	52,642	1	(136)	52,507
Total cash, cash equivalents and short-term investments	$81,368	$1	$(136)	$81,233

	December 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,360	$—	$—	$28,360
Money market funds	4,996	—	—	4,996
Commercial paper	549	—	—	549
Corporate debt securities	1,128	—	—	1,128
Total cash and cash equivalents	35,033	—	—	35,033
Short-Term Investments:
Commercial paper	773	—	—	773
U.S. government agency securities	4,176	1	—	4,177
U.S. Treasury securities	2,045	—	—	2,045
Corporate debt securities	32,052	1	(15)	32,038
Total short-term investments	39,046	2	(15)	39,033
Total cash, cash equivalents and short-term investments	$74,079	$2	$(15)	$74,066
The Company has determined that the unrealized losses on its short-term investments as of December 31, 2017 and 2016 do not constitute an "other than temporary impairment". The unrealized losses for the short-term investments as of December 31, 2017 and 2016 have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of December 31, 2017
Cash and cash equivalents (1)	$28,726	$—	$28,726
Short-term investments	34,750	17,757	52,507
Cash, cash equivalents and short-term investments	$63,476	$17,757	$81,233

Balances as of December 31, 2016
Cash and cash equivalents (1)	$35,033	$—	$35,033
Short-term investments	39,033	—	39,033
Cash, cash equivalents and short-term investments	$74,066	$—	$74,066

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

4.	Net loss per share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Years ended December 31,
(in thousands, except for share and per share amounts)	2017	2016	2015
Numerator:
Net loss	$(14,217)	$(17,267)	$(17,106)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	28,655	26,859	25,971
Net loss per share
Basic and diluted	$(0.50)	$(0.64)	$(0.66)
For the years ended December 31, 2017, 2016 and 2015, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	December 31,
(in thousands)	2017	2016	2015
Options to purchase common stock	1,365	2,454	3,355
Warrants to purchase common stock	—	—	29
Restricted stock units	2,046	2,129	1,322

5.	Goodwill and intangible assets
Goodwill
The Company had $49.2 million and $49.2 million of goodwill as of December 31, 2017 and 2016, respectively. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has two reporting units: Product and Service; as of December 31, 2017 $41.2 million of the Company's goodwill resides in the Product reporting unit and $8.0 million resides in the Service reporting unit. The Company performed an impairment assessment in 2017 which determined that no impairment existed. For 2017 and 2016, the Company used the qualitative assessment permitted under authoritative accounting guidance. Among the qualitative factors considered were changes since the prior impairment in the following: industry and competitive environment, business strategy, product mix, buyer and supplier bargaining power, potential market size, consistency in operating margins and cash flows, change in reporting unit or product life cycle stage and earnings quality and sustainability. No impairment was recorded in the years ended December 31, 2017, 2016 or 2015.

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

		December 31, 2017			December 31, 2016
(in thousands)	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Customer relationships	7 to 9	$10,920	$3,469	$7,451	$10,920	$2,280	$8,640
Developed technology	3 to 7	10,050	5,302	4,748	10,050	2,845	7,205
Trademarks	3 to 7	1,110	497	613	1,110	148	962
Backlog	3	1,400	650	750	1,400	78	1,322
Non-compete Agreements	2 to 4	460	455	5	460	389	71
Intangible assets, net book value		$23,940	$10,373	$13,567	$23,940	$5,740	$18,200
Amortization of intangible assets was $4.6 million, $1.4 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenues for developed technology and backlog and in operating expenses for the other intangibles. The estimated future amortization of acquired intangible assets as of December 31, 2017 was as follows:

(in thousands)	Future amortization
2018	$4,334
2019	3,880
2020	1,251
2021	1,127
2022	1,050
Thereafter	1,925
Future amortization expense	$13,567

6.	Consolidated balance sheet components
Inventories

	December 31,
(in thousands)	2017	2016
Raw materials	$4	$103
Finished goods	2,811	4,453
Total inventories	$2,815	$4,556

Property and equipment, net

	December 31,
(in thousands)	2017	2016
Computer equipment and software	$8,832	$8,971
Furniture, fixtures and equipment	1,764	1,726
Leasehold improvements	4,794	4,144
Manufacturing tools and equipment	2,624	3,019
Construction in process	157	74
Property and equipment, at cost	18,171	17,934
Less: Accumulated depreciation	(12,420)	(12,040)
Property and equipment, net	$5,751	$5,894
Depreciation and amortization expense for property and equipment for the years ended December 31, 2017, 2016 and 2015 was $3.0 million, $2.4 million and $2.5 million, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 2 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the net investment in sales-type leases are as follows:

	December 31,
(in thousands)	2017	2016
Net minimum lease payments to be received	$2,758	$3,566
Less: Unearned interest income and executory revenue portion	(1,469)	(1,704)
Net investment in sales-type leases	1,289	1,862
Less: Current portion	(916)	(1,066)
Non-current net investment in sales-type leases	$373	$796
There were no allowances for doubtful accounts on these leases as of December 31, 2017 and 2016. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets", respectively.
The minimum lease payments expected for future years under sales-type leases as of December 31, 2017 were as follows:

(in thousands)	Future lease payments
2018	$1,493
2019	807
2020	418
2021	40
Total	$2,758

Accrued payroll, restructuring and other current liabilities

	December 31,
(in thousands)	2017	2016
Payroll and related expenses	$9,569	$10,385
Accrued payables	1,801	2,334
Deferred rent, current portion	271	229
Lease financing, current portion	832	801
Product warranty	353	596
Customer prepayments	1,084	769
Sales and use tax payable	505	451
Other	274	331
Total accrued payroll and other current liabilities	$14,689	$15,896

A reconciliation of the changes in the Company’s warranty reserve for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years ended December 31,
(in thousands)	2017	2016	2015
Warranty balance at the beginning of the period	$596	$806	$497
Warranty expense accrued for shipments during the period	503	757	539
Changes in estimate related to pre-existing warranties	(450)	(537)	321
Warranty settlements made	(296)	(430)	(551)
Total product warranty	$353	$596	$806
Less: Long-term portion	$—	$—	$105
Current portion of warranty balance at the end of the period	$353	$596	$701

7.	Commitments and contingencies
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturer whereby the Company is required to purchase any inventory held by the third-party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2017 and 2016, approximately $4.4 million and $5.4 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between January 2018 and March 2022. In April 2015, the Company extended the lease on the San Jose, California headquarters through February 2023. Total rent expense for the years ended December 31, 2017, 2016 and 2015 was $2.6 million, $2.4 million and $2.3 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Future minimum lease payments at December 31, 2017 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2018	$2,363
2019	2,190
2020	1,996
2021	1,801
2022	612
2023	35
Total minimum lease payments	$8,997
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

Litigation
The Company is currently, and from time to time, the Company may be, involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses from existing matters that are probable or reasonably possible of being incurred as a result of these matters would not be material to the financial statements as a whole.

8.	Common Stock and Share-based Compensation
The Company’s certificate of incorporation, as amended, authorizes the Company to issue 100 million shares of $0.0003 par value common stock.
At December 31, 2017, the Company has 1,297,072 shares of common stock reserved for issuance under stock option plans.
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

Stock Option Activity
The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan and the 2012 Plan and non-plan stock option agreements:

	Options outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2016	2,436,845	$10.71	5.09	$20,643
Options granted	—	—
Options exercised	(1,085,041)	7.30
Options canceled	(19,741)	12.11
Outstanding at December 31, 2017	1,332,063	$13.48	5.36	$22,298
Options vested and expected to vest as of December 31, 2017	1,332,063	$13.48	5.36	$22,298
Options vested and exercisable as of December 31, 2017	1,203,931	$13.78	5.21	$19,799
At December 31, 2017, there was $0.5 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 0.73 years.
Using the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted to employees during the year ended December 31, 2015 was $3.92 per share. No options were granted during the years ended December 31, 2017 and 2016. Further information regarding the value of employee options vested and exercised during the years ended December 31, 2017, 2016 and 2015 is set forth below.

	Years ended December 31,
(in thousands)	2017	2016	2015
Intrinsic value of options exercised during period	$18,603	$7,816	$1,051
The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options on their grant date. This model requires the following major inputs: the estimated fair value of the underlying common stock, the expected term of the option, the expected volatility of the underlying common stock over the expected life of the option, the risk-free interest rate and expected dividend yield. The following assumptions were used for employee stock-based compensation:

Year ended December 31,
2015
Expected term (in years)	5.39
Volatility	41.3% - 41.8%
Risk-free interest rate	1.62% - 1.63%
Dividend yield	0.0%
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
At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. During the years ended December 31, 2017 and 2016, employees purchased 159,532 and 188,372 shares, respectively, of common stock at an average purchase price of $17.23 and $8.97, respectively. As of December 31, 2017, 584,608 shares remained available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Years ended December 31,
	2017	2016	2015
Expected Term (in years)	0.5	0.5	0.5
Volatility	29.0% - 32.0%	32.0% - 41.5%	33.6% - 57.8%
Risk-free interest rate	0.61% - 1.39%	0.33% - 0.61%	0.07% - 0.33%
Dividend yield	0.0%	0.0%	0.0%
Restricted Stock Awards and Restricted Stock Units
The Company issues restricted stock awards and RSUs as an element of its compensation plans.
A summary of the restricted stock activity for the year ended December 31, 2017 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	2,128,735	$13.17
Granted	979,387	25.04
Vested	(944,451)	12.72
Forfeited	(118,082)	17.02
Outstanding at December 31, 2017	2,045,589	$18.84
At December 31, 2017, there was $28.1 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.71 years.
Allocation of Stock-Based Compensation Expense
Stock-based compensation expense is recognized based on a straight-line amortization method over the respective vesting period of the award. For the year ended December 31, 2017 the straight-line amortization is reduced by actual forfeitures. For the years ended December 31, 2016 and 2015 the straight-line amortization has been reduced for estimated forfeitures. The Company estimated the expected forfeiture rate based on its historical experience, considering voluntary termination behaviors, trends of actual award forfeitures, and other events that will impact the forfeiture rate. To the extent the Company’s actual forfeiture rate is different from the estimate, the stock-based compensation expense is adjusted accordingly.
The following table presents the allocation of stock-based compensation expense:

	Years ended December 31,
(in thousands)	2017	2016	2015
Cost of revenue	$2,871	$1,388	$1,268
Research and development	2,122	1,158	1,072
Sales and marketing	6,563	4,625	4,486
General and administrative	6,640	4,864	4,179
Total stock-based compensation	$18,196	$12,035	$11,005

9.	Segments
The Company has two operating segments which are both reportable segments: (i) Product; and (ii) Service, which are comprised of the Company’s and its wholly-owned subsidiaries’ results from operations. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.
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
The following table presents a summary of the operating segments:

	Years ended December 31,
(in thousands)	2017	2016	2015
Revenue
Product	$88,865	$70,667	$55,716
Service	73,683	57,029	48,370
Total revenue	162,548	127,696	104,086

Cost of revenue
Product	27,244	22,788	19,666
Service	37,683	26,287	19,844
Total cost of revenue	64,927	49,075	39,510

Gross profit
Product	61,621	47,879	36,050
Service	36,000	30,742	28,526
Total gross profit	97,621	78,621	64,576

Operating expenses	111,641	95,576	81,371
Interest income (expense), net and other	562	217	162
Loss before income taxes	$(13,458)	$(16,738)	$(16,633)
The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region.

	Years ended December 31,
(in thousands)	2017	2016	2015
Revenue
Product
Device	$60,869	$50,061	$40,548
Software	27,996	20,606	15,168
Total product	88,865	70,667	55,716
Service
Maintenance and support	52,542	43,438	38,443
Professional services and training	21,141	13,591	9,927
Total service	73,683	57,029	48,370
Total revenue	$162,548	$127,696	$104,086

The Company’s revenue by geographic region, based on customer location, is summarized as follows:

	Years ended December 31,
(in thousands)	2017	2016	2015
Revenue
United States	$145,548	$114,160	$94,924
International	17,000	13,536	9,162
Total revenue	$162,548	$127,696	$104,086
The Company’s tangible long-lived assets by geographic region, consisting of net property and equipment, are summarized as follows:

	December 31,
(in thousands)	2017	2016	2015
Property and equipment, net
United States	$4,621	$5,448	$3,335
International	1,130	446	285
Total property and equipment, net	$5,751	$5,894	$3,620

10.	Income taxes
The components of loss before income taxes are as follows:

	Years ended December 31,
(in thousands)	2017	2016	2015
United States	$(14,250)	$(17,365)	$(17,041)
International	792	627	408
Total loss before income taxes	$(13,458)	$(16,738)	$(16,633)
The components of the provision for income taxes are as follows:

	Years ended December 31,
(in thousands)	2017	2016	2015
Current
Federal	$(10)	$—	$—
State	54	36	36
Foreign	324	194	275
	368	230	311
Deferred
Federal	311	334	162
State	119	26	13
Foreign	(39)	(61)	(13)
	391	299	162
Total income tax provision	$759	$529	$473
The Company had an effective tax rate of (5.6)%, (3.2)% and (2.8)% for the years ended December 31, 2017, 2016 and 2015, respectively.

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows:

	Years ended December 31,
(in thousands)	2017	2016	2015
U.S. federal (tax benefit) provision at statutory rate	$(4,576)	$(5,691)	$(5,654)
State (tax benefit) income taxes, net of federal benefit	(437)	(574)	(548)
Foreign income taxes at rates other than the US rate	(21)	(94)	119
Stock-based compensation	(8,373)	581	187
Change in valuation allowance	(6,023)	6,657	6,764
Non-deductible executive compensation	1,624	—	—
Rate differential impact on Tax Cuts and Jobs Act	18,975	—	—
Research and development credits	(602)	(449)	(537)
Other	192	99	142
Total	$759	$529	$473
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
(in thousands)	2017	2016
Deferred tax assets
Net operating loss carryforward	$27,289	$24,239
Research and development credits	5,826	4,705
Depreciation and amortization	2,082	1,845
Reserves and accruals	10,242	11,721
Total deferred tax assets	45,439	42,510
Valuation allowance	(45,255)	(42,339)
Net deferred tax assets	184	171
Deferred tax liabilities	(1,437)	(1,026)
Net deferred tax liabilities	$(1,253)	$(855)
The Company's deferred tax liabilities are primarily related to tax deductible goodwill. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2017; accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act (P.L. 115-97) was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company has revalued its net deferred tax liability at December 31, 2017. This resulted in a reduction in the value of the Company's net deferred tax asset of approximately $19.0 million, which is offset by the change in valuation allowance of $19.7 million. This resulted in a deferred tax benefit of $0.7 million recorded in the statement of operations in the three months ending December 31, 2017.
The Company’s valuation allowance increased by $2.9 million and $6.4 million for the years ended December 31, 2017 and 2016, respectively. The change in the 2017 valuation allowance was primarily due to the addition of current year loss carryforwards and federal rate reduction. The change in the 2016 valuation allowance was primarily due to the addition of current year loss carryforwards.
At December 31, 2017, the Company had $113.9 million and $56.5 million, respectively, of federal and state net operating loss carryforwards.
In addition, the Company has federal research and development tax credits carryforwards of approximately $3.1 million and state research and development tax credit carryforwards of approximately $4.8 million. The federal credit carryforwards begin expiring

2026 and the state credits carry forward indefinitely. The Internal Revenue Code (IRC) contains provisions which limit the amount of net operating loss (NOL) and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred. As of December 31, 2017, $11.5 million of the Company's NOL carryovers and $0.5 million of credit carryovers are subject to an annual $0.6 million limitation, of which $5.3 million NOLs would be available to offset future taxable income in the twenty-year carryforward period.
The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets since January 1, 2015:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Balance at the beginning of the period	$42,339	$35,964	$30,072
Net operating loss carryforwards generated (utilization)	3,050	2,786	2,263
R&D tax credit increase	1,121	277	1,068
Depreciation and amortization increase	237	938	257
Reserves and accruals increase (decrease)	(1,479)	2,494	2,327
Deferred tax assets decrease (increase)	(13)	(120)	(23)
Balance at the end of the period	$45,255	$42,339	$35,964
The following table reflects changes in the unrecognized tax benefits since January 1, 2016:

	Years ended December 31,
(in thousands)	2017	2016
Gross amount of unrecognized tax benefits as of the beginning of the period	$1,458	$1,339
Decreases related to prior year tax provisions	—	(30)
Increases related to current year tax provisions	215	149
Gross amount of unrecognized tax benefits as of the end of the period	$1,673	$1,458
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
The Company files income tax returns in the United States on a federal basis and in various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses and research credit carryforwards prior to 2017 are subject to tax authority adjustment and all years after 2010 are still subject to the tax authority examinations.
The 2017 tax reform legislation provides for a one-time “deemed repatriation” of accumulated foreign earnings for the year ended December 31, 2017. The Company does not expect to pay U.S. federal cash taxes on the deemed repatriation due to its historical net operating loss for tax purposes. The Company does not expect that the future foreign earnings will be subject to U.S. federal income tax since the Company intends to continue reinvesting such earnings outside the U.S. indefinitely.

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

The following table presents the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Fair value of net assets acquired
Accounts receivable, net of allowance	$1,569
Prepaid expenses and other current assets	774
Property and equipment, net	48
Intangibles assets, net	17,200
Goodwill	39,258
Total assets	58,849
Accounts payable	(149)
Accrued payroll and other current liabilities	(1,984)
Deferred revenue, current	(2,992)
Deferred revenue, long-term	(1,224)
Total liabilities assumed	(6,349)
Net assets acquired	$52,500

The estimated fair values of identifiable intangible assets were primarily determined using discounted cash flow models.
The table below shows the valuation of the intangible assets acquired from Extension Healthcare along with their estimated useful lives:

(in thousands, except for useful lives)	Fair value acquired	Useful life (years)
Customer relationships	$8,400	8
Developed technology	6,400	3
Trademarks	1,000	3
Backlog	1,400	3
Total intangible assets	$17,200
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
Additionally, in connection with the acquisition the Company established a retention bonus plan for Extension Healthcare with potential additional compensation over a two-year period of approximately $2.6 million, based on continued employment. Such amounts are not considered part of the purchase consideration and are being recorded as compensation expense as earned. During the years ended December 31, 2017 and 2016, $1.0 million and $0.5 million, respectively, of this retention bonus was paid and $1.0 million and $0.7 million, respectively, was recorded as compensation expense.
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
The unaudited pro forma financial information for the years ended December 31, 2016 and 2015 are presented as if the acquisition had occurred on January 1, 2015. The historical financial information is adjusted in the unaudited pro forma financial information to give effect to pro forma events that are (1) directly attributable to the proposed acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined results.
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

12. Quarterly results of operations (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2017. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

(In thousands, except per share data)	Quarter Ended
2017	March 31,	June 30,	September 30,	December 31,
Total revenue	$36,295	$38,450	$42,300	$45,503
Gross profit	$20,731	$21,681	$25,851	$29,358
Net loss	$(6,640)	$(7,351)	$(2,885)	$2,659
Net loss attributable to common stockholders	$(6,640)	$(7,351)	$(2,885)	$2,659

Net loss per share attributable to common stockholders:
Basic	$(0.24)	$(0.26)	$(0.10)	$0.09
Diluted	$(0.24)	$(0.26)	$(0.10)	$0.09
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	27,751	28,422	29,130	29,317
Diluted	27,751	28,422	29,130	30,704

	Quarter Ended
2016	March 31,	June 30,	September 30,	December 31,
Total revenue	$26,777	$31,152	$33,755	$36,012
Gross profit	$16,678	$19,074	$21,460	$21,409
Net loss	$(3,584)	$(2,706)	$(1,197)	$(9,780)
Net loss attributable to common stockholders	$(3,584)	$(2,706)	$(1,197)	$(9,780)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.10)	$(0.04)	$(0.36)
Weighted average shares used to compute net loss per common share:
Basic and diluted	26,379	26,624	27,024	27,409

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of December 31, 2017, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017 based on these criteria.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCERA COMMUNICATIONS, INC.

Date: March 5, 2018	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: March 5, 2018	By:	/S/ Justin R. Spencer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent D. Lang
Brent D. Lang	Chief Executive Officer (Principal Executive Officer)	March 5, 2018

/s/ Justin R. Spencer
Justin R. Spencer	Chief Financial Officer (Principal Accounting and Financial Officer)	March 5, 2018

/s/ Michael Burkland
Michael Burkland	Director	March 5, 2018

/s/ John B. Grotting
John B. Grotting	Director	March 5, 2018

/s/ Jeffrey H. Hillebrand
Jeffrey H. Hillebrand	Director	March 5, 2018

/s/ Howard E. Janzen
Howard E. Janzen	Director	March 5, 2018

/s/ Alexa King
Alexa King	Director	March 5, 2018

/s/ John N. McMullen
John N. McMullen	Director	March 5, 2018

/s/ Sharon O'Keefe
Sharon O'Keefe	Director	March 5, 2018

/s/ Robert J. Zollars	Director	March 5, 2018
Robert J. Zollars