Form 10-Q
period 2018-03-31
VOCERA COMMUNICATIONS, INC.
filed 2018-05-09
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2018
Common Stock, $0.0003 par value per share	29,756,295

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$28,855	$28,726
Short-term investments	52,911	52,507
Accounts receivable, net of allowance	30,191	35,105
Other receivables	1,245	1,331
Inventories	3,577	2,815
Prepaid expenses and other current assets	5,281	3,957
Total current assets	122,060	124,441
Property and equipment, net	5,747	5,751
Intangible assets, net	12,316	13,567
Goodwill	49,246	49,246
Deferred commissions	9,734	10,301
Other long-term assets	1,539	1,667
Total assets	$200,642	$204,973
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,675	$2,678
Accrued payroll and other current liabilities	9,904	14,689
Deferred revenue, current	40,661	40,734
Total current liabilities	55,240	58,101
Deferred revenue, long-term	13,699	14,417
Other long-term liabilities	3,998	4,455
Total liabilities	72,937	76,973
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of March 31, 2018 and December 31, 2017; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 29,534,477 and 29,412,116 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	9	9
Additional paid-in capital	255,412	250,854
Accumulated other comprehensive loss	(274)	(191)
Accumulated deficit	(127,442)	(122,672)
Total stockholders’ equity	127,705	128,000
Total liabilities and stockholders’ equity	$200,642	$204,973
* See Note 1 for a summary of adjustments related to the adoption of the new revenue recognition standard.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2018	2017
		*As Adjusted
Revenue
Product	$21,087	$20,052
Service	19,155	16,574
Total revenue	40,242	36,626
Cost of revenue
Product	6,345	6,409
Service	9,996	9,155
Total cost of revenue	16,341	15,564
Gross profit	23,901	21,062
Operating expenses
Research and development	7,314	6,929
Sales and marketing	15,022	14,922
General and administrative	6,359	5,695
Total operating expenses	28,695	27,546
Income (loss) from operations	(4,794)	(6,484)
Interest income	215	105
Other income (expense), net	(279)	109
Income (loss) before income taxes	(4,858)	(6,270)
Benefit from (provision for) income taxes	88	(380)
Net income (loss)	$(4,770)	$(6,650)

Net income (loss) per share
Basic and diluted	$(0.16)	$(0.24)
Weighted average shares used to compute net income (loss) per share
Basic and diluted	29,476	27,751
* See Note 1 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
		*As Adjusted
Net loss	$(4,770)	$(6,650)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	(83)	(3)
Comprehensive loss	$(4,853)	$(6,653)
* See Note 1 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
		* As Adjusted
Cash flows from operating activities
Net loss	$(4,770)	$(6,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,967	1,804
Inventory provision	—	51
Change in lease-related performance obligations	(284)	(169)
Stock-based compensation expense	4,587	3,583
Other	25	12
Changes in operating assets and liabilities:
Accounts receivable	4,914	(429)
Other receivables	86	72
Inventories	(763)	761
Prepaid expenses and other assets	(1,195)	(536)
Deferred commissions	567	341
Accounts payable	1,815	(138)
Accrued payroll and other liabilities	(5,027)	(2,908)
Deferred revenue	(790)	706
Net cash provided by (used in) operating activities	1,132	(3,500)
Cash flows from investing activities
Purchase of property and equipment	(555)	(600)
Purchase of short-term investments	(6,030)	(14,354)
Maturities of short-term investments	5,542	25,135
Net cash provided by (used in) investing activities	(1,043)	10,181
Cash flows from financing activities
Cash from lease-related performance obligations	89	—
Proceeds from exercise of stock options	958	1,912
Tax withholdings paid on behalf of employees for net share settlement	(1,007)	(542)
Net cash provided by financing activities	40	1,370
Net increase in cash and cash equivalents	129	8,051
Cash and cash equivalents at beginning of period	28,726	35,033
Cash and cash equivalents at end of period	$28,855	$43,084

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$284	$86
* See Note 1 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Organization and Business
Vocera Communications, Inc. and its subsidiaries (collectively the “Company” or “Vocera”) is a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, energy and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company’s business is generated from sales of its solutions in the healthcare market to help its customers improve patient experience, improve staff resiliency and increase operational efficiency.
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
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP.
Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, (ASC 606), as discussed in detail in Note 2. All amounts and disclosures set forth in this quarterly report on Form 10-Q have been updated to comply with ASC 606, as indicated by the "as adjusted" footnote.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or any other future year.
Except for the accounting policies for revenue recognition, deferred revenue and deferred commissions that were updated as a result of adopting ASC 606, the accounting policies followed in the preparation of these financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Recently Adopted Accounting Pronouncement
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
The Company adopted the new guidance on January 1, 2018 using the full retrospective method, which requires the Company to present its historical financial information for fiscal years 2016 and 2017 as if the new revenue guidance had been applied to all prior periods.  Refer to Note 2 for the details of impacts to previously reported results.
Recent Accounting Pronouncements
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

2.	Revenue, deferred revenue and deferred commissions
Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective method, which requires the Company to present its historical financial information for fiscal years 2017 and 2016 as if the new revenue guidance had been applied to all prior periods.
The most significant impact of the standard relates to the timing of revenue recognition for software licenses sold with professional services where the Company did not have vendor specific objective evidence (“VSOE”) for professional services under current guidance.  Under the new standard, the requirement to have VSOE for undelivered elements is eliminated and the Company will recognize revenue for software licenses upon transfer of control to its customers. Additionally, the new standard requires the capitalization and amortization of costs related to obtaining a contract, such as sales commissions, which were previously recorded as an expense to sales and marketing at the time they are incurred.
606 Adoption Impact to Previously Reported Results
The Company adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items, which reflects the adoption of ASC 606, are as follows:

Consolidated Balance Sheet	As of December 31, 2017
(in thousands)	As Reported	Impact of Adoption		As Adjusted
Other receivables	$1,170	$161	(1)	$1,331
Deferred commissions	$—	$10,301	(2)	$10,301
Deferred revenue - current	$47,276	$(6,542)	(1)	$40,734
Deferred revenue - long-term	16,438	(2,021)	(1)	14,417
Total deferred revenue	$63,714	$(8,563)		$55,151
Stockholders' equity	$108,975	$19,025		$128,000
(1) Impact of cumulative change in revenue.
(2) Impact of cumulative change in commissions expense.

Select unaudited condensed consolidated statement of operations line items, which reflects the adoption of ASC 606, are as follows:

Consolidated Statement of Operations	Three months ended March 31, 2017
(in thousands, except per share data)	As Reported	Impact of Adoption	As Adjusted
Revenue
Product	$20,033	$19	$20,052
Service	16,262	312	16,574
Total Revenue	$36,295	$331	$36,626
Gross Profit	$20,731	$331	$21,062
Operating Expenses	$27,205	$341	$27,546
Loss from Operations	$(6,474)	$(10)	$(6,484)
Net Loss	$(6,640)	$(10)	$(6,650)
Basic and diluted net loss per share	$(0.24)	$—	$(0.24)

The adoption impacted certain line items in the cash flows from operating activities as follows:

Cash flows from operating activities:	Three months ended March 31, 2017
(in thousands)	As Reported	Impact of Adoption	As Adjusted
Net loss	(6,640)	$(10)	(6,650)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred commissions	$—	$341	$341
Deferred revenue	$1,037	$(331)	$706
The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•
Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. Customer payments received by the Company are non-refundable

•
Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are capable of being both: a) functionally distinct, whereby the customer can benefit from the goods or service either on their own or together with other resources that are readily available from third parties or from the Company, and b) contractually distinct, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

•
Determination of the transaction price -The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer.

•
Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price, or SSP, basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

•
Recognition of revenue when, or as, the Company satisfies a performance obligation - The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Disaggregation of Revenue
A typical sales arrangement involves multiple arrangements, such as the sales of the Company’s proprietary communication Vocera Badge, perpetual software licenses, professional services, and maintenance and support services which entitle customers to unspecified upgrades, patch releases and telephone-based support. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance:

	Three months ended March 31,
(in thousands)	2018	2017
Product revenue
Device	$12,648	$14,058
Software	8,439	5,994
Total product	21,087	20,052

Service revenue
Maintenance and support	13,965	12,000
Professional services and training	5,190	4,574
Total service	19,155	16,574
Total revenue	$40,242	$36,626
Device revenue - In transactions where the Company delivers hardware the Company considers itself to be the principal in the transaction and records revenue and costs of goods sold on a gross basis. Hardware revenue is generally recognized upon transfer of control to the customer.
Software revenue - Revenue from the Company’s software products is generally recognized upon transfer of control to the customer.
Maintenance and support revenue - The Company generates maintenance and support revenue primarily from post contract support (PCS) contracts, and, to a lesser extent, from sales of extended warranties on the Vocera Badge. The majority of software sales are in conjunction with PCS contracts, which generally have one-year terms. The Company recognizes revenue from PCS contracts ratably over the contractual service period. The service period typically commences upon transfer of control of the corresponding software products to the customer. The Company recognizes revenue from extended warranty contracts ratably over their contractual service period, which is typically one year. This period starts one year from the date on which the transfer of control on the underlying hardware occurs because the hardware generally carries a one-year warranty.
Professional services and training revenue - Professional services and training revenue is generated when the Company installs and configure its software and devices at new or existing customer sites. The Company recognizes revenue related to professional services as they are performed.
Contracts with multiple performance obligations - Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis. For deliverables that that are routinely sold separately, such as maintenance and support on the core offerings, the Company determines SSP by evaluating renewals over the trailing 12-months. For those that are not sold routinely, the Company determines SSP based on its overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of the contracts and the products sold.
Contract Balances - The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount. A receivable is recognized in the period the Company delivers goods or provides services or when the right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of December 31, 2017 and March 31, 2018 is presented in the accompanying consolidated balance sheets.

Costs to obtain and fulfill a contract - The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the condensed consolidated statements of operations. The Company determines its estimated period of benefit by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the three months ended March 31, 2018 are as follows:

(in thousands)	December 31, 2017 *As Adjusted	Additions	Commissions Recognized	March 31, 2018
Deferred commissions	$10,301	$799	$(1,366)	$9,734
Of the $9.7 million total deferred commissions balance as of March 31, 2018, the Company expects to recognize approximately 49.8% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue - The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the three months ended March 31, 2018 are as follows:

(in thousands)	December 31, 2017 *As Adjusted	Additions	Revenue Recognized	March 31, 2018
Deferred revenue	$55,151	$20,502	$(21,293)	$54,360
* See details above for the summary of adjustments to deferred commission and deferred revenue as a result of the adoption of ASC 606.
During the three months ended March 31, 2018, the Company recognized $14.5 million pertaining to amounts deferred as of December 31, 2017. During the three months ended March 31, 2017, the Company recognized $12.6 million pertaining to amounts deferred as of December 31, 2016.
The majority of the Company’s “contracted not recognized” performance obligations are not subject to cancellation terms. The Company’s “contracted not recognized” revenue, which represents revenue allocated to performance obligations for revenue contracted, and which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods, was $109.2 million as of March 31, 2018, of which the Company expects to recognize approximately 76% of the revenue over the next 12 months and the remainder thereafter.

3.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the three months ended March 31, 2018, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2018 and December 31, 2017, are summarized as follows (in thousands):

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$3,386	$—	$3,386	$3,232	$—	$3,232
Commercial paper	—	1,205	1,205	—	1,201	1,201
U.S. government agency securities	—	7,341	7,341	—	8,648	8,648
U.S. Treasury securities	—	5,059	5,059	—	5,561	5,561
Corporate debt securities	—	39,306	39,306	—	37,530	37,530
Total assets measured at fair value	$3,386	$52,911	$56,297	$3,232	$52,940	$56,172
The Company had no liabilities as of March 31, 2018 and December 31, 2017 that were measured at fair value on a recurring basis.

4.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$25,469	$—	$—	$25,469
Money market funds	3,386	—	—	3,386
Total cash and cash equivalents	28,855	—	—	28,855

Short-Term Investments:
Commercial paper	1,208	—	(3)	1,205
U.S. government agency securities	7,378	—	(37)	7,341
U.S. Treasury securities	5,090	—	(31)	5,059
Corporate debt securities	39,453		(147)	39,306
Total short-term investments	53,129	—	(218)	52,911
Total cash, cash equivalents and short-term investments	$81,984	$—	$(218)	$81,766

	As of December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$25,061	$—	$—	$25,061
Money market funds	3,232	—	—	3,232
Corporate debt securities	433	—	—	433
Total cash and cash equivalents	28,726	—	—	28,726
Short-Term Investments:
Commercial paper	1,202	—	(1)	1,201
U.S. government agency securities	8,678	—	(30)	8,648
U.S. Treasury securities	5,586	—	(25)	5,561
Corporate debt securities	37,176	1	(80)	37,097
Total short-term investments	52,642	1	(136)	52,507
Total cash, cash equivalents and short-term investments	$81,368	$1	$(136)	$81,233

The Company has determined that the unrealized losses on its short-term investments as of March 31, 2018 and December 31, 2017 do not constitute an “other than temporary impairment.” The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of March 31, 2018
Cash and cash equivalents (1)	$28,855	$—	$28,855
Short-term investments	36,560	16,351	52,911
Cash, cash equivalents and short-term investments	$65,415	$16,351	$81,766

Balances as of December 31, 2017
Cash and cash equivalents (1)	$28,726	$—	$28,726
Short-term investments	34,750	17,757	52,507
Cash, cash equivalents and short-term investments	$63,476	$17,757	$81,233

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2018	2017
		* As Adjusted
Numerator:
Net loss	$(4,770)	$(6,650)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	29,476	27,751

Net income (loss) per share
Basic and diluted	$(0.16)	$(0.24)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2018	2017
Options to purchase common stock, including ESPP	1,330	2,193
Restricted stock units	2,027	2,147

6.	Goodwill and Intangible Assets
Goodwill
As of March 31, 2018 and December 31, 2017, the Company had $49.2 million and $49.2 million of goodwill, respectively, with $41.2 million and $8.0 million allocated to the Company’s Product and Services operating segments, respectively. As of March 31, 2018, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		March 31, 2018			December 31, 2017
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 7	$10,050	$5,909	$4,141	$10,050	$5,302	$4,748
Customer relationships	7 to 9	10,920	3,763	7,157	10,920	3,469	7,451
Backlog	3	1,400	910	490	1,400	650	750
Non-compete agreements	2 to 4	460	460	—	460	455	5
Trademarks	3 to 7	1,110	582	528	1,110	497	613
Intangible assets, net book value		$23,940	$11,624	$12,316	$23,940	$10,373	$13,567

Amortization expense was $1.3 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of March 31, 2018 was as follows:

(in thousands)	Future amortization
2018 (remaining nine months)	$3,083
2019	3,880
2020	1,251
2021	1,127
2022	1,050
2023	1,050
Thereafter	875
Future amortization expense	$12,316

7.	Balance Sheet Components
Inventories

(in thousands)	March 31, 2018	December 31, 2017
Raw materials	$12	$4
Finished goods	3,565	2,811
Total inventories	$3,577	$2,815
Property and equipment, net

(in thousands)	March 31, 2018	December 31, 2017
Computer equipment and software	$9,075	$8,832
Furniture, fixtures and equipment	1,843	1,764
Leasehold improvements	4,790	4,794
Manufacturing tools and equipment	2,641	2,624
Construction in process	286	157
Property and equipment, at cost	18,635	18,171
Less: Accumulated depreciation	(12,888)	(12,420)
Property and equipment, net	$5,747	$5,751
Depreciation and amortization expense was $0.7 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 2 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Minimum payments to be received on sales-type leases	$2,901	$2,758
Less: Unearned interest income and executory costs	(1,518)	(1,469)
Net investment in sales-type leases	1,383	1,289
Less: Current portion	(766)	(916)
Non-current net investment in sales-type leases	$617	$373
There were no allowances for doubtful accounts on these leases as of March 31, 2018 and December 31, 2017. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of March 31, 2018 were as follows:

(in thousands)	Future lease payments
2018	$1,242
2019	982
2020	593
2021	84
2022	—
Total	$2,901
Accrued payroll and other current liabilities

(in thousands)	March 31, 2018	December 31, 2017
Payroll and related expenses	$5,388	$9,569
Accrued payables	1,443	1,801
Deferred rent, current portion	283	271
Lease financing, current portion	871	832
Product warranty	303	353
Customer prepayments	823	1,084
Sales and use tax payable	410	505
Other	383	274
Total accrued payroll and other current liabilities	$9,904	$14,689

The changes in the Company’s product warranty reserve are as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Warranty balance at the beginning of the period	$353	$596
Warranty expense accrued for shipments during the period	86	138
Changes in estimate related to pre-existing warranties	(59)	(152)
Warranty settlements made	(77)	(83)
Total product warranty	$303	$499

8.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of March 31, 2018 and December 31, 2017, approximately $5.3 million and $4.4 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2017 and March 2022. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.7 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.
Future minimum lease payments at March 31, 2018 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2018 (remaining nine months)	$2,124
2019	2,190
2020	1,996
2021	1,801
2022	612
2023	35
Total minimum lease payments	$8,758

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

9.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the three months ended March 31, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2017	1,332,063	$13.48	5.36	$22,298
Options granted	—	—
Options exercised	(59,527)	16.09
Options canceled	(2,458)	4.37
Outstanding at March 31, 2018	1,270,078	$13.38	5.10	$12,971
At March 31, 2018, there was $0.3 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 0.57 years. As of March 31, 2018, there were 1,251,765 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. No shares of common stock were purchased during the three months ended March 31, 2018 and 2017. As of March 31, 2018, there were 878,729 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended March 31,
	2018	2017
Expected term (in years)	0.50	0.50
Volatility	29.0%	32.0%
Risk-free interest rate	1.39%	0.61%
Dividend yield	0%	0%
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2018 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	2,045,589	$18.84
Granted	111,413	29.32
Vested	(97,907)	16.01
Forfeited	(32,111)	19.94
Outstanding at March 31, 2018	2,026,984	$19.53
At March 31, 2018, there was $26.6 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.59 years.
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2018	2017
Cost of revenue	$747	$520
Research and development	607	412
Sales and marketing	1,496	1,265
General and administrative	1,737	1,386
Total stock-based compensation	$4,587	$3,583

10. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended March 31,
	2018	2017
(in thousands)		* As Adjusted
Revenue
Product	$21,087	$20,052
Service	19,155	16,574
Total revenue	40,242	36,626

Cost of revenue
Product	6,345	6,409
Service	9,996	9,155
Total cost of revenue	16,341	15,564

Gross profit
Product	14,742	13,643
Service	9,159	7,419
Total gross profit	23,901	21,062

Operating expenses	28,695	27,546
Interest income (expense), net and other	(64)	214
Loss before income taxes	$(4,858)	$(6,270)

11.	Income Taxes
The Company recorded a $0.1 million benefit from income taxes and $0.4 million provision for income taxes for the three months ended March 31, 2018 and 2017, respectively. The benefit recorded for the three months ended March 31, 2018 was primarily due to a reduction in the U.S. valuation allowance attributable to indefinite lived intangibles becoming a source of future taxable income to realize the deferred tax asset recorded for the U.S. federal net operating loss generated in the current year. This deferred tax asset will have an indefinite carryforward period as a result of recently enacted tax law changes. The benefit recorded was offset by taxes on international operations and state income taxes. The provision for the three months ended March 31, 2017 was primarily due to the accretion of the deferred tax liability associated with indefinite lived intangibles, taxes on international operations and state income taxes as well as the accretion of a deferred tax liability associated with goodwill related to acquisitions.
As of March 31, 2018, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of March 31, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 5, 2018. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our plans, objectives, expectations and intentions, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.
Business Overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy and other mission-critical mobile work environments, in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve patient safety and experience, improve staff resiliency and increase operational efficiency.
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 9.9% from $36.6 million for the three months ended March 31, 2017 to $40.2 million for the three months ended March 31, 2018. For the three months ended March 31, 2018, we recorded a net loss of $4.8 million compared to a net loss of $6.7 million for the three months ended March 31, 2017.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 13.3%, 10.2% and 10.4% of our revenue in the three months ended March 31, 2018, and the years ended December 31, 2017 and 2016, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2017, except as disclosed in Note 1 to the condensed consolidated financial statements “Recently Adopted Accounting Pronouncement.”

Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
Consolidated statement of operations data:	2018		2017
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$21,087	52.4%	$20,052	54.7%
Service	19,155	47.6	16,574	45.3
Total revenue	40,242	100.0	36,626	100.0
Cost of revenues
Product	6,345	15.8	6,409	17.5
Service	9,996	24.8	9,155	25.0
Total cost of revenues	16,341	40.6	15,564	42.5
Gross profit	23,901	59.4	21,062	57.5
Operating expenses:
Research and development	7,314	18.2	6,929	18.9
Sales and marketing	15,022	37.3	14,922	40.7
General and administrative	6,359	15.8	5,695	15.5
Total operating expenses	28,695	71.3	27,546	75.1
Loss from operations	(4,794)	(11.9)	(6,484)	(17.6)
Interest income	215	0.5	105	0.2
Other income (expense), net	(279)	(0.7)	109	0.3
Loss before income taxes	(4,858)	(12.1)	(6,270)	(17.1)
Benefit from (provision for) income taxes	88	0.2	(380)	(1.0)
Net loss	$(4,770)	(11.9)%	$(6,650)	(18.1)%
Revenue:

	Three months ended March 31,
	2018	2017	Change
(in thousands)	Amount	Amount	Amount	%
Product revenue
Device	$12,648	$14,058	$(1,410)	(10.0)%
Software	8,439	5,994	2,445	40.8
Total product	21,087	20,052	1,035	5.2

Service revenue
Maintenance and support	13,965	12,000	1,965	16.4
Professional services and training	5,190	4,574	616	13.5
Total service	19,155	16,574	2,581	15.6
Total revenue	$40,242	$36,626	$3,616	9.9%
Three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Total revenue increased $3.6 million, or 9.9%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Product revenue increased $1.0 million, or 5.2%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Device revenue decreased $1.4 million, or 10.0%, and software revenue increased $2.4 million, or 40.8%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease in device revenue, was driven primarily by a decrease in unit sales of badges and related accessories. This was largely as a result of large shipments to our US government customers in the three months ended March 31, 2017. The increase in software revenue is primarily due to an increase in sales of new software licenses and expansions of existing customer licenses.
Service revenue increased $2.6 million, or 15.6%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Software maintenance and support revenue increased $2.0 million, or 16.4%, and professional services and training revenue increased $0.6 million, or 13.5%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to increases in implementation services for our solutions.
Cost of revenue:

	Three months ended March 31,
	2018	2017	Change
(in thousands)	Amount	Amount	Amount	%
Cost of revenue
Product	$6,345	$6,409	$(64)	(1.0)%
Service	9,996	9,155	841	9.2
Total cost of revenue	$16,341	$15,564	$777	5.0%

Gross margin
Product	69.9%	68.0%	1.9%
Service	47.8%	44.8%	3.0%
Total gross margin	59.4%	57.5%	1.9%
Three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Cost of product revenue remained relatively flat for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This was driven by our revenue mix of hardware and software with costs staying relatively flat. Product gross margin as a percentage of product revenue increased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due primarily to a higher mix of software revenue.
Cost of service revenue increased $0.8 million, or 9.2%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The cost of service revenue increased primarily due to increased headcount to support the growth in the number of deployments of our solutions. Service gross margin as a percentage of service revenue increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due primarily to an increase in software maintenance and support revenue which typically yields higher margin.

Operating expenses:

	Three months ended March 31,
	2018	2017	Change
(in thousands)	Amount	Amount	Amount	%
Operating expenses
Research and development	$7,314	$6,929	$385	5.6%
Sales and marketing	15,022	14,922	100	0.7
General and administrative	6,359	5,695	664	11.7
Total operating expenses	$28,695	$27,546	$1,149	4.2%
Three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Research and development expense. Research and development expense increased $0.4 million, or 5.6%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to a $0.3 million increase in outside services and equipment supplies.
Sales and marketing expense. Sales and marketing expense increased $0.1 million, or 0.7%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to a $0.3 million increase in compensation resulting from increased stock compensation expense offset by a $0.2 million decrease in travel and entertainment expenses.
General and administrative expense. General and administrative expense increased $0.7 million, or 11.7%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to a $0.4 million increase in compensation resulting from increased stock compensation expense. The increase was also driven by a $0.3 million increase in outside services.
Interest Income and Other Expense, Net:

	Three months ended March 31,
(in thousands)	2018	2017	Change
Interest income	$215	$105	$110
Other income (expense), net	(279)	109	(388)
Three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Interest income. Interest income did not significantly change for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Other income (expense), net. The change in other income (expense) in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to foreign exchange fluctuations.

Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents and short-term investments of $81.8 million and no debt. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Three months ended March 31,
(in thousands)	2018	2017
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$1,132	$(3,500)
Net cash provided by (used in) investing activities	(1,043)	10,181
Net cash provided by financing activities	40	1,370
Net increase in cash and cash equivalents	$129	$8,051
Operating activities
Cash provided by operating activities was $1.1 million for the three months ended March 31, 2018, due to a net loss of $4.8 million and a reduction in lease-related performance obligations of $0.3 million, offset by non-cash items such as stock-based compensation of $4.6 million and depreciation and amortization of $2.0 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $4.9 million, an increase of $1.8 million in accounts payable and an increase in deferred commissions of $0.6 million. These factors were offset by certain cash outflows, including an increase of $0.8 million in inventories, an increase of $1.2 million in prepaid expenses and other assets, a decrease of $5.0 million in accrued payroll and other liabilities and a $0.8 million decrease in deferred revenue.
Cash provided by operating activities was $3.5 million for the three months ended March 31, 2017, due to a net loss of $6.7 million, a reduction in lease-related performance obligations of $0.6 million, partially offset by non-cash items such as stock-based compensation of $3.6 million and depreciation and amortization of $1.8 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease of $0.8 million in inventories, a decrease in deferred commissions of $0.3 million and a $0.7 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase in accounts receivable of $0.4 million, an increase of $0.5 million in prepaid expenses and other assets and a decrease of $0.1 million in accounts payable and a decrease of $2.9 million in accrued payroll and other liabilities.
Investing activities
Cash used in investing activities was $1.0 million for the three months ended March 31, 2018, due to $5.5 million of short-term investment maturities, offset by $6.0 million for purchases of short-term investments. An additional $0.6 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash provided by investing activities was $10.2 million for the three months ended March 31, 2017 due to $14.4 million for purchases of short-term investments, offset by $25.1 million of short-term investment maturities. An additional $0.6 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $0.0 million for the three months ended March 31, 2018, attributable to $1.0 million of proceeds from stock option exercises and $0.1 million of cash from lease-related performance obligations. This was partially offset by $1.0 million cash paid for employee taxes paid on net share settlement.
Cash provided by financing activities was $1.4 million for the three months ended March 31, 2017, attributable to $1.9 million of proceeds from stock option exercises. This was partially offset by a $0.5 million cash paid for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 7 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.

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
As of March 31, 2018, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASC 606, there was no change in our internal control over financial reporting which occurred during the period covered by this Quarterly Report on Form 10-Q which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate the adoption effective January 1, 2018. In addition, we have made some changes to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 606.

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
We have incurred significant losses in the past and reported a net loss of $4.8 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $127.4 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 94%, 97% and 97% of our revenue for the three months ended March 31, 2018 and for the years ended December 31, 2017 and 2016, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
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

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle, which can sometimes exceed twelve months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. Similarly, our increasing dependence on larger, hospital-wide deployments may increase fluctuations in our revenue and operating results because the failure to complete a significant sale, or the loss of a large customer will have a greater impact on those results. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. We have experienced and may continue to experience elongated sales cycles due to uncertainty surrounding past and future healthcare reform legislation, the impact of shifting federal government budgets, changes to Medicare and Medicaid reimbursement and potential future statutes and rulemaking.

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

We expect to incur costs associated with the investments made to support our business strategy before the anticipated benefits or the returns are realized, if any. If we are unable to grow our business or manage our future growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or enhancements to existing solutions. We may also fail to satisfy customer requirements, maintain quality, execute our business plan or respond to competitive pressures, which could result in lower revenue and a decline in the share price of our common stock.

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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	the availability of government funding for healthcare facilities operated by the United States federal government;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	our ability to successfully integrate acquired businesses;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	changes in customer deployment timelines;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and the varying revenue recognition rules that apply;

•	pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships and maintain existing reseller relationships;

•	the financial health of our resellers;

•	our ability to successfully deploy our solutions in a timely manner;

•	our ability to sell and integrate third-party products and services and our customer’s satisfaction with those third-party products and services;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions;

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance;

•	fluctuations in foreign currencies in the international markets in which we operate; and

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

Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and is subject to factors and events over which we have no control. The introduction of new competitive products or services into our markets could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products and services. Further, declines in our market capitalization may be an indicator that our intangible assets or goodwill carrying values exceed their fair values, which could lead to potential impairment charges that could impact our operating results.

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
We believe that our healthcare customers are unsure of the impact of the elements of those acts, as well as the related efforts to reform or repeal the ACA will have on their business, and cannot predict the timing and requirements of the final rules issued by the U.S. Department of Health and Human Services (HHS) for these statutes, making managing their business operations more difficult.  Further, as has been experienced since 2010, as rules and agency guidance pursuant to these statutes are implemented and revised by HHS, a number of aspects of the acts have been interpreted, modified or delayed. For example, sudden changes in the rules for individuals buying insurance through state or federal health insurance exchanges, and individual and employer mandates to have and offer insurance coverage, have challenged hospitals’ abilities to forecast patient utilization and revenues, and to set operational plans and budget accordingly.
Federal budget activities also impact our customers. We believe that it is likely that additional legislative changes by Congress and rulemaking by HHS will continue. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the three months ended March 31, 2018 and the year ended December 31, 2017, we generated approximately 15% and 18%, respectively of our revenue from these customers. These customers have been and may continue to be impacted by budgetary and legislative actions.
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
Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones also sell their products to hospitals as components of communication solutions. Of these product categories, in-building wireless telephones and pagers represent the most significant current competition for the sale of our solutions. The market for in-building wireless phones is dominated by communications companies such as Cisco Systems, Ascom and Spectralink. In addition, the growing proliferation of smartphones and related applications, including cloud-based applications, represents another category of competitive offerings. While we consider secure text-messaging using smartphones a feature valued by many customers, we do not believe most of our potential customers would consider that feature alone an adequate substitute for a comprehensive multi-mode communication solution. Some customers may choose solutions that are not HIPAA-compliant, given their budget constraints. Furthermore, in clinical integrations and middleware we compete with companies including Connexall and Philips Healthcare. This area of competition has heightened with our acquisition of Extension Healthcare.
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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 3% and 3% of our revenue for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements, or that sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We expect to incur costs associated with the development and introduction of new solutions before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges, which can require customers to perform software upgrades to their systems, and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our solutions. We also may incur substantial costs or delays in the manufacture of any additional new products or models as we seek to optimize production methods and processes at our contract manufacturer. In addition, we expect that we will at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 35%, 32% and 33% of our revenue for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the three months ended March 31, 2018 and the years ended December 31, 2017 and 2015, we generated 13.3%, 10.2% and 10.4% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

Our solutions incorporate complex technology, are deployed in a variety of complex hospital environments and must interoperate with many different types of devices and hospital systems. While we test the components of our solutions for defects and errors prior to release, we or our customers may not discover a defect or error until after we have deployed our solution, integrated it into the hospital environment and our customer has commenced general use of the solution. In addition, our solutions in some cases are integrated with hardware and software offered by “middleware” vendors in order to interoperate with nurse call systems, device alarms and other hospital systems. Our software may also be deployed on third party devices, including devices we resell, which creates additional complexity because we share control of the of the customer experience. If we cannot successfully integrate our solutions with these vendors as needed or if any hardware or software of these vendors, contains any defect or error, then our solutions may not perform as designed, or may exhibit a defect or error.
Any defects or errors in, or which are attributed to our solutions, or to products or services we resell, could result in:

•	delayed market acceptance of our affected solutions;

•	loss of revenue or delay in revenue recognition;

•	loss of customers or inability to attract new customers;

•	diversion of engineering or other resources for remedying the defect or error;

•	damage to our brand and reputation;

•	delay in delivery of information;

•	increased service and warranty costs, including potential replacement costs for product recalls or returns; and

•	legal actions by our customers and hospital patients, including product liability claims.
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

We provide certain products that are, and others that may become, subject to regulation by the FDA and similar agencies in other countries, or the jurisdiction of these agencies could be expanded in the future to include our solutions. The FDA regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. For example, the clinical alert notification solution we acquired as part of our acquisition of Extension Healthcare and the clinical communications product we acquired from mVisum are regulated by the FDA as Class II medical devices. Although we have concluded that our wireless badge is a general-purpose communications device not subject to FDA regulation, the FDA could disagree with our conclusion, or changes in our solutions or the FDA’s evolving regulation could lead to FDA regulation of our solutions. Any of our products deemed to be medical devices would be subject to the 2.3% excise tax under the ACA; however, currently there is a moratorium on the medical device tax until January 1, 2020. Canada and many other countries in which we sell or may sell our solutions could also have similar regulations applicable to our solutions, some of which may be subject to change or interpretation. We may incur substantial operating costs if we are required to register our solutions or components of our solutions as regulated medical devices under U.S. or foreign regulations, obtain premarket approval from the FDA or foreign regulatory agencies, and satisfy the extensive reporting requirements. In addition, failure to comply with these regulations could result in enforcement actions and monetary penalties.

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

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that our directors may be removed only for “cause” and only with the approval of the holders of at least 66 2/3rds percent of our outstanding stock; and

•	require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws.
Section 203 of the Delaware General Corporation Law may also discourage, delay or prevent a change of control of our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Index Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

VOCERA COMMUNICATIONS, INC.
Date: May 9, 2018	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: May 9, 2018	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)