Form 10-Q
period 2018-06-30
VOCERA COMMUNICATIONS, INC.
filed 2018-08-03
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2018
Common Stock, $0.0003 par value per share	30,166,113

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$27,480	$28,726
Short-term investments	178,825	52,507
Accounts receivable, net of allowance	33,489	35,105
Other receivables	1,518	1,331
Inventories	3,923	2,815
Prepaid expenses and other current assets	3,648	3,957
Total current assets	248,883	124,441
Property and equipment, net	6,980	5,751
Intangible assets, net	11,273	13,567
Goodwill	49,246	49,246
Deferred commissions	9,329	10,301
Other long-term assets	1,304	1,667
Total assets	$327,015	$204,973
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,302	$2,678
Accrued payroll and other current liabilities	11,569	14,689
Deferred revenue, current	40,003	40,734
Total current liabilities	54,874	58,101
Deferred revenue, long-term	13,405	14,417
Convertible senior notes, net	107,374	—
Other long-term liabilities	2,930	4,455
Total liabilities	178,583	76,973
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of June 30, 2018 and December 31, 2017; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 30,091,970 and 29,412,116 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	9	9
Additional paid-in capital	279,812	250,854
Accumulated other comprehensive loss	(393)	(191)
Accumulated deficit	(130,996)	(122,672)
Total stockholders’ equity	148,432	128,000
Total liabilities and stockholders’ equity	$327,015	$204,973
* See Note 1 for a summary of adjustments related to the adoption of the new revenue recognition standard.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenue
Product	$21,824	$20,992	$42,911	$41,044
Service	20,862	18,666	40,017	35,240
Total revenue	42,686	39,658	82,928	76,284
Cost of revenue
Product	6,683	6,807	13,028	13,216
Service	10,352	9,962	20,348	19,117
Total cost of revenue	17,035	16,769	33,376	32,333
Gross profit	25,651	22,889	49,552	43,951
Operating expenses
Research and development	7,323	7,371	14,637	14,300
Sales and marketing	15,266	15,246	30,288	30,168
General and administrative	6,176	5,984	12,535	11,679
Total operating expenses	28,765	28,601	57,460	56,147
Loss from operations	(3,114)	(5,712)	(7,908)	(12,196)
Interest income	530	128	745	233
Interest expense	(997)	—	(997)	—
Other income (expense), net	(528)	(67)	(807)	42
Loss before income taxes	(4,109)	(5,651)	(8,967)	(11,921)
Benefit from (provision for) income taxes	555	(361)	643	(741)
Net loss	$(3,554)	$(6,012)	$(8,324)	$(12,662)

Net loss per share
Basic and diluted	$(0.12)	$(0.21)	$(0.28)	$(0.45)
Weighted average shares used to compute net loss per share
Basic and diluted	29,867	28,422	29,673	28,088
* See Note 1 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net loss	$(3,554)	$(6,012)	$(8,324)	$(12,662)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	(119)	38	(202)	210
Comprehensive loss	$(3,673)	$(5,974)	$(8,526)	$(12,452)
* See Note 1 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
		* As Adjusted
Cash flows from operating activities
Net loss	$(8,324)	$(12,662)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,776	3,791
Inventory provision	—	86
Change in lease-related performance obligations	(568)	(423)
Stock-based compensation expense	9,983	8,486
Amortization of debt discount and issuance costs	733	—
Other	24	14
Changes in operating assets and liabilities:
Accounts receivable	1,621	(901)
Other receivables	(187)	59
Inventories	(1,109)	958
Prepaid expenses and other assets	672	(821)
Deferred commissions	972	210
Accounts payable	(184)	(622)
Accrued payroll and other liabilities	(4,256)	(456)
Deferred revenue	(1,742)	235
Net cash provided by (used in) operating activities	1,411	(2,046)
Cash flows from investing activities
Purchase of property and equipment	(1,929)	(1,741)
Purchase of short-term investments	(148,228)	(38,792)
Maturities of short-term investments	21,707	38,101
Net cash used in investing activities	(128,450)	(2,432)
Cash flows from financing activities
Cash from lease-related performance obligations	89	—
Proceeds from issuance of convertible senior notes, net of issuance costs	139,058	—
Payment for purchase of capped calls	(8,907)	—
Proceeds from issuance of common stock from the employee stock purchase plan	1,625	1,246
Proceeds from exercise of stock options	1,962	5,967
Tax withholdings paid on behalf of employees for net share settlement	(8,034)	(6,210)
Net cash provided by financing activities	125,793	1,003
Net decrease in cash and cash equivalents	(1,246)	(3,475)
Cash and cash equivalents at beginning of period	28,726	35,033
Cash and cash equivalents at end of period	$27,480	$31,558

Supplemental disclosure of non-cash investing and financing activities:
Costs related to the convertible senior notes in accounts payable and accrued liabilities	$204	$—
Property and equipment in accounts payable and accrued liabilities	$909	$341

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
The Vocera communication and collaboration solution, which includes an intelligent enterprise software platform; a lightweight, wearable, voice-controlled communication badge; and smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to a range of smartphones both inside and outside the hospital, replacing legacy pagers and in-building wireless phones.
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
In February 2018, the FASB issued new guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and required certain disclosures about stranded tax effects. This standard will be effective for the Company beginning January 1, 2019 and may be applied either in the period of adoption or retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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
606 Adoption Impact to Previously Reported Results
The Company adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items, which reflects the adoption of ASC 606, are as follows:

Consolidated Balance Sheet	As of December 31, 2017
(in thousands)	As Reported	Impact of Adoption		As Adjusted
Other receivables	$1,170	$161	(1)	$1,331
Deferred commissions	$—	$10,301	(2)	$10,301
Deferred revenue - current	$47,276	$(6,542)	(1)	$40,734
Deferred revenue - long-term	16,438	(2,021)	(1)	14,417
Total deferred revenue	$63,714	$(8,563)		$55,151
Stockholders' equity	$108,975	$19,025		$128,000
(1) Impact of cumulative change in revenue.
(2) Impact of cumulative change in commissions expense.

Select unaudited condensed consolidated statement of operations line items, which reflects the adoption of ASC 606, are as follows:

Consolidated Statement of Operations	Three months ended June 30, 2017			Six months ended June 30, 2017
(in thousands, except per share data)	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Revenue
Product	$20,658	$334	$20,992	$40,691	$353	$41,044
Service	17,792	874	18,666	34,054	1,186	35,240
Total Revenue	$38,450	$1,208	$39,658	$74,745	$1,539	$76,284
Gross Profit	$21,681	$1,208	$22,889	$42,412	$1,539	$43,951
Operating Expenses	$28,732	$(131)	$28,601	$55,937	$210	$56,147
Loss from Operations	$(7,051)	$1,339	$(5,712)	$(13,525)	$1,329	$(12,196)
Net Loss	$(7,351)	$1,339	$(6,012)	$(13,991)	$1,329	$(12,662)
Basic and diluted net loss per share	$(0.26)	$0.05	$(0.21)	$(0.50)	$0.05	$(0.45)

The adoption impacted certain line items in the cash flows from operating activities as follows:

Cash flows from operating activities:	Six months ended June 30, 2017
(in thousands)	As Reported	Impact of Adoption	As Adjusted
Net loss	(13,991)	1,329	(12,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred commissions	$—	$210	$210
Deferred revenue	$1,774	$(1,539)	$235
The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•
Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. Customer payments received by the Company are non-refundable.

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

•
Determination of the transaction price - The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Product revenue
Device	$15,049	$14,990	$27,697	$29,048
Software	6,775	6,002	15,214	11,996
Total product	21,824	20,992	42,911	41,044

Service revenue
Maintenance and support	15,505	12,670	29,470	24,670
Professional services and training	5,357	5,996	10,547	10,570
Total service	20,862	18,666	40,017	35,240
Total revenue	$42,686	$39,658	$82,928	$76,284
Device revenue - In transactions where the Company delivers hardware, the Company considers itself to be the principal in the transaction and records revenue and costs of goods sold on a gross basis. Hardware revenue is generally recognized upon transfer of control to the customer.
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
Professional services and training revenue - Professional services and training revenue is generated when the Company installs and configures its software and devices at new or existing customer sites. The Company recognizes revenue related to professional services as they are performed.
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
Contract balances - The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount. A receivable is recognized in the period the Company delivers goods or provides services or when the right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of June 30, 2018 and December 31, 2017 is presented in the accompanying consolidated balance sheets.

Costs to obtain and fulfill a contract - The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the condensed consolidated statements of operations. The Company determines its estimated period of benefit by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the three and six months ended June 30, 2018 are as follows:

(in thousands)	March 31, 2018	Additions	Commissions Recognized	June 30, 2018
Deferred commissions	$9,734	$991	$(1,396)	$9,329

(in thousands)	December 31, 2017 *As Adjusted	Additions	Commissions Recognized	June 30, 2018
Deferred commissions	$10,301	$1,790	$(2,762)	$9,329
Of the $9.3 million total deferred commissions balance as of June 30, 2018, the Company expects to recognize approximately 53.1% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue - The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the three and six months ended June 30, 2018 are as follows:

(in thousands)	March 31, 2018	Additions	Revenue Recognized	June 30, 2018
Deferred revenue	$54,360	$17,581	$(18,533)	$53,408

(in thousands)	December 31, 2017 *As Adjusted	Additions	Revenue Recognized	June 30, 2018
Deferred revenue	$55,151	$38,083	$(39,826)	$53,408
* See details above for the summary of adjustments to deferred commission and deferred revenue as a result of the adoption of ASC 606.
Revenue recognized during the three and six months ended June 30, 2018 from deferred revenue balances at the beginning of the period was $15.5 million and $27.1 million, respectively. Revenue recognized during the three and six months ended June 30, 2017 from deferred revenue balances at the beginning of the period was $12.4 million and $22.8 million, respectively.
The majority of the Company’s “contracted not recognized” performance obligations are not subject to cancellation terms. The Company’s “contracted not recognized” revenue, which represents revenue allocated to performance obligations for revenue contracted, and which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods, was $108.8 million as of June 30, 2018, of which the Company expects to recognize approximately 79% of the revenue over the next 12 months and the remainder thereafter.

3.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the six months ended June 30, 2018, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at June 30, 2018 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the consolidated financial statements for further information.
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2018 and December 31, 2017, are summarized as follows (in thousands):

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$3,750	$—	$3,750	$3,232	$—	$3,232
Commercial paper	—	53,183	53,183	—	1,201	1,201
U.S. government agency securities	—	5,828	5,828	—	8,648	8,648
U.S. Treasury securities	—	4,813	4,813	—	5,561	5,561
Corporate debt securities	—	124,131	124,131	—	37,530	37,530
Total assets measured at fair value	$3,750	$187,955	$191,705	$3,232	$52,940	$56,172

4.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$14,600	$—	$—	$14,600
Money market funds	3,750	—	—	3,750
Commercial paper	9,132	—	(2)	9,130
Total cash and cash equivalents	27,482	—	(2)	27,480

Short-Term Investments:
Commercial paper	44,088	—	(35)	44,053
U.S. government agency securities	5,859	—	(31)	5,828
U.S. Treasury securities	4,838	—	(25)	4,813
Corporate debt securities	124,374	3	(246)	124,131
Total short-term investments	179,159	3	(337)	178,825
Total cash, cash equivalents and short-term investments	$206,641	$3	$(339)	$206,305

	As of December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$25,061	$—	$—	$25,061
Money market funds	3,232	—	—	3,232
Corporate debt securities	433	—	—	433
Total cash and cash equivalents	28,726	—	—	28,726
Short-Term Investments:
Commercial paper	1,202	—	(1)	1,201
U.S. government agency securities	8,678	—	(30)	8,648
U.S. Treasury securities	5,586	—	(25)	5,561
Corporate debt securities	37,176	1	(80)	37,097
Total short-term investments	52,642	1	(136)	52,507
Total cash, cash equivalents and short-term investments	$81,368	$1	$(136)	$81,233

The Company has determined that the unrealized losses on its short-term investments as of June 30, 2018 and December 31, 2017 do not constitute an “other than temporary impairment.” The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of June 30, 2018
Cash and cash equivalents (1)	$27,480	$—	$27,480
Short-term investments	107,707	71,118	178,825
Cash, cash equivalents and short-term investments	$135,187	$71,118	$206,305

Balances as of December 31, 2017
Cash and cash equivalents (1)	$28,726	$—	$28,726
Short-term investments	34,750	17,757	52,507
Cash, cash equivalents and short-term investments	$63,476	$17,757	$81,233

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		* As Adjusted		* As Adjusted
Numerator:
Net loss	$(3,554)	$(6,012)	$(8,324)	$(12,662)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	29,867	28,422	29,673	28,088

Net income (loss) per share
Basic and diluted	$(0.12)	$(0.21)	$(0.28)	$(0.45)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Options to purchase common stock, including ESPP	1,236	1,586	1,283	1,889
Restricted stock units	1,955	2,336	1,991	2,241

6.	Goodwill and Intangible Assets
Goodwill
As of June 30, 2018 and December 31, 2017, the Company had $49.2 million and $49.2 million of goodwill, respectively, with $41.2 million and $8.0 million allocated to the Company’s Product and Services operating segments, respectively. As of June 30, 2018, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		June 30, 2018			December 31, 2017
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 7	$10,050	$6,517	$3,533	$10,050	$5,302	$4,748
Customer relationships	7 to 9	10,920	4,057	6,863	10,920	3,469	7,451
Backlog	3	1,400	969	431	1,400	650	750
Non-compete agreements	2 to 4	460	460	—	460	455	5
Trademarks	3 to 7	1,110	664	446	1,110	497	613
Intangible assets, net book value		$23,940	$12,667	$11,273	$23,940	$10,373	$13,567

Amortization expense was $1.0 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense was $2.3 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of June 30, 2018 was as follows:

(in thousands)	Future amortization
2018 (remaining six months)	$2,040
2019	3,880
2020	1,251
2021	1,127
2022	1,050
2023	1,050
Thereafter	875
Future amortization expense	$11,273

7.	Balance Sheet Components
Inventories

(in thousands)	June 30, 2018	December 31, 2017
Raw materials	$76	$4
Finished goods	3,847	2,811
Total inventories	$3,923	$2,815
Property and equipment, net

(in thousands)	June 30, 2018	December 31, 2017
Computer equipment and software	$9,495	$8,832
Furniture, fixtures and equipment	2,190	1,764
Leasehold improvements	5,898	4,794
Manufacturing tools and equipment	2,709	2,624
Construction in process	128	157
Property and equipment, at cost	20,420	18,171
Less: Accumulated depreciation	(13,440)	(12,420)
Property and equipment, net	$6,980	$5,751
Depreciation and amortization expense was $0.8 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense was $1.5 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 2 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Minimum payments to be received on sales-type leases	$2,513	$2,758
Less: Unearned interest income and executory costs	(1,377)	(1,469)
Net investment in sales-type leases	1,136	1,289
Less: Current portion	(635)	(916)
Non-current net investment in sales-type leases	$501	$373
There were no allowances for doubtful accounts on these leases as of June 30, 2018 and December 31, 2017. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of June 30, 2018 were as follows:

(in thousands)	Future lease payments
2018	$821
2019	993
2020	603
2021	93
2022	3
Total	$2,513
Accrued payroll and other current liabilities

(in thousands)	June 30, 2018	December 31, 2017
Payroll and related expenses	$5,862	$9,569
Accrued payables	2,362	1,801
Deferred rent, current portion	293	271
Lease financing, current portion	910	832
Product warranty	306	353
Customer prepayments	620	1,084
Sales and use tax payable	512	505
Other	704	274
Total accrued payroll and other current liabilities	$11,569	$14,689

The changes in the Company’s product warranty reserve are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Warranty balance at the beginning of the period	$303	$499	$353	$596
Warranty expense accrued for shipments during the period	129	120	215	258
Changes in estimate related to pre-existing warranties	(75)	(225)	(134)	(377)
Warranty settlements made	(51)	(79)	(128)	(162)
Total product warranty	$306	$315	$306	$315

8.	Convertible Senior Notes
In May 2018, the Company issued $143.75 million aggregate principal amount of 1.50% Convertible Senior Notes due 2023, including $18.75 million aggregate principal amount of such notes pursuant to the exercise in full of options granted to the initial purchasers, collectively the “Notes.” The Notes are unsecured, unsubordinated obligations and bear interest at a fixed rate of 1.50% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $138.9 million.
Each $1,000 principal amount of the Notes will initially be convertible into 31.0073 shares of the Company’s common stock, the “Conversion Option,” which is equivalent to an initial conversion price of approximately $32.25 per share, subject to adjustment upon the occurrence of specified events. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 15, 2023, only under the following circumstances:
(1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day;
(2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that ten day consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such trading day; or
(3) upon the occurrence of specified corporate events (as set forth in the indenture governing the Notes).
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is the Company’s current intent and policy to settle conversions through combination settlement which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. During the three months ended June 30, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three months ended June 30, 2018 and are classified as long-term debt.
In accounting for the transaction, the Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the Conversion Option was $33.4 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was recorded in additional paid-in capital and will be remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, the “debt discount,” is amortized to interest expense over the contractual term of the Notes at an effective interest rate of 7.6%.
In accounting for the debt issuance costs of $4.9 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $3.8 million and will be amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were $1.1 million and are included with the equity component in additional paid-in capital.
The Notes consisted of the following:

(in thousands)	June 30, 2018
Liability:
Principal	$143,750
Unamortized debt discount	(32,691)
Unamortized issuance costs	$(3,685)
Net carrying amount	$107,374

Stockholders’ equity:
Debt discount for conversion option	$33,350
Issuance costs	$(1,136)
Net carrying amount	$32,214

The total estimated fair value of the Notes as of June 30, 2018 was approximately $161.4 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $29.89 on June 29, 2018, the if-converted value of the Notes of $133.2 million was less than their principal amount.

Interest expense related to the Notes is as follows:

(in thousands)	June 30, 2018
Contractual interest expense	$264
Amortization of debt discount	$659
Amortization of issuance costs	$74
Total interest expense	$997

Capped Calls
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties, the “Capped Calls.” The Capped Calls each have an initial strike price of approximately $32.25 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $38.94 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of the Company’s common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $8.9 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows:

(in thousands)	June 30, 2018
Conversion option	$33,350
Purchase of capped calls	$(8,907)
Issuance costs	$(1,136)
Total	$23,307

Impact on Earnings Per Share
The Notes will not have an impact on the Company’s diluted earnings per share until the average market price of the Company’s common stock exceeds the conversion price of $32.25 per share, as the Company intends to settle the principal amount of the Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods net income is reported. However, upon conversion, there will be no economic dilution from the Notes until the average market price of the Company’s common stock exceeds the cap price of $38.94 per share, as exercise of the capped calls offsets any dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

9.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of June 30, 2018 and December 31, 2017, approximately $9.6 million and $4.4 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2017 and February 2023. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.7 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. Facilities rent expense was $1.3 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.
Future minimum lease payments at June 30, 2018 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2018 (remaining six months)	$1,170
2019	2,235
2020	2,085
2021	1,836
2022	612
2023	35
Total minimum lease payments	$7,973

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

10.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the six months ended June 30, 2018 is presented below:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2017	1,332,063	$13.48	5.36	$22,298
Options granted	—	—
Options exercised	(116,210)	16.88
Options canceled	(2,774)	4.97
Outstanding at June 30, 2018	1,213,079	$13.18	4.29	$20,280
At June 30, 2018, there was $0.1 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 0.59 years. As of June 30, 2018, there were 2,379,220 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the six months ended June 30, 2018, employees purchased 78,563 shares of common stock at an average price of $20.69. During the six months ended June 30, 2017, employees purchased 89,813 shares of common stock at an average purchase price of $13.87. As of June 30, 2018, there were 800,166 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Expected term (in years)	0.50	0.50	0.50	0.50
Volatility	29.0% - 37.8%	30.0%	29.0% - 37.8%	30.0% - 32.0%
Risk-free interest rate	1.39% - 2.09%	1.02%	1.39% - 2.09%	0.61% - 1.02%
Dividend yield	0%	0%	0%	0%
Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2018 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	2,045,589	$18.84
Granted	794,187	25.60
Vested	(793,680)	17.20
Forfeited	(90,667)	20.45
Outstanding at June 30, 2018	1,955,429	$22.17
At June 30, 2018, there was $37.6 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.93 years.
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$966	$848	$1,713	$1,368
Research and development	755	623	1,362	1,035
Sales and marketing	1,655	1,779	3,151	3,044
General and administrative	2,020	1,653	3,757	3,039
Total stock-based compensation	$5,396	$4,903	$9,983	$8,486

11. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
(in thousands)		* As Adjusted		* As Adjusted
Revenue
Product	$21,824	$20,992	$42,911	$41,044
Service	20,862	18,666	40,017	35,240
Total revenue	42,686	39,658	82,928	76,284

Cost of revenue
Product	6,683	6,807	13,028	13,216
Service	10,352	9,962	20,348	19,117
Total cost of revenue	17,035	16,769	33,376	32,333

Gross profit
Product	15,141	14,185	29,883	27,828
Service	10,510	8,704	19,669	16,123
Total gross profit	25,651	22,889	49,552	43,951

Operating expenses	28,765	28,601	57,460	56,147
Interest income (expense), net and other	(995)	61	(1,059)	275
Loss before income taxes	$(4,109)	$(5,651)	$(8,967)	$(11,921)

12.	Income Taxes
The Company recorded a $0.6 million benefit from income taxes and $0.7 million provision for income taxes for the six months ended June 30, 2018 and 2017, respectively. The benefit recorded for the six months ended June 30, 2018 was primarily due to a reduction in the U.S. valuation allowance attributable to indefinite lived intangibles becoming a source of future taxable income to realize the deferred tax asset recorded for the U.S. federal net operating loss generated in the current year. This deferred tax asset will have an indefinite carryforward period as a result of recently enacted tax law changes. The benefit recorded was offset by taxes on international operations and state income taxes. The provision for the six months ended June 30, 2017 was primarily due to the accretion of the deferred tax liability associated with indefinite lived intangibles, taxes on international operations and state income taxes as well as the accretion of a deferred tax liability associated with goodwill related to acquisitions.
As of June 30, 2018, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of June 30, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2017.

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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 8.7% from $76.3 million for the six months ended June 30, 2017 to $82.9 million for the six months ended June 30, 2018. For the six months ended June 30, 2018, we recorded a net loss of $8.3 million compared to a net loss of $12.7 million for the six months ended June 30, 2017.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 13.0%, 10.2% and 10.4% of our revenue in the six months ended June 30, 2018, and the years ended December 31, 2017 and 2016, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
Convertible Senior Notes
In May 2018, we issued $143.75 million aggregate principal amount of 1.50% Convertible Senior Notes due 2023, including $18.75 million aggregate principal amount of such notes pursuant to the exercise in full of options granted to the initial purchasers, collectively the “Notes.” The total net proceeds from the offering, after deducting initial purchase discounts and debt issuance costs, are approximately $138.9 million.
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties, the “Capped Calls.” The Capped Calls each have an initial strike price of approximately $32.25 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $38.94 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of our common stock. We used proceeds of $8.9 million to purchase the Capped Calls, which were recorded as a reduction to additional paid-in capital. For further discussion on the Capped Calls, please refer to Note 8 in the notes to the condensed consolidated financial statements.
We expect to use the remaining net proceeds for general corporate purposes, which may include funding research and development, increasing working capital, acquisitions or investments in complementary businesses, products or technologies and capital expenditures.

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

	Three months ended June 30,				Six months ended June 30,
Consolidated statement of operations data:	2018		2017		2018		2017
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$21,824	51.1%	$20,992	52.9%	$42,911	51.7%	$41,044	53.8%
Service	20,862	48.9	18,666	47.1	40,017	48.3	35,240	46.2
Total revenue	42,686	100.0	39,658	100.0	82,928	100.0	76,284	100.0
Cost of revenues
Product	6,683	15.6	6,807	17.2	13,028	15.7	13,216	17.3
Service	10,352	24.3	9,962	25.1	20,348	24.5	19,117	25.1
Total cost of revenues	17,035	39.9	16,769	42.3	33,376	40.2	32,333	42.4
Gross profit	25,651	60.1	22,889	57.7	49,552	59.8	43,951	57.6
Operating expenses:
Research and development	7,323	17.2	7,371	18.6	14,637	17.7	14,300	18.7
Sales and marketing	15,266	35.7	15,246	38.4	30,288	36.5	30,168	39.6
General and administrative	6,176	14.5	5,984	15.1	12,535	15.1	11,679	15.3
Total operating expenses	28,765	67.4	28,601	72.1	57,460	69.3	56,147	73.6
Loss from operations	(3,114)	(7.3)	(5,712)	(14.4)	(7,908)	(9.5)	(12,196)	(16.0)
Interest income	530	1.2	128	0.4	745	0.9	233	0.3
Interest expense	(997)	(2.3)	—	0.1	(997)	(1.2)	—	—
Other income (expense), net	(528)	(1.2)	(67)	(0.2)	(807)	(1.0)	42	0.1
Loss before income taxes	(4,109)	(9.6)	(5,651)	(14.2)	(8,967)	(10.8)	(11,921)	(15.6)
Benefit from (provision for) income taxes	555	1.3	(361)	(0.9)	643	0.8	(741)	(1.0)
Net loss	$(3,554)	(8.3)%	$(6,012)	(15.1)%	$(8,324)	(10.0)%	$(12,662)	(16.6)%

Revenue:

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change		2018	2017	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$15,049	$14,990	$59	0.4%	$27,697	$29,048	$(1,351)	(4.7)%
Software	6,775	6,002	773	12.9	15,214	11,996	3,218	26.8
Total product	21,824	20,992	832	4.0	42,911	41,044	1,867	4.5

Service revenue
Maintenance and support	15,505	12,670	2,835	22.4	29,470	24,670	4,800	19.5
Professional services and training	5,357	5,996	(639)	(10.7)	10,547	10,570	(23)	(0.2)
Total service	20,862	18,666	2,196	11.8	40,017	35,240	4,777	13.6
Total revenue	$42,686	$39,658	$3,028	7.6%	$82,928	$76,284	$6,644	8.7
Three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Total revenue increased $3.0 million, or 7.6%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Product revenue increased $0.8 million, or 4.0%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Device revenue increased $0.1 million, or 0.4%, and software revenue increased $0.8 million, or 12.9%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in device revenue, was driven primarily by an increase in unit sales of badges and related accessories. The increase in software revenue is primarily due to an increase in sales of new software licenses and expansions of existing customer licenses.
Service revenue increased $2.2 million, or 11.8%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Software maintenance and support revenue increased $2.8 million, or 22.4%, and professional services and training revenue decreased $0.6 million, or 10.7%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to decreases in implementation services for our solutions.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Total revenue increased $6.6 million, or 8.7%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Product revenue increased $1.9 million, or 4.5%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Device revenue decreased $1.4 million, or 4.7%, and software revenue increased $3.2 million, or 26.8%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease in device revenue, was driven primarily by a decrease in unit sales of badges and related accessories. This was largely as a result of large shipments to our US government customers in the six months ended June 30, 2017. The increase in software revenue is primarily due to an increase in sales of new software licenses and expansions of existing customer licenses.
Service revenue increased $4.8 million, or 13.6%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Software maintenance and support revenue increased $4.8 million, or 19.5%, and professional services and training revenue decreased slightly for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to decreases in implementation services for our solutions.

Cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change		2018	2017	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$6,683	$6,807	$(124)	(1.8)%	$13,028	$13,216	$(188)	(1.4)%
Service	10,352	9,962	390	3.9	20,348	19,117	1,231	6.4
Total cost of revenue	$17,035	$16,769	$266	1.6%	$33,376	$32,333	$1,043	3.2%

Gross margin
Product	69.4%	67.6%	1.8%		69.6%	67.8%	1.8%
Service	50.4%	46.6%	3.8%		49.2%	45.8%	3.4%
Total gross margin	60.1%	57.7%	2.4%		59.8%	57.6%	2.2%
Three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Cost of product revenue remained relatively flat for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This was driven by our revenue mix of hardware and software with costs staying relatively flat. Product gross margin as a percentage of product revenue increased in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due primarily to a higher mix of software revenue.
Cost of service revenue increased $0.4 million, or 3.9%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The cost of service revenue increased primarily due to higher headcount to support the growth in the number of deployments of our solutions. Service gross margin as a percentage of service revenue increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due primarily to an increase in software maintenance and support revenue which typically yields higher margin.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Cost of product revenue remained relatively flat for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This was driven by our revenue mix of hardware and software with costs staying relatively flat. Product gross margin as a percentage of product revenue increased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due primarily to a higher mix of software revenue.
Cost of service revenue increased $1.2 million, or 6.4%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The cost of service revenue increased primarily due to increased headcount. Service gross margin as a percentage of service revenue increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due primarily to an increase in software maintenance and support revenue which typically yields higher margin.

Operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change		2018	2017	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$7,323	$7,371	$(48)	(0.7)%	$14,637	$14,300	$337	2.4%
Sales and marketing	15,266	15,246	20	0.1	30,288	30,168	120	0.4
General and administrative	6,176	5,984	192	3.2	12,535	11,679	856	7.3
Total operating expenses	$28,765	$28,601	$164	0.6%	$57,460	$56,147	$1,313	2.3%
Three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Research and development expense. Research and development expense remained relatively flat for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This was primarily due to a $0.2 million decrease in outside services and development offset by a $0.2 million increase in compensation and benefits.
Sales and marketing expense. Sales and marketing expense remained relatively flat for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This was primarily due to a $0.3 million increase in marketing development offset by a $0.2 million decrease in compensation and benefits and a $0.1 million decrease in outside services.
General and administrative expense. General and administrative expense increased $0.2 million, or 3.2%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This was primarily due to an increase in outside services.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Research and development expense. Research and development expense increased $0.3 million, or 2.4%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This was primarily due to a $0.3 million increase in compensation and benefits resulting from increased stock compensation.
Sales and marketing expense. Sales and marketing expense increased $0.1 million, or 0.4%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This was primarily due to a $0.1 million increase in compensation and benefits as well as a $0.3 million increase in marketing development offset by a $0.3 million decrease in travel and entertainment.
General and administrative expense. General and administrative expense increased $0.9 million, or 7.3%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was primarily due to a $0.4 million increase in compensation resulting from increased stock compensation expense as well as a $0.5 million increase in outside services.

Interest Income and Other Expense, Net:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Interest income	$530	$128	$402	$745	$233	$512
Interest Expense	(997)	—	(997)	(997)	—	(997)
Other income (expense), net	(528)	(67)	(461)	(807)	42	(849)
Three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Interest income. Interest income increased $0.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was due to having higher cash balances as a result of the issuance of the Notes combined with a higher rate of return on our investments. For further discussion on the Notes, please refer to Note 8 to the condensed consolidated financial statements.
Interest expense. For the three months ended June 30, 2018 we had interest expense of $1.0 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes.
Other income (expense), net. The change in other income (expense) in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to foreign exchange fluctuations.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Interest income. Interest income increased $0.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was due to having higher cash balances as a result of the issuance of the Notes combined with a higher rate of return on our investments.
Interest expense. For the six months ended June 30, 2018 we had interest expense of $1.0 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes.
Other income (expense), net. The change in other income (expense) in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to foreign exchange fluctuations.
Liquidity and Capital Resources
As of June 30, 2018, we had cash and cash equivalents and short-term investments of $206.3 million. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Six months ended June 30,
(in thousands)	2018	2017
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$1,411	$(2,046)
Net cash used in investing activities	(128,450)	(2,432)
Net cash provided by financing activities	125,793	1,003
Net decrease in cash and cash equivalents	$(1,246)	$(3,475)
Operating activities
Cash provided by operating activities was $1.4 million for the six months ended June 30, 2018, due to a net loss of $8.3 million and a reduction in lease-related performance obligations of $0.6 million, offset by non-cash items such as stock-based compensation of $10.0 million, amortization of debt discount and issuance costs of $0.7 million and depreciation and amortization of $3.8 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $1.6 million, a decrease of $0.7 million in prepaid expenses and other assets, a decrease in deferred commissions of $1.0 million, an increase of $0.2 million in other receivables, an increase of $0.2 million in accounts payable, an increase of $4.3 million in accrued payroll and other liabilities and a $1.7 million increase in deferred revenue. These factors were partially offset by certain cash outflows, including an increase of $1.1 million in inventories.
Cash used in operating activities was $2.0 million for the six months ended June 30, 2017, due to a net loss of $12.7 million, a reduction in lease-related performance obligations of $0.4 million, partially offset by non-cash items such as stock-based compensation of $8.5 million and depreciation and amortization of $3.8 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease of $1.0 million in inventories, a decrease in deferred commissions of $0.2 million and a $0.2 million increase in deferred revenue. These factors were offset by certain cash outflows, including an increase in accounts receivable of $0.9 million, an increase of $0.8 million in prepaid expenses and other assets and a decrease of $0.6 million in accounts payable and a decrease of $0.5 million in accrued payroll and other liabilities.
Investing activities
Cash used in investing activities was $128.5 million for the six months ended June 30, 2018, due to $21.7 million of short-term investment maturities, offset by $148.2 million for purchases of short-term investments. An additional $1.9 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $2.4 million for the six months ended June 30, 2017 due to $38.8 million for purchases of short-term investments, offset by $38.1 million of short-term investment maturities. An additional $1.7 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $125.8 million for the six months ended June 30, 2018, attributable to $139.1 million of proceeds from issuance of the Notes, net of issuance costs, $2.0 million of proceeds from stock option exercises, $1.6 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.1 million of cash from lease-related performance obligations. This was partially offset by $8.9 million cash paid for the capped call that we purchased at the time of the issuance of the Notes and $8.0 million cash paid for employee taxes paid on net share settlement.

Cash provided by financing activities was $1.0 million for the six months ended June 30, 2017, attributable to $6.0 million of proceeds from stock option exercises and $1.2 million of proceeds from issuance of common stock from the employee stock purchase plan. This was partially offset by a $6.2 million cash paid for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 9 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.

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
As of June 30, 2018, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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
We have incurred significant losses in the past and reported a net loss of $8.3 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $131.0 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 97%, 97% and 97% of our revenue for the six months ended June 30, 2018 and for the years ended December 31, 2017 and 2016, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
Most of our solutions require a substantial upfront investment by new customers. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital. Even if hospital personnel determine that our solutions provide compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solutions or expand our solutions to other departments or users. Hospitals face significant budget constraints from unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, and as part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual health insurance mandate under the Patient Protection and Affordable Care Act of 2010 (ACA) was set to zero effective in 2019, essentially repealing it. The President of the United States and members of Congress have also attempted to repeal or amend the ACA, as well as continue to undertake other healthcare reforms. As a consequence of these regulatory and other factors, we may experience slowdowns and deferral of orders for our solutions that could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our solutions, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.
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
As we continue to pursue opportunities for larger deals that have greater technical complexity, including deals that include the Engage software, we may experience a longer time period for our solutions to deploy and as a result, our revenue recognition for these deals may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex deals across multiple sites, we have been, and may continue to be, required to agree to customer acceptance clauses. Delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional professional services or other costs in an effort to obtain such customer acceptance.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle, that sometimes exceeds twelve months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. Similarly, our increasing dependence on larger, hospital-wide deployments may increase fluctuations in our revenue and operating results because the failure to complete a significant sale, or the loss of a large customer, will have a greater impact on those results. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. We have experienced and may continue to experience elongated sales cycles due to ongoing uncertainty surrounding past and future healthcare reform legislation, the impact of shifting federal government budgets, changes to Medicare and Medicaid reimbursement and potential future statutes and rulemaking.

Our business has gone through cycles of expansion, relative stability and contraction, and if we are not able to manage such cycles effectively, our operating results may suffer.

We have experienced periods of expansion, relative stability and contraction in our revenues and operations in the past. Such fluctuations have placed, and may continue to place, strains on our management systems, infrastructure and other resources. Especially during growth periods, we hire additional direct sales, professional services and marketing personnel domestically and internationally, acquire complementary businesses, technologies or assets, and increase our investment in research and development. Our future operating results depend to a large extent on our ability to successfully implement such plans and manage such investments. To do so successfully we must, among other things:

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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	the availability of government funding for healthcare facilities operated by the United States federal, state and local governments;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	our ability to successfully integrate acquired businesses;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	changes in how healthcare operating and capital budgets are administered within the enterprise;

•	changes in customer deployment timelines;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and the varying revenue recognition rules that apply;

•	pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships and maintain existing reseller relationships;

•	the financial health of our resellers;

•	our ability to successfully deploy our solutions in a timely manner;

•	our ability to sell and integrate third-party products and services and our customer’s satisfaction with those third-party products and services;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions;

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance;

•	fluctuations in foreign currencies in the international markets in which we operate; and

•
future accounting pronouncements and changes in accounting policies, including our ability to implement the new procedures and processes necessary to accurately recognize and forecast our revenue under the new revenue recognition standard.

If we do not achieve the anticipated strategic or financial benefits from our acquisitions or if we cannot successfully integrate them, our business and operating results could be harmed.

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating any acquired businesses, technologies or assets. If we cannot effectively integrate the acquired business and products into our business, we may not achieve market acceptance for, or derive significant revenue from, these new solutions.
Integrating newly acquired businesses, technologies and assets could strain our resources, could be expensive and time consuming, and might not be successful. Our recent acquisitions expose us, and we will be further exposed, if we acquire or invest in additional businesses, technologies or assets, to a number of risks, including that we may:

•	experience technical issues as we integrate acquired businesses, technologies or assets into our existing solutions;

•	encounter difficulties leveraging our existing sales and marketing organizations, and direct sales channels, to increase our revenue from acquired businesses, technologies or assets;

•	find that the acquisition does not further our business strategy, we overpaid for the acquisition or the economic conditions underlying our acquisition decision have changed;

•	have difficulty retaining key personnel of acquired businesses;

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

Substantially all of our revenue is derived from customers in the healthcare industry, in particular, hospitals. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Developments generally affecting the healthcare industry, including new regulations or new interpretations of existing regulations, could adversely affect spending on information technology and capital equipment by reducing funding, changing healthcare pricing or delivery or creating impediments for obtaining healthcare reimbursements, which together with declining admission trends, could cause our sales to decline and negatively impact our business. For example, the margins of our hospital customers are modest, and potential decreases in reimbursement for healthcare costs may reduce the overall solvency of our customers or cause further deterioration in their financial or business condition.
Since 2009, three significant bills were signed into law that impact the U.S. healthcare system.  Those bills include The Health Information Technology for Economic and Clinical Health Act, enacted under Title XIII of the American Recovery and Reinvestment Act of 2009 (HITECH Act), the ACA, and the Health Care and Education Reconciliation Act of 2010. Together, these acts have driven substantive changes over several years to the operating processes, reimbursements and rules governing the U.S. healthcare system. Further, the President of the United States and members of Congress have stated their intent to significantly revise, repeal or reduce funding under the ACA. Uncertainty surrounding the status of the ACA and its regulations may impact the spending of our healthcare customers, and we cannot predict the effect on our business of any new legislation and regulations that may be adopted if the ACA is significantly changed or repealed.
We believe that our healthcare customers are unsure of the impact of the elements of those acts, as well as the related efforts to amend or repeal the ACA will have on their business, and cannot predict the timing and requirements of the final rules issued by the U.S. Department of Health and Human Services (HHS) for these statutes, making managing their business operations more difficult.  Further, as has been experienced since 2010, as rules and agency guidance pursuant to these statutes are implemented and revised by HHS, a number of aspects of the acts have been interpreted, modified or delayed. For example, sudden changes in the rules for individuals buying insurance through state or federal health insurance exchanges, and individual and employer mandates to have and offer insurance coverage, had challenged hospitals’ abilities to forecast patient utilization and revenues, and to set operational plans and budget accordingly. We believe that it is likely that additional legislative changes by Congress and rulemaking by HHS will continue.
Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the six months ended June 30, 2018 and the year ended December 31, 2017, we generated approximately 14% and 18%, respectively of our revenue from these customers. These customers have been and may continue to be impacted by budgetary and legislative actions.
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

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect confidential information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions or potential liability. Security breaches could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, adversely impact customer relationships, damage our reputation and divert attention of management and key information technology resources.

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

We do not have internal manufacturing capabilities and rely upon a contract manufacturer, SMTC, to produce the primary hardware component of our solutions. We have entered into a manufacturing agreement with SMTC that is terminable by either party with advance notice and that may also be terminated for a material uncured breach. We expect to enter into additional contract manufacturing agreements as we expand our business. We also rely on original design manufacturers, or ODMs, to produce accessories, including batteries, chargers and attachments. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. If SMTC, or another contract manufacturer or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes and timeframes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solutions to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.
SMTC, other contract manufacturers or ODMs may experience problems that could impact the quantity and quality of hardware components of our Vocera Communication and Workflow System, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. SMTC, other contract manufacturers and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner. The majority of the hardware components of our Vocera Communication and Workflow System are manufactured in Asia or Mexico, and adverse changes in political or economic circumstances in those locations could also disrupt our supply and quality of components of our solutions. In addition, U.S. government officials have recently changed and proposed additional changes in trade, fiscal or tax policies, and any such changes in the U.S. or in other countries from which we source components of our products could adversely affect our business.
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

The effectiveness of our solutions depends upon the quality and compatibility of the communications environment that our healthcare customers maintain. Our solutions require voice-grade wireless, or Wi-Fi, installed through large enterprise environments, which can vary from hospital to hospital and from department to department within a hospital. Many hospitals have not installed a voice-grade wireless infrastructure. If potential customers do not have a wireless network that can properly and fully interoperate with our solutions, then such a network must be installed, or an existing Wi-Fi network must be upgraded or modified, for example, by adding access points in stairwells, for our solutions to be fully functional. The additional costs of installing or upgrading a Wi-Fi network may dissuade potential customers from installing our solutions. Furthermore, if changes to a customer’s physical or information technology environment cause integration issues or degrade the effectiveness of our solutions, or if the customer fails to upgrade or maintain its environment as may be required for software releases or updates or to ensure our solution’s effectiveness, the customer may not be able to fully utilize our solutions or may experience technical problems, or these changes may impact the performance of other wireless equipment being used. If such circumstances arise, prospective customers may not purchase or existing customers may not expand their use of or deploy upgraded versions of our solutions, thereby harming our business and operating results.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 3% and 3% of our revenue for the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 36%, 32% and 33% of our revenue for the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, we generated 13.0%, 10.2% and 10.4% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

•	political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;

•	adverse effects on us directly, or on our customers and suppliers, of changes in trade, fiscal or tax policies, including the imposition of tariffs;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•	exposure to competitors who are more familiar with local markets;

•	risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance;

•	difficulties associated with resolving contract disputes in foreign countries with varied legal systems;

•	limited or unfavorable intellectual property protection in some countries; and

•	currency exchange rate fluctuations, which could affect the price of our solutions relative to locally produced solutions.

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

In connection with our healthcare business, we handle and have access to personal health information subject in the United States to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) or HITECH, regulations issued pursuant to these statutes, state privacy and security laws and regulations, and associated contractual obligations as a “business associate” of healthcare providers. These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply. Our failure to accurately anticipate the application or interpretation of these statutes, regulations and contractual obligations as we develop our solutions, a failure by us to comply with their requirements (e.g., evolving encryption and security requirements) or an allegation that defects in our products have resulted in noncompliance by our customers could create material civil and/or criminal liability for us, resulting in adverse publicity and negatively affecting our business.
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
For example, the European Union previously adopted the Data Protection Directive (DPD), imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. In May 2016, the EU formally adopted the General Data Protection Regulation (GDPR), which applied to all EU member states starting in May 2018 and replaced the current DPD. The GDPR regulation introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.  Additionally, Canada’s Personal Information and Protection of Electronic Documents Act, as well as a variety of provincial statutes, provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of personal information could create liability for us, result in adverse publicity and negatively affect our business.
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

If our efforts to protect the security of information collected by our customers are unsuccessful, we could become subject to costly government enforcement actions and private litigation, and our sales and reputation could suffer.

The nature of our business involves the receipt and storage of information about our customers. We have implemented programs to detect and alert us to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Companies are increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. In recent times, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. If we experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation, as well as potentially incur significant costs and diversion of resources to comply with our contractual obligations to notify our customers of such security breaches, particularly with respect to any protected health information affected. In addition, our customers could lose confidence in our ability to protect their information, which could cause them to discontinue using our products or purchasing from us altogether.

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

We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new solutions or enhance existing solutions, enhance our operating infrastructure, expand our sales and marketing capabilities, expand into non-healthcare markets, and acquire complementary businesses, technologies or assets. Accordingly, we may need to engage in additional equity or debt financing to secure funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us in the future, our ability to continue to support our business growth and to respond to business challenges could be significantly limited as we may have to delay, reduce the scope of or eliminate some or all of our initiatives, which could harm our operating results.

Some of our solutions are, and others could become, subject to regulation by the U.S. Food and Drug Administration or similar foreign agencies, which could increase our operating costs.

We provide certain products that are, and others that may become, subject to regulation by the Food and Drug Administration (FDA) and similar agencies in other countries, or the jurisdiction of these agencies could be expanded in the future to include our solutions. The FDA regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. For example, the clinical alert notification solution we acquired as part of our acquisition of Extension Healthcare and the clinical communications product we acquired from mVisum are regulated by the FDA as Class II medical devices. Although we have concluded that our wireless badge is a general-purpose communications device not subject to FDA regulation, the FDA could disagree with our conclusion, or changes in our solutions or the FDA’s evolving regulation could lead to FDA regulation of our solutions. Any of our products deemed to be medical devices would be subject to the 2.3% excise tax under the ACA; however, currently there is a moratorium on the medical device tax until January 1, 2020. Canada and many other countries in which we sell or may sell our solutions could also have similar regulations applicable to our solutions, some of which may be subject to change or interpretation. We may incur substantial operating costs if we are required to register our solutions or components of our solutions as regulated medical devices under U.S. or foreign regulations, obtain premarket approval from the FDA or foreign regulatory agencies, and satisfy the extensive reporting requirements. In addition, failure to comply with these regulations could result in enforcement actions and monetary penalties.

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

Risks Related to the Notes

We have indebtedness in the form of convertible senior notes.

As a result of the Notes offering, we incurred $143.75 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2023. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Notes) at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date of the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	heighten our vulnerability to adverse general economic conditions and heightened competitive pressures;

•	require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

In addition, our ability to purchase the Notes or repay prior to maturity any accelerated amounts under the Notes upon an event of default or pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness outstanding at the time. Our failure to repurchase Notes at a time when the repurchase is required by the indenture (whether upon a fundamental change or otherwise under the indenture) or pay cash payable on future conversions of the Notes (unless we elect to deliver solely shares of our common stock to settle such conversion) as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the repayment of any related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the Notes or make cash payments upon conversions thereof.

Provisions in the indenture for the notes may deter or prevent a business combination that may be favorable to you.

If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our stockholders.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. We are required to record a non-cash interest expense for the amortization of this debt discount the term of the Notes which will adversely affect our financial results while the Notes are outstanding.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable, or otherwise elect not to, use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.

The capped call transactions may affect the value of the Notes and our common stock.

In connection with the issuance of the Notes, we entered into capped call transactions with certain financial institutions (the option counterparties). The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties and/or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our common stock or the Notes at that time. In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions (and are likely to do so during any observation period related to a conversion of notes or following any repurchase of notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the price of our common stock or the Notes. The potential effect, if any, of these transactions and activities on the price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

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

•
changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services, and other actual or anticipated legal or regulatory developments in the United States or foreign countries;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announced or completed acquisitions of businesses, technologies or assets by us or our competitor;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	our decision to seek additional equity or debt financing;

•	our public float relative to the total number of shares of our common stock that are issued and outstanding;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	rumors and market speculation involving us or other companies in our industry;

•	the dissemination of adverse or misleading reports or opinions about our business;

•	any major change in our management;

•	unfavorable economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war or incidents of terrorism.

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

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that our directors may be removed only for “cause” and only with the approval of the holders of at least 66 2/3rds percent of our outstanding stock; and

•	require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws.
Section 203 of the Delaware General Corporation Law may also discourage, delay or prevent a change of control of our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Index Number	Exhibit title

4.1	Indenture dated May 17, 2018 between Vocera Communications, Inc. and U.S. Bank, National Association (including form of Global Note).

10.1	Form of Base Capped Call Transaction Confirmation.

10.2	Form of Additional Capped Call Transaction Confirmation.

10.3	Amended and Restated 2012 Equity Incentive Plan

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

VOCERA COMMUNICATIONS, INC.
Date: August 3, 2018	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: August 3, 2018	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)