Form 10-Q
period 2018-09-30
VOCERA COMMUNICATIONS, INC.
filed 2018-11-05
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2018
Common Stock, $0.0003 par value per share	30,549,176

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$32,971	$28,726
Short-term investments	181,982	52,507
Accounts receivable, net of allowance	36,982	35,105
Other receivables	2,289	1,331
Inventories	3,678	2,815
Prepaid expenses and other current assets	4,513	3,957
Total current assets	262,415	124,441
Property and equipment, net	7,058	5,751
Intangible assets, net	10,234	13,567
Goodwill	49,246	49,246
Deferred commissions	9,475	10,301
Other long-term assets	1,718	1,667
Total assets	$340,146	$204,973
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,154	$2,678
Accrued payroll and other current liabilities	13,458	14,689
Deferred revenue, current	41,410	40,734
Total current liabilities	58,022	58,101
Deferred revenue, long-term	12,898	14,417
Convertible senior notes, net	108,942	—
Other long-term liabilities	2,907	4,455
Total liabilities	182,769	76,973
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of September 30, 2018 and December 31, 2017; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 30,456,187 and 29,412,116 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	9	9
Additional paid-in capital	288,936	250,854
Accumulated other comprehensive loss	(323)	(191)
Accumulated deficit	(131,245)	(122,672)
Total stockholders’ equity	157,377	128,000
Total liabilities and stockholders’ equity	$340,146	$204,973
* See Note 1 for a summary of adjustments related to the adoption of the new revenue recognition standard.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenue
Product	$27,341	$26,018	$70,252	$67,062
Service	20,481	19,567	60,498	54,807
Total revenue	47,822	45,585	130,750	121,869
Cost of revenue
Product	6,819	7,208	19,847	20,424
Service	9,865	9,241	30,213	28,358
Total cost of revenue	16,684	16,449	50,060	48,782
Gross profit	31,138	29,136	80,690	73,087
Operating expenses
Research and development	7,993	6,644	22,630	20,944
Sales and marketing	15,654	14,840	45,942	45,008
General and administrative	6,438	6,088	18,973	17,767
Total operating expenses	30,085	27,572	87,545	83,719
Income (loss) from operations	1,053	1,564	(6,855)	(10,632)
Interest income	1,110	177	1,855	410
Interest expense	(2,106)	—	(3,103)	—
Other income (expense), net	(158)	(41)	(965)	1
Income (loss) before income taxes	(101)	1,700	(9,068)	(10,221)
Benefit from (provision for) income taxes	(148)	(309)	495	(1,050)
Net income (loss)	$(249)	$1,391	$(8,573)	$(11,271)

Net income (loss) per share
Basic	$(0.01)	$0.05	$(0.29)	$(0.40)
Diluted	$(0.01)	$0.05	$(0.29)	$(0.40)
Weighted average shares used to compute net income (loss) per share
Basic	30,230	29,130	29,861	28,439
Diluted	30,230	30,473	29,861	28,439
* See Note 1 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net loss	$(249)	$1,391	$(8,573)	$(11,271)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	70	(15)	(132)	(24)
Comprehensive loss	$(179)	$1,376	$(8,705)	$(11,295)
* See Note 1 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
		* As Adjusted
Cash flows from operating activities
Net loss	$(8,573)	$(11,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,668	5,755
Inventory provision	—	179
Change in lease-related performance obligations	298	(598)
Stock-based compensation expense	15,477	13,204
Amortization of debt discount and issuance costs	2,301	—
Other	24	28
Changes in operating assets and liabilities:
Accounts receivable	(1,873)	(11,310)
Other receivables	(958)	96
Inventories	(863)	1,262
Prepaid expenses and other assets	(605)	(1,539)
Deferred commissions	826	(781)
Accounts payable	435	(436)
Accrued payroll and other liabilities	(3,389)	925
Deferred revenue	(843)	(687)
Net cash provided by (used in) operating activities	7,925	(5,173)
Cash flows from investing activities
Purchase of property and equipment	(3,624)	(2,420)
Purchase of short-term investments	(171,039)	(59,608)
Maturities of short-term investments	41,431	45,963
Net cash used in investing activities	(133,232)	(16,065)
Cash flows from financing activities
Cash from lease-related performance obligations	320	347
Proceeds from issuance of convertible senior notes, net of issuance costs	138,854	—
Payment for purchase of capped calls	(8,907)	—
Proceeds from issuance of common stock from the employee stock purchase plan	1,625	1,246
Proceeds from exercise of stock options	6,439	7,145
Tax withholdings paid on behalf of employees for net share settlement	(8,779)	(7,693)
Net cash provided by financing activities	129,552	1,045
Net decrease in cash and cash equivalents	4,245	(20,193)
Cash and cash equivalents at beginning of period	28,726	35,033
Cash and cash equivalents at end of period	$32,971	$14,840

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$142	$40

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
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.
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
Recently Adopted Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (FASB) together with the International Accounting Standards Board issued converged guidance for revenue recognition that replaces most existing guidance, eliminates industry-specific guidance and provides a unified model for determining how and when revenue from contracts with customers should be recognized. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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
In October 2016, the FASB issued amended guidance on the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs.  The guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued new guidance which clarifies the definition of a business to assist companies with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The new guidance requires a company to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the guidance for revenue from contracts with customers. The new guidance is effective for the Company in the first quarter of 2018. Early adoption is permitted. The guidance should be applied prospectively to any transactions occurring within the period of adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB amended the scope of modification accounting for share-based payment arrangements. The guidance clarifies the type of changes to terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, under this guidance, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for the Company in the first quarter of 2018. Early adoption is permitted. The guidance will be applied prospectively to awards modified on or after the adoption date. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
In February 2016, the FASB amended lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective beginning on January 1, 2019 under a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact of the standard on its financial position or results of operations.
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
606 Adoption Impact to Previously Reported Results
The Company adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items, which reflects the adoption of ASC 606, are as follows:

Consolidated Balance Sheet	As of December 31, 2017
(in thousands)	As Reported	Impact of Adoption		As Adjusted
Other receivables	$1,170	$161	(1)	$1,331
Deferred commissions	$—	$10,301	(2)	$10,301
Deferred revenue - current	$47,276	$(6,542)	(1)	$40,734
Deferred revenue - long-term	16,438	(2,021)	(1)	14,417
Total deferred revenue	$63,714	$(8,563)		$55,151
Stockholders' equity	$108,975	$19,025		$128,000
(1) Impact of cumulative change in revenue.
(2) Impact of cumulative change in commissions expense.

Select unaudited condensed consolidated statement of operations line items, which reflects the adoption of ASC 606, are as follows:

Consolidated Statement of Operations	Three months ended September 30, 2017			Nine months ended September 30, 2017
(in thousands, except per share data)	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Revenue
Product	$23,249	$2,769	$26,018	$63,940	$3,122	$67,062
Service	19,051	516	19,567	53,105	1,702	54,807
Total Revenue	$42,300	$3,285	$45,585	$117,045	$4,824	$121,869
Gross Profit	$25,851	$3,285	$29,136	$68,263	$4,824	$73,087
Operating Expenses	$28,563	$(991)	$27,572	$84,500	$(781)	$83,719
Loss from Operations	$(2,712)	$4,276	$1,564	$(16,237)	$5,605	$(10,632)
Net Loss	$(2,885)	$4,276	$1,391	$(16,876)	$5,605	$(11,271)
Basic net income (loss) per share	$(0.10)	$0.15	$0.05	$(0.59)	$0.19	$(0.40)
Diluted net income (loss) per share	$(0.10)	$0.15	$0.05	$(0.59)	$0.19	$(0.40)

The adoption impacted certain line items in the cash flows from operating activities as follows:

Cash flows from operating activities:	Nine months ended September 30, 2017
(in thousands)	As Reported	Impact of Adoption	As Adjusted
Net loss	(16,876)	5,605	(11,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred commissions	$—	$(781)	$(781)
Deferred revenue	$4,137	$(4,824)	$(687)
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Product revenue
Device	$17,031	$16,524	$44,728	$45,572
Software	10,310	9,494	25,524	21,490
Total product	27,341	26,018	70,252	67,062

Service revenue
Maintenance and support	16,023	13,837	45,493	38,507
Professional services and training	4,458	5,730	15,005	16,300
Total service	20,481	19,567	60,498	54,807
Total revenue	$47,822	$45,585	$130,750	$121,869
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
Contracts with multiple performance obligations - Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. For deliverables that are routinely sold separately, such as maintenance and support on the core offerings, the Company determines SSP by evaluating renewals over the trailing 12-months. For those that are not sold routinely, the Company determines SSP based on its overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of the contracts and the products sold.
Contract balances - The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount. A receivable is recognized in the period the Company delivers goods or provides services or when the right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of September 30, 2018 and December 31, 2017 is presented in the accompanying consolidated balance sheets.

Costs to obtain and fulfill a contract - The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the condensed consolidated statements of operations. The Company determines its estimated period of benefit by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the three and nine months ended September 30, 2018 are as follows:

(in thousands)	June 30, 2018	Additions	Commissions Recognized	September 30, 2018
Deferred commissions	$9,329	$1,283	$(1,137)	$9,475

(in thousands)	December 31, 2017 *As Adjusted	Additions	Commissions Recognized	September 30, 2018
Deferred commissions	$10,301	$3,073	$(3,899)	$9,475
Of the $9.5 million total deferred commissions balance as of September 30, 2018, the Company expects to recognize approximately 47.9% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue - The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the three and nine months ended September 30, 2018 are as follows:

(in thousands)	June 30, 2018	Additions	Revenue Recognized	September 30, 2018
Deferred revenue	$53,408	$18,142	$(17,242)	$54,308

(in thousands)	December 31, 2017 *As Adjusted	Additions	Revenue Recognized	September 30, 2018
Deferred revenue	$55,151	$56,226	$(57,069)	$54,308
* See details above for the summary of adjustments to deferred commission and deferred revenue as a result of the adoption of ASC 606.
Revenue recognized during the three and nine months ended September 30, 2018 from deferred revenue balances at the beginning of the period was $15.5 million and $36.9 million, respectively. Revenue recognized during the three and nine months ended September 30, 2017 from deferred revenue balances at the beginning of the period was $12.2 million and $27.5 million, respectively.
The majority of the Company’s “contracted not recognized” performance obligations are not subject to cancellation terms. The Company’s “contracted not recognized” revenue, which represents revenue allocated to performance obligations for revenue contracted, and which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods, was $117.2 million as of September 30, 2018, of which the Company expects to recognize approximately 63% of the revenue over the next 12 months and the remainder thereafter.

3.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the nine months ended September 30, 2018, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at September 30, 2018 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the consolidated financial statements for further information.
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2018 and December 31, 2017, are summarized as follows (in thousands):

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$5,910	$—	$5,910	$3,232	$—	$3,232
Commercial paper	—	34,308	34,308	—	1,201	1,201
U.S. government agency securities	—	4,630	4,630	—	8,648	8,648
U.S. Treasury securities	—	3,485	3,485	—	5,561	5,561
Corporate debt securities	—	144,553	144,553	—	37,530	37,530
Total assets measured at fair value	$5,910	$186,976	$192,886	$3,232	$52,940	$56,172

4.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$22,067	$—	$—	$22,067
Money market funds	5,910	—	—	5,910
Commercial paper	4,995	—	(1)	4,994
Total cash and cash equivalents	32,972	—	(1)	32,971

Short-Term Investments:
Commercial paper	29,328	—	(14)	29,314
U.S. government agency securities	4,653	—	(23)	4,630
U.S. Treasury securities	3,504	—	(19)	3,485
Corporate debt securities	144,763	3	(213)	144,553
Total short-term investments	182,248	3	(269)	181,982
Total cash, cash equivalents and short-term investments	$215,220	$3	$(270)	$214,953

	As of December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$25,061	$—	$—	$25,061
Money market funds	3,232	—	—	3,232
Corporate debt securities	433	—	—	433
Total cash and cash equivalents	28,726	—	—	28,726
Short-Term Investments:
Commercial paper	1,202	—	(1)	1,201
U.S. government agency securities	8,678	—	(30)	8,648
U.S. Treasury securities	5,586	—	(25)	5,561
Corporate debt securities	37,176	1	(80)	37,097
Total short-term investments	52,642	1	(136)	52,507
Total cash, cash equivalents and short-term investments	$81,368	$1	$(136)	$81,233

The Company has determined that the unrealized losses on its short-term investments as of September 30, 2018 and December 31, 2017 do not constitute an “other than temporary impairment.” The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of September 30, 2018
Cash and cash equivalents (1)	$32,971	$—	$32,971
Short-term investments	117,463	64,519	181,982
Cash, cash equivalents and short-term investments	$150,434	$64,519	$214,953

Balances as of December 31, 2017
Cash and cash equivalents (1)	$28,726	$—	$28,726
Short-term investments	34,750	17,757	52,507
Cash, cash equivalents and short-term investments	$63,476	$17,757	$81,233

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		* As Adjusted		* As Adjusted
Numerator:
Net income (loss)	$(249)	$1,391	$(8,573)	$(11,271)

Denominator:
Weighted-average shares used to compute net income (loss) per common share - basic	30,230	29,130	29,861	28,439
Effect of potentially dilutive securities:
Employee stock options and restricted stock units	—	1,343	—	—
Weighted average shares used to compute diluted income (loss) per common share	30,230	30,473	29,861	28,439

Net income (loss) per share
Basic	$(0.01)	$0.05	$(0.29)	$(0.40)
Diluted	$(0.01)	$0.05	$(0.29)	$(0.40)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Options to purchase common stock, including ESPP	962	2	1,176	1,735
Restricted stock units	1,911	—	1,964	2,216

6.	Goodwill and Intangible Assets
Goodwill
As of September 30, 2018 and December 31, 2017, the Company had $49.2 million and $49.2 million of goodwill, respectively, with $41.2 million and $8.0 million allocated to the Company’s Product and Services operating segments, respectively. As of September 30, 2018, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.

The estimated useful lives and carrying value of acquired intangible assets are as follows:

		September 30, 2018			December 31, 2017
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 7	$10,050	$7,124	$2,926	$10,050	$5,302	$4,748
Customer relationships	7 to 9	10,920	4,351	6,569	10,920	3,469	7,451
Backlog	3	1,400	1,023	377	1,400	650	750
Non-compete agreements	2 to 4	460	460	—	460	455	5
Trademarks	3 to 7	1,110	748	362	1,110	497	613
Intangible assets, net book value		$23,940	$13,706	$10,234	$23,940	$10,373	$13,567
Amortization expense was $1.0 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense was $3.3 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of September 30, 2018 was as follows:

(in thousands)	Future amortization
2018 (remaining three months)	$1,001
2019	3,880
2020	1,251
2021	1,127
2022	1,050
2023	1,050
Thereafter	875
Future amortization expense	$10,234

7.	Balance Sheet Components
Inventories

(in thousands)	September 30, 2018	December 31, 2017
Raw materials	$274	$4
Finished goods	3,404	2,811
Total inventories	$3,678	$2,815
Property and equipment, net

(in thousands)	September 30, 2018	December 31, 2017
Computer equipment and software	$9,965	$8,832
Furniture, fixtures and equipment	2,261	1,764
Leasehold improvements	5,819	4,794
Manufacturing tools and equipment	1,990	2,624
Construction in process	371	157
Property and equipment, at cost	20,406	18,171
Less: Accumulated depreciation	(13,348)	(12,420)
Property and equipment, net	$7,058	$5,751
Depreciation and amortization expense was $0.9 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expense was $2.3 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 2 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Minimum payments to be received on sales-type leases	$2,246	$2,758
Less: Unearned interest income and executory costs	(1,345)	(1,469)
Net investment in sales-type leases	901	1,289
Less: Current portion	(525)	(916)
Non-current net investment in sales-type leases	$376	$373
There were no allowances for doubtful accounts on these leases as of September 30, 2018 and December 31, 2017. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of September 30, 2018 were as follows:

(in thousands)	Future lease payments
2018	$395
2019	1,038
2020	649
2021	139
2022	25
Total	$2,246
Accrued payroll and other current liabilities

(in thousands)	September 30, 2018	December 31, 2017
Payroll and related expenses	$6,921	$9,569
Accrued payables	2,487	1,801
Deferred rent, current portion	301	271
Lease financing, current portion	915	832
Product warranty	351	353
Customer prepayments	650	1,084
Sales and use tax payable	505	505
Other	1,328	274
Total accrued payroll and other current liabilities	$13,458	$14,689
The changes in the Company’s product warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Warranty balance at the beginning of the period	$306	$315	$353	$596
Warranty expense accrued for shipments during the period	131	118	345	376
Changes in estimate related to pre-existing warranties	(45)	(49)	(179)	(426)
Warranty settlements made	(41)	(73)	(168)	(235)
Total product warranty	$351	$311	$351	$311

8.	Convertible Senior Notes
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
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is the Company’s current intent and policy to settle conversions through combination settlement which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. During the three and nine months ended September 30, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three and nine months ended September 30, 2018 and are classified as long-term debt.
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
The Notes consist of the following:

(in thousands)	September 30, 2018
Liability:
Principal	$143,750
Unamortized debt discount	(31,282)
Unamortized issuance costs	$(3,526)
Net carrying amount	$108,942

Stockholders’ equity:
Debt discount for conversion option	$33,350
Issuance costs	$(1,136)
Net carrying amount	$32,214

The total estimated fair value of the Notes as of September 30, 2018 was approximately $178.6 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $36.58 on September 28, 2018, the if-converted value of the Notes of $163.1 million was greater than their principal amount.

Interest expense related to the Notes is as follows:

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2018	2018
Contractual interest expense	$539	$803
Amortization of debt discount	$1,408	$2,067
Amortization of issuance costs	$159	$233
Total interest expense	$2,106	$3,103

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
The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows:

(in thousands)	September 30, 2018
Conversion option	$33,350
Purchase of capped calls	$(8,907)
Issuance costs	$(1,136)
Total	$23,307

Impact on Earnings Per Share
The Notes will not have an impact on the Company’s diluted earnings per share until they meet the criteria for conversion, as discussed above, as the Company intends to settle the principal amount of the Notes in cash upon conversion. Under the treasury stock method, in periods when the Company report net income, the Company is required to include the effect of additional shares that may be issued under the Notes when the price of its’ common stock exceeds the conversion price. However, upon conversion, there will be no economic dilution from the Notes until the average market price of the Company’s common stock exceeds the cap price of $38.94 per share, as exercise of the capped calls offsets any dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

9.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of September 30, 2018 and December 31, 2017, approximately $10.9 million and $4.4 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.

Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between December 2018 and February 2023. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Facilities rent expense was $0.7 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively. Facilities rent expense was $2.0 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.
Future minimum lease payments at September 30, 2018 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2018 (remaining three months)	$582
2019	2,222
2020	2,078
2021	1,837
2022	612
2023	35
Total minimum lease payments	$7,366

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

10.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the nine months ended September 30, 2018 is presented below:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2017	1,332,063	$13.48	5.36	$22,298
Options granted	—	—
Options exercised	(435,326)	14.79
Options canceled	(2,774)	4.97
Outstanding at September 30, 2018	893,963	$12.88	4.88	$21,191
At September 30, 2018, there was $0.1 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 0.45 years. As of September 30, 2018, there were 2,375,322 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the nine months ended September 30, 2018, employees purchased 78,563 shares of common stock at an average price of $20.69. During the nine months ended September 30, 2017, employees purchased 89,813 shares of common stock at an average purchase price of $13.87. As of September 30, 2018, there were 800,166 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Expected term (in years)	0.50	0.50	0.50	0.50
Volatility	37.8%	30.0%	29.0% - 37.8%	30.0% - 32.0%
Risk-free interest rate	2.09%	1.02%	1.39% - 2.09%	0.61% - 1.02%
Dividend yield	0%	0%	0%	0%
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2018 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	2,045,589	$18.84
Granted	837,571	25.94
Vested	(865,397)	17.09
Forfeited	(107,039)	21.10
Outstanding at September 30, 2018	1,910,724	$22.61
At September 30, 2018, there was $33.4 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.73 years.
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$923	$749	$2,636	$2,117
Research and development	802	507	2,164	1,542
Sales and marketing	1,755	1,653	4,906	4,697
General and administrative	2,014	1,809	5,771	4,848
Total stock-based compensation	$5,494	$4,718	$15,477	$13,204

11. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera’s and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(in thousands)		* As Adjusted		* As Adjusted
Revenue
Product	$27,341	$26,018	$70,252	$67,062
Service	20,481	19,567	60,498	54,807
Total revenue	47,822	45,585	130,750	121,869

Cost of revenue
Product	6,819	7,208	19,847	20,424
Service	9,865	9,241	30,213	28,358
Total cost of revenue	16,684	16,449	50,060	48,782

Gross profit
Product	20,522	18,810	50,405	46,638
Service	10,616	10,326	30,285	26,449
Total gross profit	31,138	29,136	80,690	73,087

Operating expenses	30,085	27,572	87,545	83,719
Interest income (expense), net and other	(1,154)	136	(2,213)	411
Loss before income taxes	$(101)	$1,700	$(9,068)	$(10,221)

12.	Income Taxes
The Company recorded a $0.5 million benefit from income taxes and $1.1 million provision for income taxes for the nine months ended September 30, 2018 and 2017, respectively. The benefit recorded for the nine months ended September 30, 2018 was primarily due to a reduction in the U.S. valuation allowance attributable to indefinite lived intangibles becoming a source of future taxable income to realize the deferred tax asset recorded for the U.S. federal net operating loss generated in the current year. This deferred tax asset will have an indefinite carryforward period as a result of recently enacted tax law changes. The benefit recorded was offset by taxes on international operations and state income taxes. The provision for the nine months ended September 30, 2017 was primarily due to the accretion of the deferred tax liability associated with indefinite lived intangibles, taxes on international operations and state income taxes as well as the accretion of a deferred tax liability associated with goodwill related to acquisitions.
As of September 30, 2018, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of September 30, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2017.

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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 7.3% from $121.9 million for the nine months ended September 30, 2017 to $130.8 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, we recorded a net loss of $8.6 million compared to a net loss of $11.3 million for the nine months ended September 30, 2017.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 10.9%, 10.2% and 10.4% of our revenue in the nine months ended September 30, 2018, and the years ended December 31, 2017 and 2016, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
Convertible Senior Notes
In May 2018, we issued $143.75 million aggregate principal amount of 1.50% Convertible Senior Notes due 2023, including $18.75 million aggregate principal amount of such notes pursuant to the exercise in full of options granted to the initial purchasers, collectively the “Notes.” The total net proceeds from the offering, after deducting initial purchase discounts and debt issuance costs, were approximately $138.9 million.
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

	Three months ended September 30,				Nine months ended September 30,
Consolidated statement of operations data:	2018		2017		2018		2017
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$27,341	57.2%	$26,018	57.1%	$70,252	53.7%	$67,062	55.0%
Service	20,481	42.8	19,567	42.9	60,498	46.3	54,807	45.0
Total revenue	47,822	100.0	45,585	100.0	130,750	100.0	121,869	100.0
Cost of revenues
Product	6,819	14.3	7,208	15.8	19,847	15.2	20,424	16.8
Service	9,865	20.6	9,241	20.3	30,213	23.1	28,358	23.2
Total cost of revenues	16,684	34.9	16,449	36.1	50,060	38.3	48,782	40.0
Gross profit	31,138	65.1	29,136	63.9	80,690	61.7	73,087	60.0
Operating expenses:
Research and development	7,993	16.7	6,644	14.6	22,630	17.3	20,944	17.2
Sales and marketing	15,654	32.7	14,840	32.5	45,942	35.1	45,008	36.9
General and administrative	6,438	13.5	6,088	13.4	18,973	14.5	17,767	14.6
Total operating expenses	30,085	62.9	27,572	60.5	87,545	66.9	83,719	68.7
Income (loss) from operations	1,053	2.2	1,564	3.4	(6,855)	(5.2)	(10,632)	(8.7)
Interest income	1,110	2.3	177	0.4	1,855	1.4	410	0.3
Interest expense	(2,106)	(4.4)	—	—	(3,103)	(2.4)	—	—
Other income (expense), net	(158)	(0.3)	(41)	(0.1)	(965)	(0.7)	1	—
Income (loss) before income taxes	(101)	(0.2)	1,700	3.7	(9,068)	(6.9)	(10,221)	(8.4)
Benefit from (provision for) income taxes	(148)	(0.3)	(309)	(0.6)	495	0.4	(1,050)	(0.8)
Net income (loss)	$(249)	(0.5)%	$1,391	3.1%	$(8,573)	(6.6)%	$(11,271)	(9.2)%

Revenue:

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change		2018	2017	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$17,031	$16,524	$507	3.1%	$44,728	$45,572	$(844)	(1.9)%
Software	10,310	9,494	816	8.6	25,524	21,490	4,034	18.8
Total product	27,341	26,018	1,323	5.1	70,252	67,062	3,190	4.8

Service revenue
Maintenance and support	16,023	13,837	2,186	15.8	45,493	38,507	6,986	18.1
Professional services and training	4,458	5,730	(1,272)	(22.2)	15,005	16,300	(1,295)	(7.9)
Total service	20,481	19,567	914	4.7	60,498	54,807	5,691	10.4
Total revenue	$47,822	$45,585	$2,237	4.9%	$130,750	$121,869	$8,881	7.3
Three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Total revenue increased $2.2 million, or 4.9%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Product revenue increased $1.3 million, or 5.1%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Device revenue increased $0.5 million, or 3.1%, and software revenue increased $0.8 million, or 8.6%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in device revenue was driven primarily by an increase in unit sales of badges and related accessories. The increase in software revenue is primarily due to an increase in sales of new software licenses and expansions of existing customer licenses.
Service revenue increased $0.9 million, or 4.7%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Software maintenance and support revenue increased $2.2 million, or 15.8%, and professional services and training revenue decreased $1.3 million, or 22.2%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to decreases in implementation services for our solutions.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Total revenue increased $8.9 million, or 7.3%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Product revenue increased $3.2 million, or 4.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Device revenue decreased $0.8 million, or 1.9%, and software revenue increased $4.0 million, or 18.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease in device revenue, was driven primarily by a decrease in unit sales of badges and related accessories. This was largely as a result of large shipments to our US government customers in the nine months ended September 30, 2017. The increase in software revenue is primarily due to an increase in sales of new software licenses and expansions of existing customer licenses.
Service revenue increased $5.7 million, or 10.4%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Software maintenance and support revenue increased $7.0 million, or 18.1%, and professional services and training revenue decreased $1.3 million or 7.9% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to decreases in implementation services for our solutions.

Cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change		2018	2017	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$6,819	$7,208	$(389)	(5.4)%	$19,847	$20,424	$(577)	(2.8)%
Service	9,865	9,241	624	6.8	30,213	28,358	1,855	6.5
Total cost of revenue	$16,684	$16,449	$235	1.4%	$50,060	$48,782	$1,278	2.6%

Gross margin
Product	75.1%	72.3%	2.8%		71.7%	69.5%	2.2%
Service	51.8%	52.8%	(1.0)%		50.1%	48.3%	1.8%
Total gross margin	65.1%	63.9%	1.2%		61.7%	60.0%	1.7%
Three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Cost of product revenue decreased $0.4 million or 5.4% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This was driven by a higher mix of software revenue along with a lower concentration of third party hardware revenue. Product gross margin as a percentage of product revenue increased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due primarily to a higher mix of software revenue.
Cost of service revenue increased $0.6 million, or 6.8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The cost of service revenue increased primarily due to increased headcount. Service gross margin as a percentage of service revenue decreased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due primarily to a decrease in professional services and training revenue.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Cost of product revenue decreased $0.6 million or 2.8% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This was driven by a higher mix of software revenue along with a lower concentration of third party hardware revenue. Product gross margin as a percentage of product revenue increased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due primarily to a higher mix of software revenue.
Cost of service revenue increased $1.9 million, or 6.5%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The cost of service revenue increased primarily due to increased headcount. Service gross margin as a percentage of service revenue increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due primarily to a higher mix of software maintenance and support.

Operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change		2018	2017	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$7,993	$6,644	$1,349	20.3%	$22,630	$20,944	$1,686	8.1%
Sales and marketing	15,654	14,840	814	5.5	45,942	45,008	934	2.1
General and administrative	6,438	6,088	350	5.7	18,973	17,767	1,206	6.8
Total operating expenses	$30,085	$27,572	$2,513	9.1%	$87,545	$83,719	$3,826	4.6%
Three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Research and development expense. Research and development expense increased $1.3 million or 20.3% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This was primarily due to a a $0.9 million increase in compensation and benefits due to increased headcount as well as a $0.3 million increase in outside services and development.
Sales and marketing expense. Sales and marketing expense increased $0.8 million or 5.5% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This was primarily due to a $0.4 million increase in compensation and benefits from higher headcount. The increase was also the result of a $0.2 million increase in travel expense and $0.2 million increase in marketing development.
General and administrative expense. General and administrative expense increased $0.4 million, or 5.7%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This was primarily due to an increase in outside services.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Research and development expense. Research and development expense increased $1.7 million, or 8.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This was primarily due to $1.2 million increase in compensation and benefits due to increased headcount as well as a $0.7 million increase due to outside services for new product development offset by a $0.2 million decrease in travel expense.
Sales and marketing expense. Sales and marketing expense increased $0.9 million, or 2.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This was primarily due to a $0.6 million increase in compensation and benefits as well as a $0.5 million increase in marketing development offset by a $0.2 million decrease in outside services.
General and administrative expense. General and administrative expense increased $1.2 million, or 6.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily due to a $0.6 million increase in compensation resulting from increased stock compensation expense as well as a $0.8 million increase in outside services.

Interest Income and Other Expense, Net:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Interest income	$1,110	$177	$933	$1,855	$410	$1,445
Interest expense	(2,106)	—	(2,106)	(3,103)	—	(3,103)
Other income (expense), net	(158)	(41)	(117)	(965)	1	(966)
Three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Interest income. Interest income increased $0.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was due to having higher cash balances as a result of the issuance of the Notes combined with a higher rate of return on our investments. For further discussion on the Notes, please refer to Note 8 to the condensed consolidated financial statements.

Interest expense. For the three months ended September 30, 2018 we had interest expense of $2.1 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes.
Other income (expense), net. The change in other income (expense) in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to foreign exchange fluctuations.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Interest income. Interest income increased $1.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was due to having higher cash balances as a result of the issuance of the Notes combined with a higher rate of return on our investments.
Interest expense. For the nine months ended September 30, 2018 we had interest expense of $3.1 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes.
Other income (expense), net. The change in other income (expense) in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to foreign exchange fluctuations.
Liquidity and Capital Resources
As of September 30, 2018, we had cash and cash equivalents and short-term investments of $215.0 million. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Nine months ended September 30,
(in thousands)	2018	2017
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$7,925	$(5,173)
Net cash used in investing activities	(133,232)	(16,065)
Net cash provided by financing activities	129,552	1,045
Net decrease in cash and cash equivalents	$4,245	$(20,193)
Operating activities
Cash provided by operating activities was $7.9 million for the nine months ended September 30, 2018, due to a net loss of $8.6 million, offset by non-cash items such as stock-based compensation of $15.5 million, amortization of debt discount and issuance costs of $2.3 million, increase in lease-related performance liabilities of $0.3 million and depreciation and amortization of $5.7 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced an increase in accounts receivable of $1.9 million, an increase of $1.0 million in other receivables, an increase of $0.9 million in inventories, an increase of $0.6 million in prepaid expenses and other assets, a decrease in deferred commissions of $0.8 million, an increase of $0.4 million in accounts payable, a decrease of $3.4 million in accrued payroll and other liabilities and a $0.8 million decrease in deferred revenue.
Cash used in operating activities was $5.2 million for the nine months ended September 30, 2017, due to a net loss of $11.3 million, a reduction in lease-related performance obligations of $0.6 million, offset by non-cash items such as stock-based compensation of $13.2 million and depreciation and amortization of $5.8 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease of $1.3 million in inventories and a $0.9 million increase in accrued payroll and other liabilities. These factors were offset by certain cash outflows, including an increase in accounts receivable of $11.3 million, an increase of $0.8 in deferred commissions, an increase of $1.5 million in prepaid expenses and other assets and a decrease of $0.4 million in accounts payable and a decrease of $0.7 million in deferred revenue.
Investing activities
Cash used in investing activities was $133.2 million for the nine months ended September 30, 2018, due to $41.4 million of short-term investment maturities, offset by $171.0 million for purchases of short-term investments. An additional $3.6 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $16.1 million for the nine months ended September 30, 2017 due to $59.6 million for purchases of short-term investments, offset by $46.0 million of short-term investment maturities. An additional $2.4 million of cash was used for the purchase of property and equipment and leasehold improvements.

Financing activities
Cash provided by financing activities was $129.6 million for the nine months ended September 30, 2018, attributable to $138.9 million of proceeds from issuance of the Notes, net of issuance costs, $6.4 million of proceeds from stock option exercises, $1.6 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.3 million of cash from lease-related performance obligations. This was partially offset by $8.9 million cash paid for the capped call that we purchased at the time of the issuance of the Notes and $8.8 million cash paid for employee taxes paid on net share settlement.
Cash provided by financing activities was $1.0 million for the nine months ended September 30, 2017, attributable to $7.1 million of proceeds from stock option exercises and $1.2 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.3 million of cash from lease-related performance obligations. This was partially offset by a $7.7 million cash paid for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 9 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. To achieve this objective, historically we have invested in money market funds. With the proceeds from our two public offerings in 2012 and the issuance of our convertible senior notes in 2018, we have invested in a broader portfolio of high credit quality short-term securities. To minimize the exposure due to an adverse shift in interest rates, we maintain an average portfolio duration of one year or less.
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
As of September 30, 2018, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
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
We have incurred significant losses in the past and reported a net loss of $8.6 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $131.2 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 97%, 97% and 97% of our revenue for the nine months ended September 30, 2018 and for the years ended December 31, 2017 and 2016, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
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
As we continue to pursue opportunities for larger deals that have greater technical complexity, including deals that require more complex integrations with our customer’s workflows, we may experience a longer time period for our solutions to deploy and as a result, our revenue recognition for these deals may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex deals across multiple sites, we have been, and may continue to be, required to agree to customer acceptance clauses. Delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional professional services or other costs in an effort to obtain such customer acceptance.

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

Our revenue and operating results have fluctuated, and are likely to continue to fluctuate, making our quarterly results difficult to predict, which may cause us to miss analyst expectations and may cause the price of our common stock to decline.

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
Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the nine months ended September 30, 2018 and the year ended December 31, 2017, we generated approximately 20% and 18%, respectively of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 45% and 27% of our accounts receivable as of September 30, 2018 and December 31, 2017, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.

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
Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones also sell their products to hospitals as components of communication solutions. Of these product categories, in-building wireless telephones and pagers represent the most significant current competition for the sale of our solutions. The market for in-building wireless phones is dominated by communications companies such as Cisco Systems, Ascom and Spectralink. In addition, the growing proliferation of smartphones and related applications, including cloud-based applications, represents another category of competitive offerings. Although our customers value secure text-messaging using smartphones, we do not believe most of our potential customers would consider that feature alone an adequate substitute for a comprehensive multi-mode communication solution. Some customers may choose solutions that are not HIPAA-compliant, given their budget constraints. Furthermore, in clinical integrations and middleware we compete with companies including Connexall and Philips Healthcare.
While we do not currently have a directly comparable single competitor that provides a solution as richly-featured as Vocera’s solution for the healthcare market, we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies, which may include electronic health record vendors or other large software companies, may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. For example, some of the electronic health record vendors have started to offer secure text messaging as an additional service and have said they plan to expand these offerings to complete more directly with us. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition.

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
SMTC, other contract manufacturers or ODMs may experience problems that could impact the quantity and quality of hardware components of our solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. SMTC, other contract manufacturers and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner.

The majority of the hardware components of our solution are manufactured in Asia or Mexico, and adverse changes in political or economic circumstances in those locations could also disrupt our supply and quality of components of our solutions. In addition, U.S. government officials have recently changed and proposed additional changes in trade, fiscal or tax policies, and any such changes in the U.S. or in other countries from which we source components of our products could adversely affect our business.
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

We place orders with our contract manufacturers, including SMTC, and we and our contract managers place orders with suppliers based on forecasts of customer demand. Because of our international low cost sourcing strategy, our lead times are long and cause substantially more risk to forecasting accuracy than would result were lead times shorter. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates affecting our ability to meet our customers’ demands for our solutions. We also may face additional forecasting challenges due to product transitions in the components of our solutions, or to our suppliers discontinuing production of materials and subcomponents required for our solutions. If demand for our solutions increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to source additional materials and subcomponents to produce components of our solutions or to expedite the manufacture and delivery of additional inventory. If we underestimate customer demand, our contract manufacturer may have inadequate materials and subcomponents on hand to produce components of our solutions, which could result in manufacturing interruptions, shipment delays, deferral or loss of revenue, and damage to our customer relationships. Conversely, if we overestimate customer demand, we and our contract manufacturers may purchase more inventory than required for actual customer orders, resulting in excess or obsolete inventory, thereby increasing our costs and harming our operating results.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 3% and 3% of our revenue for the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

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

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 35%, 32% and 33% of our revenue for the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, we generated 10.9%, 10.2% and 10.4% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

Our solutions incorporate complex technology, are deployed in a variety of complex hospital environments and must interoperate with many different types of devices and hospital systems. While we test the components of our solutions for defects and errors prior to release, we or our customers may not discover a defect or error until after we have deployed our solution, integrated it into the hospital environment and our customer has commenced general use of the solution. In addition, our solutions in some cases are integrated with hardware and software offered by “middleware” vendors in order to interoperate with nurse call systems, device alarms and other hospital systems. Our software may also be deployed on third party devices, including devices we resell, which creates additional complexity because we share control of the customer experience. If we cannot successfully integrate our solutions with these vendors as needed or if any hardware or software of these vendors, contains any defect or error, then our solutions may not perform as designed, or may exhibit a defect or error.
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

In 2012, we began offering our solutions to our customers through multi-year equipment lease agreements. In connection with each sale, we recognize product-related revenue at the net present value of the lease payment stream once our obligations related to such sale have been met. We sell the bulk of these leases, including the related accounts receivables, to third party lease finance companies on a non-recourse basis. We will have to retain unsold leases in-house, which will expose us to the creditworthiness of such lease customers over the lease term. For the leases that we retain in-house, our ability to collect payments from a customer or to recognize revenue for the sale could be impaired if the customer fails to meet its obligations to us such as in the case of its bankruptcy filing or deterioration in its financial position, or has other creditworthiness issues, any of which could harm our revenue and operating results.

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

If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our stockholders.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. We are required to record a non-cash interest expense for the amortization of this debt discount for the term of the Notes which will adversely affect our financial results while the Notes are outstanding.

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

VOCERA COMMUNICATIONS, INC.
Date: November 5, 2018	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: November 5, 2018	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)