Form 10-K
period 2018-12-31
VOCERA COMMUNICATIONS, INC.
filed 2019-02-27
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $746 million based upon the $29.89 closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates of registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 25, 2019, there were 30,804,783 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

VOCERA COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2018

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
Overview
We are a provider of secure, integrated, intelligent communication and workflow solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve quality of care, patient experience, staff resiliency and operational efficiency. Care teams at nearly 1,600 healthcare facilities worldwide have selected our solutions to call and text securely, reduce alarm fatigue, and to enhance workflow and help improve patient experience. Our solutions can also be found in hotels, nuclear facilities, retail stores and other environments where mobile workers need to communicate and access resources instantly.
Our communication and collaboration solution, which includes an intelligent enterprise software platform; lightweight, wearable, voice-controlled communication devices; as well as smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to smartphones and other mobile communication devices both inside and outside the hospital, replacing legacy pagers and in-building wireless phones.
At the core of this solution is a patent-protected, enterprise-class server software platform. Our software platform is built on a scalable architecture and recognizes more than 100 spoken commands. Users can instantly communicate with others using the Vocera Smartbadge or Vocera Badge, or through client applications for iOS and Android devices. Our platform lets users communicate and collaborate with each other using voice or HIPAA-compliant secure texting, and unlike other solutions, allows users to reach people by their role, room assignment or department, without needing to know a person’s name or phone number. The system can also broadcast emergency messages to a single department or to an entire organization. Our solution can be integrated with other clinical systems, including Electronic Health Records (EHR), nurse call, patient monitoring and even some medical devices, to provide critical data, alerts, alarms and clinical context that enables better workflow. Our enterprise-class software platform also features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices. Our platform allows clinicians to be away from the bedside while staying informed about their patients. Our portfolio of over 140 unique integrations enhances clinical workflow by enabling the interoperability of our solution with a significant number of clinical and operational systems used in hospitals today.
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

Over our 19-year history, we have significantly enhanced and added features and functionality to these solutions through ongoing development based on frequent interactions with our customers. In January 2019, we introduced the Vocera Smartbadge which combines smartphone usability with the same wearable, hands-free features as the Vocera Badge. The new Vocera Smartbadge has a 2.4" touchscreen, which enables clinicians view and send secure text messages as well as receive alerts and notifications with patient context.
Vocera Care Experience is a hosted software suite that coordinates and streamlines provider-to-patient and provider-to-provider communication in order to improve quality of care, patient and staff experience, reduce care provider's risk and improve reimbursements.  The solution provides personalized patient instructions and education; provides alerts and notifications to physicians and caregivers of patients’ changing care plans or status; and tracks patient experience before, during and after hospitalization.
Our Experience Innovation Network, a thought leadership collaborative, is a membership-based program designed to spread the adoption of leading strategies to improve patient experience and staff resiliency.
As of December 31, 2018, our solutions were selected by nearly 1,600 healthcare facilities, including large hospital systems, small and medium-sized local hospitals, clinics, surgery centers and aged-care facilities. We sell our solutions to our healthcare customers primarily through our direct sales force in the United States, with resellers for certain U.S. Government business, and through both direct sales and select distribution channels in international markets.
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
Broadly, we believe the healthcare industry is placing greater emphasis on the need for better communication and workflow to meet increasing requirements for care quality, patient safety, efficiency and patient satisfaction. Healthcare providers also require greater coordination of care among clinicians as the industry shifts towards population health and paying for value instead of the traditional fee-for-service reimbursement model. This shift to value-based purchasing incorporates financial incentives for hospitals to improve the quality of care and patient satisfaction. A number of non-government organizations, such as The Joint Commission, are also requiring improvements in patient safety and quality of care. These forces are driving hospitals to invest in technology and process improvements to manage their operations more efficiently, improve quality of care, and increase patient satisfaction and staff resiliency. Our solutions help hospitals increase productivity and reduce costs by enhancing workflow and improving patient and staff satisfaction through secure, integrated and intelligent communication.

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

•
Further expand our footprint within our existing installed customer base.    Many of our customers initially deploy our solutions in a few departments of a hospital and gradually expand to additional departments as they come to fully appreciate its value. We have a significant opportunity to up-sell and cross-sell to our existing customers, including into new hospitals that are part of an existing healthcare system customer. Key sales strategies include expanding our footprint at existing customer facilities and capturing additional revenue by cross selling additional solutions. We plan to continue expanding within our existing customers in order to grow our revenue and maintain and improve customer experience.

•
Extend our technology advantage and create new product solutions.    We intend to continue our investment in research and development to enhance the functionality of our solutions and further differentiate them from other competing solutions. As we did with the introduction of the Smartbadge in January 2019, we plan to continue to invest in product upgrades, product line extensions and new solutions to enhance our portfolio, including further development of applications for iOS and Android devices.

•
Increase our health system selling efforts. Our increasingly comprehensive product suite is enabling us to sell to large health systems.  These sales efforts typically involve conversations with more senior decision makers and result in larger deal sizes with complex and elongated sales cycles.  We have organized a national accounts sales team to pursue more of these opportunities in the future.

•
Invest in partnerships. In order to gain access to clinical data and patient context needed to create a highly efficient communication and workflow system for the entire care team, we plan to continue to broaden our ecosystem of technology partners, including vendors that provide nurse call systems, patient monitoring systems, analytics and EHRs. We added new partnerships in 2018 and will continue to explore new relationships that broaden our overall market presence and accelerate the sales of our offerings.

•
Pursue acquisitions of complementary businesses, technologies and assets.    Over the last seven years we have completed a number of acquisitions to help us achieve our strategic vision by enhancing our products and enabling us to enter new markets. Our acquisitions have expanded our solutions, demonstrating that we can successfully source, acquire and integrate complementary businesses, technologies and assets. We intend to continue to pursue acquisition opportunities that we believe can accelerate the growth of our business.

•
Grow our international healthcare presence.    Today, in addition to our core U.S. market, we sell into other English-speaking markets, including Canada, the United Kingdom, Australia, New Zealand, and Middle Eastern countries including the United Arab Emirates, Saudi Arabia, Oman and Qatar. We believe that the rapid pace of investment in new healthcare facilities in these developing international markets provides a significant opportunity for growth. As of December 31, 2018, our solutions were selected by approximately 280 healthcare facilities outside the United States. We plan to utilize both our direct sales force and leverage channel partners to expand our presence into other markets over time.

•
Expand our solutions in non-healthcare markets.    While our primary focus is on the healthcare market, our solutions also provide great value in non-healthcare markets. Our solutions have been selected by facilities in markets beyond healthcare including hospitality, energy and other mission critical mobile worker environments. Currently, this is not a material portion of our revenue, but longer term, we believe these markets could represent potential opportunities for growth.

Our products, technology and services
Our solutions include the Vocera Communication and Workflow System, Vocera Care Experience and our Experience Innovation Network, a thought leadership collaborative. To complement our solutions, we provide services, support and education to help our customers optimize the benefits of our solutions.
Vocera Communication and Workflow System
The Vocera Communication and Workflow System is comprised of a unique software platform that connects communication devices, including our hands-free, wearable, voice-controlled communication Smartbadge and Badge, and third-party mobile devices that use our software applications to become our enterprise-class software platform. The system transforms the way mobile workers communicate by enabling them to instantly connect via voice or secure text messaging. With a portfolio of over 140 third-party party clinical integrations, our system also enables the intelligent delivery of alerts and alarms to a variety of mobile devices, providing real time situation awareness to care providers. Our hands-free voice capability allows mobile workers to connect with the right person simply by saying or selecting the name, function or group name of the person they want to reach, often while remaining at the point-of-care. Our system responds to over 100 spoken commands.
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

•
Vocera Smartbadge. Our Smartbadge, launched in January 2019, is the only wearable communication device purpose-built for patient care. Our Smartbadge is powered by the Vocera Software Platform and operates over customers' industry-standard Wi-Fi networks. The Smartbadge has a 2.4” touchscreen and keyboard that enables the user to receive prioritized alert and alarm notifications with additional patient context. Additionally users can make and answer calls hands-free or by holding it up to the ear for privacy, and send and receive secured text messages with no character limit. The Smartbadge also has a dedicated panic button and enhanced "do not disturb" functionality.

•
Vocera Badge.    Our Badge is a smaller and lighter weight hands-free wearable device that allows the users instant two-way voice conversations without the need to remember a phone number or use a handset. Similar to the Smartbadge, it is powered by the Vocera Software Platform and operates over the customers' industry-standard Wi-Fi networks. It has a small display that provides a concise amount of information and allows the user to receive prioritized alarm and alert notifications with limited context. The Badge has received the FIPS 140-2 certification from the National Institute of Standards and Technology. We have also received an Authority to Operate (ATO) certification from the U.S. Department of Defense. Both of these certifications are requirements to sell our solutions to U.S. government and military hospital and medical facilities.

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

•
Choice of Mobile Devices. We resell the Zebra Technologies TC51 Android mobile computer. These devices are offered as a bundled solution with our smartphone applications to provide a complete, turnkey solution for our customers’ clinical communication needs. We also deliver our solution on iOS devices. This gives our customers a choice of different devices to access the power of the Vocera software platform.

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
Vocera Care Experience includes the following modules:

•
Pre-Arrival Patient Communication - Enables organizations to send timely information to patients prior to scheduled procedures, streamlining the arrival process, decreasing no-shows and last minute cancellations and improving patient engagement.

•	Good to Go® - Live discharge instructions are recorded and securely made available for patients, families and other care providers to review at any time, using any device.

•	Care Calls - Streamlines patient follow-up calls and workflows using best practice checklists, risk stratification information and recorded discharge instructions.

•	Rounds - Measures and manages patient experience during a hospital stay in real-time to evaluate gaps in satisfaction and provide service recovery interventions.
Services
Our customer-centric strategy is supported by our services and support capabilities, which help customers optimize their use of Vocera solutions and enhance users' experience with our products. Our services organization consists of the following:

•
Professional services.    Our professional services help customers successfully deploy, manage, update and/or expand their Vocera systems in order to gain the full benefits of our solutions. As of December 31, 2018, our professional services team consisted of 118 professionals with expertise in wireless communication, clinical workflow, end-user training, speech science and project management. We offer a full suite of services, including clinical workflow design, wireless assessment, solution configuration, training and project management, enabling customers to integrate our solutions and improve workflow efficiency and staff productivity. We also provide classroom and distance learning curricula for systems administrators, information technology professionals and clinical educators.

•
Software Maintenance and Technical support.   We provide 24x7 technical support to our customers through our support centers in San Jose, California; Fort Wayne, Indiana; Toronto, Canada; Knoxville, Tennessee and Reading, United Kingdom. As of December 31, 2018, our technical support team consisted of 63 technical support professionals with expertise in wireless, telephony, integration, servers and client devices. Our team utilizes remote diagnostic tools to proactively assess the performance of customer systems. We assign technical account management resources to our largest accounts to help them expand the use of our solutions and facilitate adoption of new functionality. Software maintenance entitles customers to unspecified upgrades, bug fixes and patch releases. Additional services, including an annual Remote System Health Assessment and biweekly technical webinar education, are offered as project-based consulting or through our membership collaborative.

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

Sales and marketing
Sales
Our sales employees call on hospitals and healthcare systems in the United States, Canada, the United Kingdom, Australia, New Zealand and several countries in the Middle East. As of December 31, 2018, we had 152 sales and account support employees. The sales team is organized to allow us to better serve our customers and to support the different elements of our sales strategy. We supplement our sales organization by utilizing a U.S. government-authorized reseller to facilitate our sales to Veterans Administration and Department of Defense healthcare facilities. We also use resellers in certain international markets to supplement our sales efforts. Certain members of the sales team focus on the development of new customer relationships with large integrated health systems and government healthcare facilities. We enhance our sales efforts by including in our sales staff individuals with nursing backgrounds to address clinical uses with, and provide utilization advice to, customers and potential customers. We have also staffed our sales team with system engineers who focus on the technical elements of system optimization, particularly wireless, and overall product configuration. We have a small direct sales team to focus on developing our non-healthcare business, including hospitality, energy and other mission-critical mobile work environments.

Marketing
Our marketing efforts focus on building awareness and generating demand. We believe that continuing to increase our brand recognition is important for the growth of our business as well as generating demand for our solutions. As of December 31, 2018, we had 33 employees in marketing, product management and business development.
Our customer-centric marketing strategy is important to generating new sales leads as word of mouth promotion and testimonials are some of our most valuable marketing tools. A number of our customers have agreed to participate in video testimonials, white papers and case studies that validate the efficacy and the financial benefits of our solutions. We have been featured in numerous articles and on network television demonstrating increased patient satisfaction, streamlined hospital operations and enhanced employee satisfaction and safety. Additionally, we sponsor numerous customer-led webinars to demonstrate customer success and to let prospective customers hear from their peer group about the positive impact that our solutions have made on their hospitals. Many of our sales leads come from referrals of existing customers or users who have moved from a hospital already using Vocera to a new facility or health system. We also invest in digital outreach to better influence buyers early on in their decision-making.
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
Customers
Our solutions have been selected by more than 1,850 facilities worldwide. Of these, nearly 1,600 are hospitals and other healthcare facilities, and approximately 280 are outside of the United States. Our healthcare customers include national and international health and hospital systems, large and medium-sized independent and academic hospitals, small hospitals and healthcare facilities, and U.S. governmental hospitals and care facilities. With our diverse customer base, we have very low customer revenue concentration.
During 2018, 2017 and 2016, non-U.S. markets represented approximately 10.2%, 10.2%, and 10.4% of our revenue, respectively. We are developing plans to offer our solutions in a wider range of international markets.
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
Additionally, we compete against Epic and Cerner, both of which have their own smartphone application for secure texting. We differentiate against these Electronic Health Record (EHR) vendors as we enable hands-free communication via our Smartbadge and Badge and clinical workflow with our large portfolio of over 140 system integrations.
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

We may face increased competition in the future, including from large, multinational companies or private equity backed organizations with significant resources. Potential competitors may have existing relationships with purchasers of other products and services within the hospital, which may enhance their ability to gain a foothold in our market. In addition, the continuing expansion of our communication and workflow collaboration capabilities, may introduce us to a broader set of competitors. These competitors may include companies that provide clinical workflow solutions, enterprise software, cloud-based solutions and electronic health records.
Research and development
Our continued investment in research and development is critical to our business. We have assembled teams of engineers with expertise in various fields, including software, firmware, database design, applications, speech recognition, wireless communication and hardware design. We employ research and development personnel in San Jose, California; Fort Wayne, Indiana; Knoxville, Tennessee; Toronto, Canada and Bangalore, India. There were 179 full-time research and development employees as of December 31, 2018. We also utilized small teams of contractors in India and Ukraine to assist with quality assurance testing and automation, and targeted development efforts.
Intellectual property
Our success depends, in part, upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We held 28 U.S. patents as of December 31, 2018, including patents on many capabilities of our software platform and wearable devices.  The expiration dates of these patents range from 2021 through 2032. One or more utility patents have also been issued in Australia, Canada, India, Japan and the European Patent Office (with validation in Germany, United Kingdom and Netherlands). A European Community design patent has been issued that protects the design in multiple European jurisdictions.
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
Manufacturing operations and suppliers
We outsource the manufacturing of our wearable device products to original design manufacturers and contract manufacturers, including Sercomm and SMTC Corporation (SMTC). Our Vocera Smartbadge is built in Taiwan and our Vocera Badge is made in Mexico using custom tools and test equipment owned by us. Most of our accessories, including batteries, chargers and attachments, are built by original design manufacturers (ODMs) in Asia.
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
We also resell the Zebra Technologies TC51 Android mobile computer. These devices are offered as a bundled solution with our smartphone applications to provide a complete, turnkey solution for our customers’ clinical communication needs.
Employees
As of December 31, 2018, we had 630 employees, consisting of 20 in manufacturing and quality operations, 179 in research and development, 185 in sales and marketing, 181 in services and support and 65 in general and administrative. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider current employee relations to be good.

Backlog
Our backlog of undelivered orders was $61.8 million and $64.4 million at December 31, 2018 and 2017, respectively. Of the current backlog, all but $28.9 million is expected to be delivered in 2019.
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
In addition, we are subject to privacy and security regulations in other jurisdictions. For example, the European Union (EU) adopted the Data Protection Directive (DPD) (officially Directive 95/46/EC), imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. In May 2016, the EU formally adopted the General Data Protection Regulation, which applied to all EU member states beginning May 2018 and replaces the current DPD. The regulation introduced new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It increased our responsibility and liability in relation to personal data that we process and we put in place additional mechanisms ensuring compliance with the new EU data protection rules.  Additionally, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities.
These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply, and subject us to material liability and other adverse impacts to our business in the event we fail to do so. These include, without limitation, civil fines, criminal sanctions in certain circumstances, contractual liability to our customers, and damage to our brand and reputation. We endeavor to mitigate these risks through measures we believe to be appropriate for the specific circumstances, including storing personal data under our control on password-protected systems in secure facilities, counseling our customers as to best practices in using our solutions, and encrypting such information.
Medical device regulation
The U.S. Food and Drug Administration (FDA) regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. We have concluded that our communication products are general-purpose communication solutions and are not subject to FDA regulation. However, either the FDA could disagree with our conclusion or changes in our product or the FDA’s evolving regulations could lead to the imposition of medical device regulation on more of our products. In this event, we would be subject to additional regulatory requirements, including the expense of compliance with Medical Device Reporting and Quality System regulation and the potential of liability for failure to comply, and we could be required to obtain 510(k) clearance or premarket approval of those products from the FDA prior to commercial distribution. Some of the products acquired as a result of the Extension Healthcare and mVisum acquisitions are regulated by the FDA as Class II medical devices under applicable law and FDA regulations. This includes potentially being subject to the 2.3% excise tax that was initially legislated under the Affordable Care Act, but which has been delayed through 2019 by a moratorium on the tax included in recent Congressional budget legislation passed in January of 2018. Class II devices are devices classified by the FDA as posing a moderate to high risk and therefore subject to both “general controls” and “special controls,” as such terms are defined in the Food, Drug and Cosmetics Act. Further, our other products could become subject to the 2.3% excise tax when it becomes effective, if the FDA were to determine in the future that they constitute medical devices.
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
Executive officers
The names of our executive officers, their ages as of February 27, 2019, and their positions are shown below.

Name	Age	Position
Brent D. Lang	51	Chairman and Chief Executive Officer
Justin R. Spencer	47	Executive Vice President and Chief Financial Officer
Douglas A. Carlen	49	Vice President Legal and General Counsel
M. Bridget Duffy, M.D.	59	Chief Medical Officer
Paul T. Johnson	55	Executive Vice President of Sales and Services

The Board chooses executive officers, who then serve at the Board’s discretion. There is no family relationship between any of our directors or executive officers.

Brent D. Lang assumed the role of President and Chief Executive Officer and a board member effective June 1, 2013. He assumed the role of Chairman of the board effective June 2018. Mr. Lang served as our President and Chief Operating Officer from October 2007 through May 2013. From February 2007 to October 2007, he served as our Executive Vice President, from January 2007 to June 2007, he served as our Acting Chief Executive Officer, and from June 2001 through January 2007, he served as our Vice President of Marketing and Business Development. From September 1995 to June 2001, Mr. Lang served as senior director of marketing for 3Com Corporation, a networking company, where he was responsible for 3Com’s digital home products. From June 1991 to June 1993, Mr. Lang worked as a strategy consultant for Monitor Company, Inc., a consulting firm, advising Fortune 500 companies. Mr. Lang earned a B.S. degree in Industrial and Operations Engineering from the University of Michigan and an M.B.A. degree from the Stanford University Graduate School of Business.

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
Available information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (Exchange Act), as amended, free of charge on our website at www.vocera.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

We have incurred significant losses in the past and reported a net loss of $9.7 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $132.3 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 97%, 97% and 97% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
Most of our solutions require a substantial upfront investment by new customers. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital. Even if hospital personnel determine that our solutions provide compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solutions or expand our solutions to other departments or users. Hospitals face significant budget constraints from unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, and as part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual health insurance mandate under the Patient Protection and Affordable Care Act of 2010 (ACA) was set to zero effective in 2019, essentially repealing it. The President of the United States and members of Congress have also attempted to repeal or amend the ACA, as well as continue to undertake other healthcare reforms. As a consequence of these regulatory and other factors, we may experience slowdowns and deferral of orders for our solutions, or customers may choose other less expensive solutions, both of which could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our solutions, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.
While we are seeking to increase sales of our solutions to non-healthcare customers, we do not anticipate non-healthcare markets to represent a significant portion of our revenue for the foreseeable future.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements, or that sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We expect to incur costs associated with the development and introduction of new solutions before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges (like the new Smartbadge), which can require customers to perform software upgrades to their systems, and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our solutions. We also may incur substantial costs or delays in the manufacture of any additional new products or models as we seek to optimize production methods and processes at our contract manufacturer. In addition, we expect that we will at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

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

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle, that sometimes exceeds twelve months. With our introduction of the Smartbadge, it may take our customers additional time to evaluate this new device and to compare it with our existing Badge and other solutions. This may also result in delays and reductions in orders for our existing Badge. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. Similarly, our increasing dependence on larger, hospital-wide deployments may increase fluctuations in our revenue and operating results because the failure to complete a significant sale, or the loss of a large customer, will have a greater impact on those results. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. We have experienced and may continue to experience elongated sales cycles due to ongoing uncertainty surrounding past and future healthcare reform legislation, the impact of shifting federal government budgets, changes to Medicare and Medicaid reimbursement and potential future statutes and rulemaking.

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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	the availability of government funding for healthcare facilities operated by the United States federal, state and local governments;

•	market acceptance of our Smartbadge and its impact on orders for our existing Badge and related software;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	our ability to successfully integrate acquired businesses;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	changes in how healthcare operating and capital budgets are administered within the enterprise;

•	changes in customer deployment timelines;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and the varying revenue recognition rules that apply;

•	pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships and maintain existing reseller relationships;

•	the financial health of our resellers;

•	our ability to successfully deploy our solutions in a timely manner;

•	our ability to sell and integrate third-party products and services, and our customer’s satisfaction with those third-party products and services;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions;

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance;

•	the announcement of a new product, which may cause sales cycles to lengthen;

•	federal government shutdowns;

•	fluctuations in foreign currencies in the international markets in which we operate; and

•	future accounting pronouncements and changes in accounting policies.

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
Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the years ended December 31, 2018 and 2017, we generated approximately 18% and 18%, respectively of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 26% and 27% of our accounts receivable as of December 31, 2018 and December 31, 2017, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
On December 22, 2018, certain departments of the U.S. federal government ceased operating as a result of failure by the legislative and executive branches of the government to pass bills to keep them operating. Although the congress passed a temporary operating budget, there is a risk that the government could be shut down again. Any past or future shutdown may impact our US government customers’ spending decisions, as well as those of our non-US government customers. Any reduction or delay in our customers’, or potential customers’ spending decisions may result in a delay, or reduction, to our revenue.
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

We do not have internal manufacturing capabilities and rely upon two contract manufacturers, Sercomm and SMTC, to make our wearable devices, we have entered into manufacturing agreements with Sercomm and SMTC that are terminable by either party with advance notice and that may also be terminated for a material uncured breach. We expect to enter into additional contract manufacturing agreements as we expand our business. We also rely on ODMs to produce accessories, including batteries, chargers and attachments. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. If Sercomm, SMTC, or another contract manufacturer or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes and timeframes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solutions to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.
Sercomm, SMTC, other contract manufacturers or ODMs may experience problems that could impact the quantity and quality of hardware components of our solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. Sercomm, SMTC, other contract manufacturers and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner. The majority of the hardware components of our solution are manufactured in Asia or Mexico, and adverse changes in political or economic circumstances in those locations could also disrupt our supply and quality of components of our solutions. In addition, U.S. government officials have recently changed and proposed additional changes in trade, fiscal or tax policies, and any such changes in the U.S. or in other countries from which we source components of our products could adversely affect our business.
Companies occasionally encounter unexpected difficulties in ramping up production of new products, and we may experience such difficulties with future generations of our products. Sercomm, SMTC, other contract manufacturers and our ODMs also manufacture products for other companies. Generally, our orders represent a relatively small percentage of the overall orders received by Sercomm, SMTC, other contract manufacturers and these ODMs from their customers; therefore, fulfilling our orders may not be a priority in the event Sercomm, SMTC, other contract manufacturers or an ODM is constrained in its ability to fulfill all of its customer obligations. In addition, if Sercomm, SMTC, other contract manufacturers or an ODM is unable or unwilling to continue manufacturing components of our solutions, we may have to identify one or more alternative manufacturers. The process of identifying and qualifying a new contract manufacturer or ODM can be time consuming, and we may not be able to substitute suitable alternative manufacturers in a timely manner or at an acceptable cost. Additionally, transitioning to a new manufacturer may cause us to incur additional costs and delays if the new manufacturer has difficulty manufacturing components of our solutions to our specifications or quality standards.

If we fail to forecast our manufacturing requirements accurately, or fail to properly manage our inventory with our contract manufacturer, we could incur additional costs and experience manufacturing delays, which can adversely affect our operating results.

We place orders with our contract manufacturers, including Sercomm and SMTC, and we and our contract manufacturers place orders with suppliers based on forecasts of customer demand. Because of our international low cost sourcing strategy, our lead times are long and cause substantially more risk to forecasting accuracy than would result were lead times shorter. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates affecting our ability to meet our customers’ demands for our solutions. We also may face additional forecasting challenges due to new product introductions, product transitions in the components of our solutions, or to our suppliers discontinuing production of materials and subcomponents required for our solutions. If demand for our solutions increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to source additional materials and subcomponents to produce components of our solutions or to expedite the manufacture and delivery of additional inventory. If we underestimate customer demand, our contract manufacturer may have inadequate materials and subcomponents on hand to produce components of our solutions, which could result in manufacturing interruptions, shipment delays, deferral or loss of revenue, and damage to our customer relationships. Conversely, if we overestimate customer demand, we and our contract manufacturers may purchase more inventory than required for actual customer orders, resulting in excess or obsolete inventory, thereby increasing our costs and harming our operating results.

If hospitals do not have and are not willing to install, upgrade and maintain the wireless infrastructure required to effectively operate our solutions, then they may experience technical problems or not purchase our solutions at all.

The effectiveness of our solutions depends upon the quality and compatibility of the communications environment that our healthcare customers maintain. Our solutions require voice-grade wireless (Wi-Fi) installed through large enterprise environments, which can vary from hospital to hospital and from department to department within a hospital. Many hospitals have not installed a voice-grade wireless infrastructure. If potential customers do not have a wireless network that can properly and fully interoperate with our solutions, then such a network must be installed, or an existing Wi-Fi network must be upgraded or modified, for example, by adding access points in stairwells, for our solutions to be fully functional. The additional costs of installing or upgrading a Wi-Fi network may dissuade potential customers from installing our solutions. Furthermore, if changes to a customer’s physical or information technology environment cause integration issues or degrade the effectiveness of our solutions, or if the customer fails to upgrade or maintain its environment as may be required for software releases or updates or to ensure our solution’s effectiveness, the customer may not be able to fully utilize our solutions or may experience technical problems, or these changes may impact the performance of other wireless equipment being used. If such circumstances arise, prospective customers may not purchase or existing customers may not expand their use of or deploy upgraded versions of our solutions, thereby harming our business and operating results.

If we fail to achieve and maintain certification for certain U.S. federal standards, our sales to U.S. government customers will suffer.

We believe that a significant opportunity exists to continue to sell our products to healthcare facilities in the Veterans Administration and Department of Defense (DoD). These customers require independent certification of compliance with specific requirements relating to encryption, security, interoperability and scalability, including Federal Information Processing Standard (FIPS) 140-2 and, as to DoD, certification by its Joint Interoperability and Test Command and under its Information Assurance Certification and Accreditation Process. We have received certification under certain of these standards for military-specific configurations of our solution incorporating our Badge, but we do not have these certifications for our new Smartbadge. We continue to carry out further compliance activities and recertifications, as required. A failure on our part to achieve and maintain compliance and to respond to new threats and vulnerabilities, both as to current products and as to new product versions, could adversely impact our revenue.

Our efforts to sell our solutions in non-healthcare markets may not be successful.

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 3% and 3% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 35%, 32% and 33% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the years ended December 31, 2018, 2017 and 2016, we generated 10.2%, 10.2% and 10.4% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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
For example, the European Union previously adopted the Data Protection Directive (DPD), imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. In May 2016, the EU formally adopted the General Data Protection Regulation (GDPR), which applied to all EU member states starting in May 2018 and replaced the current DPD. The GDPR regulation introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It increased our responsibility and liability in relation to personal data that we process and we were required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.  Additionally, Canada’s Personal Information and Protection of Electronic Documents Act, as well as a variety of provincial statutes, provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of personal information could create liability for us, result in adverse publicity and negatively affect our business.
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
Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to many other industry participants, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, we are a party to litigation with a patent holding company and it is possible that we will be subject to future litigation with similar entities and other adverse patent owners who have no relevant products and against whom our potential patents may provide little or no deterrence.

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

If we are unable to protect our intellectual property rights, our competitive position could be harmed, or we could be required to incur significant expenses to enforce our rights.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. We are required to record a non-cash interest expense for the amortization of this debt discount for the term of the Notes which will adversely affect our financial results while the Notes are outstanding.

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

Location	Approximate square feet	Primary use	Lease expiration date
San Jose, California	70,000	Corporate headquarters and product warehousing	March 31, 2022
Fort Wayne, Indiana	27,860	Development, sales and support	February 28, 2023
Knoxville, Tennessee	546	Development, sales and support	January 31, 2019
San Francisco, California	3,054	Vocera Care Experience offices	May 31, 2019
Toronto, Canada	4,578	Development, sales and support	April 30, 2021
Reading, United Kingdom	865	Sales and support	December 31, 2020
Bangalore, India	20,734	Development	July 24, 2022
Dubai, United Arab Emirates	950	Sales and support	December 20, 2019

Item 3.	Legal Proceedings
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

Holders of Common Stock
As of February 25, 2019, we had 42 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
The following stock performance graph compares the cumulative total return provided to holders of the common stock of Vocera Communications, Inc. relative to the cumulative total returns of the New York Stock Exchange Composite Index and the Standard & Poor's 1500 Health Care Technology Index over a five year period.  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2013, including reinvestment of dividends, and its relative performance is tracked through December 31, 2018.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Vocera Communications Inc.	100.00	66.75	78.16	118.45	193.59	252.08
NYSE Composite	100.00	106.75	102.38	114.61	136.07	123.89
S&P Health Care Technology	100.00	116.00	107.95	84.98	120.90	94.08

Issuer Purchases of Equity Securities
During the three months ended December 31, 2018, we did not repurchase any of our securities.

Item 6.	Selected Financial Data
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
We derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included elsewhere in this report. We derived the consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements that do not appear in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

For the fiscal years ended December 31, 2017 and 2016, we have recast certain of the following financial data as a result of our adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (ASC 606) in the first quarter of fiscal 2018, as indicated by the "as adjusted" note. Financial data for the years ended December 31, 2015 and 2014 has not been adjusted to reflect the adoption of ASC 606. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our adoption of ASC 606.

	Years ended December 31,
(in thousands, except per share data)	2018	2017 *As adjusted	2016 *As adjusted	2015	2014
Consolidated statements of operations data:
Total revenue	$179,630	$165,989	$132,026	$95,421	$102,498
Gross profit	111,887	101,062	82,951	58,185	64,189
Net (loss) income	(9,674)	(10,897)	(11,400)	(28,297)	(10,465)
Net (loss) income attributable to common stockholders	$(9,674)	$(10,897)	$(11,400)	$(28,297)	$(10,465)

Net (loss) income per share attributable to common stockholders
Basic and diluted	$(0.32)	$(0.38)	$(0.42)	$(1.12)	$(0.43)
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic and diluted	30,041	28,655	26,859	25,329	24,621

	As of December 31,
(in thousands)	2018	2017 *As adjusted	2016 *As adjusted	2015	2014
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$221,170	$81,233	$74,066	$116,774	$116,261
Total assets	352,098	204,973	192,495	162,261	159,628
Long-term debt	110,540	—	—	—	—
Total stockholders’ equity	162,867	128,000	119,146	104,431	109,712

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Business overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. Today, the significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers enhance patient safety and experience, improve staff resiliency and increase operational efficiency. As of December 31, 2018, care teams at approximately 1,600 healthcare facilities worldwide have selected our solutions.
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 8.2% to $179.6 million in 2018 from $166.0 million in 2017, and our 2017 revenue increased 25.7% from $132.0 million in 2016. For the year ended December 31, 2018, we recorded a net loss of $9.7 million compared to a net loss of $10.9 million for the year ended December 31, 2017.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 10.2% and 10.2% of our revenue in 2018 and in 2017, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
We outsource the manufacturing of our hardware products. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain manufacturing operations. We work closely with our contract manufacturers, including Sercomm Corporation and SMTC Corporation, and key suppliers to manage the procurement, quality and cost of components. We seek to maintain an optimal level of finished goods inventory to meet our forecast for sales and unanticipated shifts in sales volume and mix.
In the fourth quarter of 2016, we acquired all of the outstanding equity interest of Extension Healthcare for $52.5 million in cash. In addition, $2.5 million has been set aside for retention bonuses for key employees of which $0.5 million and $1.0 million was paid in December 2016 and October 2017, respectively and the remaining $.5 million due was paid in October 2018.
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
We adopted the new guidance on January 1, 2018 using the full retrospective method, which requires us to present our historical financial information for fiscal years 2017 and 2016 as if the new revenue guidance had been applied to all prior periods.
The most significant impact of the standard relates to the timing of revenue recognition for software licenses sold with professional services where we did not have vendor specific objective evidence (VSOE) for professional services under current guidance.   Under the new standard, the requirement to have VSOE for undelivered elements is eliminated and we will recognize revenue for software licenses upon transfer of control to our customers. Additionally, the new standard requires the capitalization and amortization of costs related to obtaining a contract, such as sales commissions, which are currently recorded as an expense to sales and marketing at the time they are incurred.

The adoption of the standard resulted in the recognition of additional revenue of $3.4 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively, an increase in gross profit of $3.4 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively, an increase (decrease) in sales and marketing expense of $0.1 million and $(1.5) million for the years ended December 31, 2017 and 2016, respectively, and a decrease in loss from operations of $3.3 million and $5.9 million for the years ended December 31, 2017 and 2016, respectively. In addition, the adoption of the standard resulted in a decrease in total net deferred revenue of $8.5 million and $5.3 million as of December 31, 2017 and 2016, respectively, driven by the upfront recognition of software licenses sold with professional services for which we do not have VSOE, and an increase in total deferred commissions of $10.3 million and $10.4 million as of December 31, 2017 and 2016, respectively, which will be recognized in sales and marketing expense in future periods. The adoption of the standard has not had a significant impact to the provision for income taxes and has not had an impact on net cash from or used in operating, investing, or financing activities on our consolidated statements of cash flows. Refer to Note 2 in the Notes to Consolidated Financial Statements for the impact of adoption of the standard on the Company's consolidated balance sheets and consolidated statements of operations.
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
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties, the “Capped Calls.” The Capped Calls each have an initial strike price of approximately $32.25 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $38.94 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of our common stock. We used proceeds of $8.9 million to purchase the Capped Calls, which were recorded as a reduction to additional paid-in capital. For further discussion on the Capped Calls, please refer to Note 8 in the Notes to Consolidated Financial Statements.
We expect to use the remaining net proceeds for general corporate purposes, which may include funding research and development, increasing working capital, acquisitions or investments in complementary businesses, products or technologies and capital expenditures.
New Accounting Standards
We adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), the new accounting standard related to revenue recognition, effective January 1, 2018. Prior period information presented has been adjusted to reflect the adoption of this new standard. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of adjustments.

Components of operating results
Revenue.    We generate revenue from the sale of products and services. As discussed further in the section titled “Critical accounting policies and estimates—Revenue recognition” below, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.
Revenue is comprised of the following:

•
Product.    Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges and badge accessories, which include batteries, battery chargers, lanyards, clips and other ancillary badge components as well as revenue from the resale of TC51devices and related accessories. Software revenue is derived primarily from the sale of perpetual licenses to our Vocera Communication and Workflow System. We derive additional software revenue from the sale of term licenses and hosted software subscriptions, which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of term licenses or subscription services, ratably over the applicable term.

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

•
Interest expense. Interest expense consists of amortization of debt discount and debt issuance costs as well as the contractual interest incurred of the issuance of the Convertible Senior Notes which are discussed in further detail in Note 8 to the consolidated financial statements.

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
At December 31, 2018, we held a $40.1 million valuation allowance against our deferred tax assets. We review on a quarterly basis our conclusions about the appropriate amount of our deferred income tax asset valuation allowance.

Results of operations
The following table is a summary of our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016.

	Years ended December 31,
	2018		2017		2016
(in thousands, except percentages)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Consolidated statements of operations data:
Revenue
Product	$97,447	54.2%	$91,585	55.2%	$74,235	56.2%
Service	82,183	45.8	74,404	44.8	57,791	43.8
Total revenue	179,630	100.0	165,989	100.0	132,026	100.0
Cost of revenue
Product	27,425	15.3	27,244	16.4	22,788	17.3
Service	40,318	22.4	37,683	22.7	26,287	19.9
Total cost of revenue	67,743	37.7	64,927	39.1	49,075	37.2
Gross profit	111,887	62.3	101,062	60.9	82,951	62.8
Operating expenses
Research and development	30,879	17.2	27,685	16.7	18,266	13.8
Sales and marketing	62,214	34.6	60,107	36.2	51,274	38.8
General and administrative	25,099	14.0	23,970	14.4	24,499	18.6
Total operating expenses	118,192	65.8	111,762	67.3	94,039	71.2
Loss from operations	(6,305)	(3.5)	(10,700)	(6.4)	(11,088)	(8.4)
Interest income	3,044	1.6	604	0.3	684	0.6
Interest expense	(5,241)	(2.9)	—	—	—	—
Other expense, net	(1,523)	(0.8)	(42)	—	(467)	(0.4)
Loss before income taxes	(10,025)	(5.6)	(10,138)	(6.1)	(10,871)	(8.2)
Provision for income taxes	351	0.2	(759)	(0.5)	(529)	(0.4)
Net loss	$(9,674)	(5.4)%	$(10,897)	(6.6)%	$(11,400)	(8.6)%
Year ended December 31, 2018 compared to year ended December 31, 2017
Revenue:

	Years ended December 31,
	2018	2017	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Product Revenue
Device	$60,130	$61,746	$(1,616)	(2.6)%
Software	37,317	29,839	7,478	25.1
Total product revenue	97,447	91,585	5,862	6.4

Service revenue
Maintenance and support	62,267	52,342	9,925	19.0
Professional services and training	19,916	22,062	(2,146)	(9.7)
Total service revenue	82,183	74,404	7,779	10.5
Total revenue	$179,630	$165,989	$13,641	8.2%

Total revenue increased $13.6 million, or 8.2%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in total revenue was a result of increases in both product and services revenue.

Product revenue increased $5.9 million, or 6.4%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Device revenue decreased $1.6 million, or 2.6%, and software revenue increased $7.5 million, or 25.1%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The decrease in device revenue was driven primarily by a decrease in unit sales of badges and related accessories to new customers making initial purchases and existing customers expanding deployments within their facilities to departments and users. The increase in software revenue was mainly a result of an increase in unit sales of licenses of our software platform.

Service revenue increased $7.8 million, or 10.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Software maintenance and support revenue increased $9.9 million, or 19.0%, and professional services and training revenue decreased $2.1 million, or 9.7%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in software maintenance and support revenue was primarily a result of having a larger customer base. The decrease in professional services and training revenue was due to a decrease of implementation services for our solutions.
Cost of revenue:

	Years ended December 31,
	2018	2017	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$27,425	$27,244	$181	0.7%
Service	40,318	37,683	2,635	7.0
Total cost of revenue	$67,743	$64,927	$2,816	4.3%
Gross margin
Product	71.9%	70.3%	1.6%
Service	50.9	49.4	1.5
Total gross margin	62.3%	60.9%	1.4%
Cost of product revenue increased $0.2 million, or 0.7%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The cost of product revenue increased primarily due to an increase of fixed overhead costs. Product gross margin as a percentage of product revenue increased in the year ended December 31, 2018 compared to the year ended December 31, 2017 due to a larger mix of software revenue and higher absorption of fixed overhead costs.
Cost of service revenue increased $2.6 million, or 7.0%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The cost of service revenue increased primarily due to an increase in headcount. Service gross margin as a percentage of service revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in software maintenance and support revenue which typically yields higher margins.
Operating expenses:

	Years ended December 31,
	2018	2017	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$30,879	$27,685	$3,194	11.5%
Sales and marketing	62,214	60,107	2,107	3.5
General and administrative	25,099	23,970	1,129	4.7
Total operating expenses	$118,192	$111,762	$6,430	5.8%
Research and development expense. Research and development expense increased $3.2 million, or 11.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily due to a $2.0 million increase in compensation and benefits associated with increased headcount as well as a $1.2 million increase in outside services primarily related to the development of our new Smartbadge announced in January 2019.

Sales and marketing expense. Sales and marketing expense increased $2.1 million, or 3.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This was primarily due to a $0.9 million increase in compensation and benefits associated with increased headcount. The sales and marketing expense increase was also due to a $1.1 million increase in marketing development costs related to the launch of our new Smartbadge in January 2019.
General and administrative expense. General and administrative expense increased $1.1 million, or 4.7%, from the year ended December 31, 2018 compared to the year ended December 31, 2017. This primarily resulted from a $1.0 million increase in outside services and a $0.1 million increase in travel and entertainment.

	Years ended December 31,
(in thousands, except percentages)	2018	2017	Change
Non-operating income (expense) elements:
Interest income	$3,044	$604	$2,440
Interest expense	(5,241)	—	(5,241)
Other expense, net	(1,523)	(42)	(1,481)

Income taxes:
Provision for income taxes	351	(759)	1,110
Loss before income taxes	(10,025)	(10,138)	113
Effective tax rate %	3.5%	(7.5)%	11.0%
Interest income. Interest income increased $2.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was due to having higher cash balances as a result of the issuance of the Notes combined with a higher rate of return on our investments. For further discussion on the Notes, please refer to Note 8 to the Consolidated Financial Statements.
Interest expense. For the year ended December 31, 2018, we had interest expense of $5.2 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes.

Other expense, net. The change in other expense, net for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to foreign exchange fluctuations.
Provision for income taxes. The $0.4 million benefit on $10.0 million of loss before income taxes in 2018 represented an effective tax rate of 3.5%. The tax benefit for 2018 was due primarily to tax losses benefited against deferred tax liabilities as a result of teh enactment of the Tax Cuts and Jobs Act, partially offset by income taxes on our foreign operations. The negative effective tax rate of 7.5% in 2017 was due primarily to the re-measurement of the net deferred tax liabilities, resulting in a deferred tax benefit of $0.8 million upon the enactment of the Tax Cuts and Jobs Act as well as the impact of pre-tax losses in the U.S. operations, partially offset by income taxes on our foreign operations.

Year ended December 31, 2017 compared to year ended December 31, 2016
Revenue:

	Years ended December 31,
	2017	2016	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Product Revenue
Device	$61,746	$50,614	$11,132	22.0%
Software	29,839	23,621	6,218	26.3
Total product revenue	91,585	74,235	17,350	23.4

Service revenue
Maintenance and support	52,342	43,408	8,934	20.6
Professional services and training	22,062	14,383	7,679	53.4
Total service revenue	74,404	57,791	16,613	28.7
Total revenue	$165,989	$132,026	$33,963	25.7%
Total revenue increased $34.0 million, or 25.7%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in total revenue was a result of increases in both product and services revenue.

Product revenue increased $17.4 million, or 23.4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. Device revenue increased $11.1 million, or 22.0%, and software revenue increased $6.2 million, or 26.3%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in device revenue, which related entirely to our Communication and Workflow System, was driven primarily by an increase in unit sales of badges and related accessories to new customers making initial purchases and existing customers expanding deployments within their facilities to departments and users. The increase in software revenue was mainly a result of an increase in unit sales of licenses of our software platform.

Service revenue increased $16.6 million, or 28.7%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. Software maintenance and support revenue increased $8.9 million, or 20.6%, and professional services and training revenue increased $7.7 million, or 53.4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in software maintenance and support revenue was primarily a result of having a larger customer base. The increase in professional services and training revenue was due to an increase of implementation services for our solutions.

Cost of revenue:

	Years ended December 31,
	2017	2016	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$27,244	$22,788	$4,456	19.6%
Service	37,683	26,287	11,396	43.4
Total cost of revenue	$64,927	$49,075	$15,852	32.3%
Gross margin
Product	70.3%	69.3%	1.0%
Service	49.4	54.5	(5.1)
Total gross margin	60.9%	62.8%	(1.9)%
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
Operating expenses:

	Years ended December 31,
	2017	2016	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses
Research and development	$27,685	$18,266	$9,419	51.6%
Sales and marketing	60,107	51,274	8,833	17.2
General and administrative	23,970	24,499	(529)	(2.2)
Total operating expenses	$111,762	$94,039	$17,723	18.8%
Research and development expense. Research and development expense increased $9.4 million, or 51.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to a $7.3 million increase in compensation and benefits associated with increased headcount resulting from the acquisition in October 2016.
Sales and marketing expense. Sales and marketing expense increased $8.8 million, or 17.2%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. This was primarily due to a $7.0 million increase in compensation and benefits associated with increased headcount. The sales and marketing expense increase was also due to a $0.8 million increase in outside services and a $1.1 million increase in amortization of intangibles related to a full year of amortization from the acquisition in October 2016.
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

	Years ended December 31,
(in thousands, except percentages)	2017	2016	Change
Non-operating income (expense) elements:
Interest income	$604	$684	$(80)
Other expense, net	(42)	(467)	425

Income taxes:
Provision for income taxes	(759)	(529)	(230)
Loss before income taxes	(10,138)	(10,871)	733
Effective tax rate %	(7.5)%	(4.9)%	(2.6)%
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
Provision for income taxes. The $0.8 million provision on $10.1 million of loss before income taxes in 2017 represented a negative effective tax rate of 7.5%. The negative effective tax rate for 2017 was due primarily to the re-measurement of the net deferred tax liabilities, resulting in a deferred tax benefit of $0.7 million, upon the enactment of the Tax Cuts and Jobs Act, as well as the impact of pre-tax losses in the U.S. operations, partially offset by income taxes on our foreign operations. The negative effective tax rate of 4.9% in 2016 is due primarily to the impact of pre-tax losses in the U.S. operations, offset by income taxes from foreign operations.

Liquidity and capital resources

	Years ended December 31,
(in thousands)	2018	2017	2016
Consolidated statements of cash flow data:
Net cash provided by (used in) operating activities	$14,298	$7,736	$11,266
Net cash provided by (used in) investing activities	(139,533)	(16,429)	112
Net cash provided by financing activities	130,785	2,386	3,083
Net (decrease) increase in cash and cash equivalents	$5,550	$(6,307)	$14,461
As of December 31, 2018, we had cash and cash equivalents and short-term investments of $221.2 million.

In May 2018, we issued Convertible Senior notes with a 1.5% interest rate for an aggregate principal amount of $143.75 million. There are no required principal payments prior to the maturity of the Notes. For additional information, see Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
During 2018, 2017 and 2016, our purchases of property and equipment were $4.9 million, $2.8 million and $4.7 million, respectively. The expenditures in 2018 primarily related to leasehold improvements and computer equipment. The expenditures in 2017 primarily relate to leasehold improvements and computer equipment. The expenditures in 2016 primarily relate to leasehold improvements related to the renovation of our corporate offices.
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
Operating activities
Cash provided by operating activities was $14.3 million in 2018, due in part to non-cash items such as stock-based compensation of $21.0 million, amortization of debt discount and issuance costs of $3.9 million and depreciation and amortization of $7.7 million for property and equipment and acquired intangible assets, partially offset by the 2018 net loss of $9.7 million. With respect to changes in assets and liabilities, cash was provided through an increase of $1.5 million in accounts payable and an increase of $3.5 million in deferred revenue. These factors were partially offset by certain cash outflows, including an increase in accounts receivable of $5.0 million, an increase in other receivables of $2.8 million, an increase in inventory of $1.9 million, an increase in prepaid expenses and other assets of $0.6 million, a decrease of $4.1 million in accrued payroll and other liabilities.

Cash provided by operating activities was $7.7 million in 2017, due in part to non-cash items such as stock-based compensation of $18.2 million and depreciation and amortization of $7.6 million for property and equipment and acquired intangible assets, partially offset by the 2017 net loss of $10.8 million. With respect to changes in assets and liabilities, cash was provided through a decrease of $1.4 million in inventory and a $5.4 million increase in deferred revenue. These factors were partially offset by certain cash outflows, including an increase in accounts receivable of $11.0 million, which is attributable to current period's billings exceeding collection on prior periods' invoices, an increase in prepaid expenses and other assets of $0.9 million, a decrease of $0.6 million in accounts payable and a decrease of $1.1 million in accrued payroll and other liabilities.
Cash provided by operating activities was $11.3 million in 2016, due in part to non-cash items such as stock-based compensation of $12.0 million, $2.6 million in non-cash compensation expense and depreciation and amortization of $3.8 million for property and equipment and acquired intangible assets, partially offset by the 2016 net loss of $11.4 million. With respect to changes in assets and liabilities, cash was provided through a decrease of $0.1 million in other receivables, a $0.2 million increase in accounts payable, a $2.4 million increase in accrued liabilities and an $6.9 million increase in deferred revenue. These factors were partially offset by certain cash outflows, including an increase in accounts receivable of $0.3 million, which is attributable to current period's billings exceeding collection on prior periods' invoices, an increase in inventory of $2.0 million, an increase in deferred commissions of $1.5 million and a $0.8 million increase in prepaid expenses and other assets.

Investing activities
Cash used in investing activities was $139.5 million in 2018, which was primarily attributable to $72.2 million in short-term investment maturities, offset by $206.8 million in purchases of short-term investments. An additional $4.9 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash provided by investing activities was $16.4 million in 2017, which was primarily attributable to $53.8 million in short-term investment maturities offset by $67.4 million in purchases of short-term investments. An additional $2.8 million of cash was used for the purchase of property and equipment and leasehold improvements.
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
Financing activities
Cash provided by financing activities was $130.8 million in 2018, primarily attributable to $7.3 million of proceeds from stock option exercises, $3.3 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.3 million of cash from lease-related performance obligations. These items were partially offset by a $10.1 million decrease for employee taxes paid on net share settlement on the vesting of restricted stock awards.
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
Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2018:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal amount payable on convertible senior notes (1)	$143,750	$—	$—	$—	$143,750
Operating leases(2)	6,783	2,224	3,912	647
Non-cancelable purchase commitments(3)	11,058	11,058	—	—	—
Total	$161,591	$13,282	$3,912	$647	$143,750

(1)	For additional information regarding our convertible senior notes, refer to Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Consists of contractual obligations from non-cancelable office space under operating leases.

(3)	Consists of minimum purchase commitments with our independent contract manufacturers and other vendors.

As of December 31, 2018, we had $0.5 million of net deferred tax liabilities and $0.3 million from uncertain tax positions, both recorded within other long-term liabilities. The timing and amounts of any payments that could result from the net deferred tax liabilities and unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing and amounts of any eventual payment cannot be estimated for inclusion in the table above. We do not expect a significant tax payment related to these obligations to occur within the next 12 months. Such tax contingencies are separately disclosed and discussed in Note 12 of the notes to our consolidated financial statements.

Off-balance sheet arrangements
During 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Revenue Recognition
Some of our contracts with customers contain multiple performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (SSP) basis. For deliverables that we routinely sell separately, such as support and maintenance on our core offerings, we determine SSP by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold and geographic locations.
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
The new standard related to revenue recognition, ASC 606, had a material impact on our consolidated financial statements. Refer to Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Standard product warranties
We provide for the estimated costs of product warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific product warranty includes parts and labor over a period generally ranging from one to three years. We provide no warranty for software. We regularly assess our estimates to evaluate the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. The total warranty expense under our standard warranty in 2018 was $0.1 million, compared to $0.1 million in 2017 and $0.2 million in 2016. The key drivers to the warranty reserve calculation are the installed base of products under standard warranty, the estimated return rate of the installed base of products under standard warranty, and the availability of refurbished units to fulfill expected warranty claims.
Stock-based compensation
Restricted Stock Units
We record all stock-based awards, which consist restricted stock units, at fair value as of the grant date and recognize the expense over the requisite service period (generally over the vesting period of the award). The restricted stock units generally vest one third on the first anniversary of the grant, one third on the second anniversary of the grant and one third upon the third anniversary of the grant. The grant date fair value of the RSUs is the closing market price on the date of grant; this amount is charged to expense ratably over the requisite service period.
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
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Our annual assessment date is October 1st and the results of our assessment performed as of October 1st indicated no impairment had been incurred. No impairment was recorded in 2018, 2017 or 2016. As of December 31, 2018, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our business climate and the buying habits of our customers along with changes in the costs to provide our products and services.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives.
Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. We evaluate our intangible assets for impairment at the asset group level, which means the intangibles grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Management has concluded that our asset groups align with our reporting units. The intangible assets are allocated to the Product and Services asset groups, given that the Product and Services asset groups are the lowest level for which discrete cash flow information are identifiable, independent from other assets. We assess the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2018, 2017 or 2016.
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
We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the amount of net operating losses available for income tax purposes through December 31, 2018, we had a full valuation allowance against our deferred tax assets. We continue to evaluate the realizability of our U.S. and Canadian deferred tax assets. If our financial results improve, we will reassess the need for a full valuation allowance each quarter and, if we determine that it is more likely than not the deferred tax assets will be realized, we will adjust the valuation allowance.
At December 31, 2018, we had a valuation allowance against net deferred tax assets of $40.1 million. We review on a quarterly basis our conclusions about the appropriate amount of our deferred tax asset valuation allowance. There is inherent uncertainty in evaluating the sustainability of the income tax positions we take on our tax returns. We assess our income tax positions and record tax benefits for all years subject to examination based upon our management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in our financial statements.
We include interest and penalties with income taxes on the accompanying statement of operations. Our tax years after 2011 are subject to tax authority examinations. Additionally, our net operating losses and research credits are subject to tax authority adjustment.

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
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. To achieve this objective, historically we have invested in money market funds. With the proceeds from our two public offerings in 2012 and our Notes offering in 2018, we have invested in a broader portfolio of high credit quality short-term securities. To minimize the exposure due to an adverse shift in interest rates, we maintain an average portfolio duration of one year or less.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vocera Communications Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customer in the fiscal year ended December 2018 due to adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (ASC 606).
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
February 27, 2019

We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vocera Communications, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vocera Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 27, 2019

Vocera Communications, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)

	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$34,276	$28,726
Short-term investments	186,894	52,507
Accounts receivable, net	40,127	35,105
Other receivables	4,148	1,331
Inventories	4,350	2,815
Prepaid expenses and other current assets	4,691	3,957
Total current assets	274,486	124,441
Property and equipment, net	7,468	5,751
Intangible assets, net	9,070	13,567
Goodwill	49,246	49,246
Deferred commissions	10,303	10,301
Other long-term assets	1,525	1,667
Total assets	$352,098	$204,973
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,217	$2,678
Accrued payroll and other current liabilities	12,885	14,689
Deferred revenue, current	44,053	40,734
Total current liabilities	61,155	58,101
Deferred revenue, long-term	14,579	14,417
Convertible senior notes, net	110,540	—
Other long-term liabilities	2,957	4,455
Total liabilities	189,231	76,973
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of December 31, 2018 and December 31, 2017; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 30,708,138 and 29,412,116 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	9	9
Additional paid-in capital	295,647	250,854
Accumulated other comprehensive loss	(443)	(191)
Accumulated deficit	(132,346)	(122,672)
Total stockholders’ equity	162,867	128,000
Total liabilities and stockholders’ equity	$352,098	$204,973

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Revenue
Product	$97,447	$91,585	$74,235
Service	82,183	74,404	57,791
Total revenue	179,630	165,989	132,026
Cost of revenue
Product	27,425	27,244	22,788
Service	40,318	37,683	26,287
Total cost of revenue	67,743	64,927	49,075
Gross profit	111,887	101,062	82,951
Operating expenses
Research and development	30,879	27,685	18,266
Sales and marketing	62,214	60,107	51,274
General and administrative	25,099	23,970	24,499
Total operating expenses	118,192	111,762	94,039
Loss from operations	(6,305)	(10,700)	(11,088)
Interest income	3,044	604	684
Interest expense	(5,241)	—	—
Other expense, net	(1,523)	(42)	(467)
Loss before income taxes	(10,025)	(10,138)	(10,871)
Benefit from (provision for) income taxes	351	(759)	(529)
Net loss	(9,674)	(10,897)	(11,400)

Net loss per share:
Basic and diluted	$(0.32)	$(0.38)	$(0.42)
Weighted average shares used to compute net loss per share:
Basic	30,041	28,655	26,859
Diluted	30,041	28,655	26,859

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Years ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Net loss	$(9,674)	$(10,897)	$(11,400)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	(252)	(122)	93
Comprehensive loss	$(9,926)	$(11,019)	$(11,307)

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, except share amounts)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit *As Adjusted	Total stockholders’ equity *As Adjusted
	Shares	Amount
Balance at January 1, 2016	26,322,322	$8	$214,421	$(162)	$(99,998)	$114,269
Exercise of stock options	643,005	—	2,502	—	—	2,502
RSUs released net of shares withheld for tax settlement	414,404	—	(2,675)	—	—	(2,675)
Common stock issued under employee stock purchase plan	188,372	—	1,690	—	—	1,690
Capital contributed by selling shareholders of acquired business	—	—	2,632	—	—	2,632
Employee stock-based compensation expense	—	—	12,035	—	—	12,035
Net loss	—	—	—	—	(11,400)	(11,400)
Other comprehensive income	—	—	—	93	—	93
Balance at December 31, 2016	27,568,103	8	230,605	(69)	(111,398)	119,146
Exercise of stock options	1,085,041	1	7,916	—	—	7,917
RSUs released net of shares withheld for tax settlement	599,440	—	(8,990)	—	—	(8,990)
Common stock issued under employee stock purchase plan	159,532	—	2,750	—	—	2,750
Effect of change in accounting principle related to stock-based compensation	—	—	377	—	(377)	—
Employee stock-based compensation expense	—	—	18,196	—	—	18,196
Net loss	—	—	—	—	(10,897)	(10,897)
Other comprehensive loss	—	—	—	(122)	—	(122)
Balance at December 31, 2017	29,412,116	9	250,854	(191)	(122,672)	128,000
Exercise of stock options	531,788	—	7,334	—	—	7,334
RSUs released net of shares withheld for tax settlement	606,808	—	(10,082)	—	—	(10,082)
Common stock issued under employee stock purchase plan	157,426	—	3,270	—	—	3,270
Equity component of convertible senior notes, net	—	—	23,307	—		23,307
Employee stock-based compensation expense	—	—	20,964	—	—	20,964
Net loss	—	—	—	—	(9,674)	(9,674)
Other comprehensive loss	—	—	—	(252)	—	(252)
Balance at December 31, 2018	30,708,138	$9	$295,647	$(443)	$(132,346)	$162,867

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these consolidated financial statements

Vocera Communications, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Cash flows from operating activities
Net loss	$(9,674)	$(10,897)	$(11,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,662	7,643	3,770
Inventory provision	362	380	168
Change in lease-related performance obligations	(998)	(864)	(811)
Stock-based compensation expense	20,964	18,196	12,035
Amortization of debt discount and issuance costs	3,899	—	—
Non-cash compensation	—	—	2,632
Other	22	26	42
Changes in assets and liabilities
Accounts receivable	(5,017)	(10,963)	(322)
Other receivables	(2,810)	(120)	120
Inventories	(1,898)	1,361	(1,985)
Prepaid expenses and other assets	(592)	(866)	(833)
Deferred commissions	(2)	121	(1,538)
Accounts payable	1,527	(611)	170
Accrued payroll and other liabilities	(2,629)	(1,104)	2,355
Deferred revenue	3,482	5,434	6,863
Net cash provided by operating activities	14,298	7,736	11,266
Cash flows from investing activities
Payment for purchase of property and equipment	(4,892)	(2,834)	(4,707)
Business acquisitions, net of cash acquired	—	—	(52,500)
Purchase of short-term investments	(206,824)	(67,426)	(86,551)
Maturities of short-term investments	72,183	53,831	111,809
Sales of short-term investments	—	—	32,061
Net cash provided by (used in) investing activities	(139,533)	(16,429)	112
Cash flows from financing activities
Cash from lease-related performance obligations	340	693	1,596
Proceeds from issuance of the convertible senior notes, net of issuance costs	138,854	—	—
Payments for purchase of capped costs	(8,907)	—	—
Proceeds from issuance of common stock from the employee stock purchase plan	3,269	2,750	1,690
Proceeds from exercise of stock options	7,327	7,917	2,502
Tax withholdings paid on behalf of employees for net share settlement	(10,098)	(8,974)	(2,705)
Net cash provided by financing activities	130,785	2,386	3,083
Net increase (decrease) in cash and cash equivalents	5,550	(6,307)	14,461
Cash and cash equivalents at beginning of period	28,726	35,033	20,572
Cash and cash equivalents at end of period	$34,276	$28,726	$35,033
Supplemental cash flow information
Cash paid for interest	$1,066	$—	$—
Cash paid for income taxes	$216	$342	$245
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	$114	$102	$44

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Background
Vocera Communications, Inc. and its subsidiaries (collectively, the Company) is a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, energy, and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company's business is generated from sales of its solutions in the healthcare market to help its customers improve quality of care, patient and staff experience and increase operational efficiency.
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
Since its inception, the Company has incurred significant losses and, as of December 31, 2018, had an accumulated deficit of $132.3 million. The Company has funded its operations primarily with customer payments for its products and services, proceeds from the issuance of common stock in connection with its initial public offering (IPO) and follow-on offering and proceeds from the issuance of convertible senior notes. As of December 31, 2018, the Company had cash, cash equivalents and short-term investments of $221.2 million.
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
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606), as discussed in detail in Note 2. All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with ASC 606, as indicated by the "as adjusted" note. Certain prior period amounts have been adjusted as a result of our adoption of ASC 606. Refer to "Recently Adopted Accounting Pronouncements" below for more information.
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
The following table presents the changes in the allowance for doubtful accounts:

	Years ended December 31,
(in thousands)	2018	2017	2016
Allowance—beginning of period	$—	$—	$(451)
Provisions for bad debts	—	—	—
Recoveries from bad debts	—	—	—
Write-offs and other	—	—	451
Allowance—end of period	$—	$—	$—
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
The primary hardware components of the Company’s products is currently manufactured by third-party contractors in Mexico and Taiwan. A significant disruption in the operations of these contractors may impact the production of the Company’s products for a substantial period of time, which could harm the Company’s business, financial condition and results of operations.
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. At December 31, 2018 and 2017, no customer accounted for 10% or more of accounts receivable. At December 31, 2018 and 2017, one reseller represented 26.4% and 26.3%, respectively of accounts receivable. For the years ended December 31, 2018, 2017 and 2016, no customer represented 10% or more of revenue.
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
Internal-use software development costs

For internal-use software, the Company capitalizes certain internal and external costs incurred in its acquisition and creation. Capitalized internal-use software is included in property and equipment when development is complete and is amortized on a straight-line basis over the estimated useful life of the related asset, generally three years, except that five years is assumed for major ERP implementations. Based on the authoritative guidance, costs incurred either before or after the period satisfying the capitalization criteria, together with costs incurred for training and maintenance, are expensed as incurred. For the years ended December 31, 2018, 2017 and 2016, the Company capitalized costs of $0.7 million, $0.3 million and zero, respectively.
Goodwill and intangible assets
The Company allocates the purchase price of any acquisitions to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill.
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has identified two operating segments (Product and Service) which management also considers to be reporting units. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If such qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a two-step impairment test. The Company performed its goodwill impairment assessment on October 1, 2018 using a qualitative assessment and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value. As of December 31, 2018, no changes in circumstances indicate that goodwill carrying values may not be recoverable.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. The Company evaluates intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in the years ended December 31, 2018, 2017 or 2016.
Revenue recognition
Effective January 1, 2018, we adopted ASC 606 using the full retrospective method. Refer to Note 2 for a detailed discussion of accounting policies related to revenue recognition, including deferred revenue and commissions.
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

For the year ended December 31, 2018, the Company transferred $0.4 million of lease receivables, recording an immaterial net loss and $0.3 million of new financing liabilities for future performance of executory service obligations. For the year ended December 31, 2017, the Company transferred $0.9 million of lease receivables, recording an immaterial net loss and $0.7 million of new financing liabilities for future performance of executory service obligations.

For lease receivables retained as of December 31, 2018 and 2017, the Company recorded $0.7 million and $1.3 million, respectively, of net investment in sales-type leases, equivalent to the minimum lease payments for the delivered product.
Shipping and handling costs

Shipping and handling costs charged to customers are included in revenue and the associated expense is recorded in cost of revenue in the consolidated statements of operations for all periods presented.
Research and development expenditures
Research and development costs are charged to operations as incurred. Software development costs incurred for external products prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs up to general availability of the software will be capitalized and amortized on a straight-line basis over the estimated product life, or based on the ratio of current revenues to total projected product revenue, whichever is greater. To date, the time between the establishment of technological feasibility and general availability has been very short and therefore no significant costs have been incurred. Accordingly, the Company has not capitalized any software development costs related to research and development expenditures.
Advertising costs
Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising costs for the years ended December 31, 2018, 2017 and 2016 were immaterial.
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
Stock-based compensation
Stock-based compensation is measured at grant date based on the fair value of the award using the grant date closing stock price and is expensed on a straight-line basis over the requisite service period.
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
The Company has deferred tax assets, resulting from net operating losses, research and development credits and temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2018 and 2017, respectively. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets for these years.
At December 31, 2018, the Company had a valuation allowance against net deferred tax assets of $40.1 million.
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

The Company includes interest and penalties with income taxes in the accompanying statement of operations. All of the Company’s net operating losses and research credit carryforwards are subject to adjustment by tax authorities and all years after 2011 are still subject to tax authority examinations. The Company is currently not subject to any income tax audit examinations by tax authorities in any jurisdictions including U.S. federal, state and local or foreign countries.
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
Comprehensive loss
For the years ended December 31, 2018, 2017 and 2016, the only component of other comprehensive loss was unrealized (losses) gains on available-for-sale securities.
Related party transactions

During the years ended December 31, 2018, 2017 and 2016, the Company had revenue transactions with a related party, the University of Chicago Medical Center (UCMC), for $0.4 million, $0.4 million and $0.4 million, respectively, relating to consulting services and technology solutions. One of the Company's board members is the President of UCMC.
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
The Company adopted the new guidance on January 1, 2018 using the full retrospective method, which requires the Company to present its historical financial information for fiscal years 2017 and 2016 as if the new revenue guidance had been applied to all prior periods.  Refer to Note 2 for the details of the impact to previously reported results.
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
In January 2017, the FASB issued new guidance which clarifies the definition of a business to assist companies with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The new guidance requires a company to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the guidance for revenue from contracts with customers. The new guidance was effective for the Company in the first quarter of 2018. The guidance was applied prospectively to any transactions occurring within the period of adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB amended the scope of modification accounting for share-based payment arrangements. The guidance clarifies the type of changes to terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, under this guidance, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for the Company in the first quarter of 2018. The guidance was applied prospectively to awards modified on or after the adoption date. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recent accounting pronouncements
In February 2016, the FASB amended lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective beginning on January 1, 2019 under a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company estimates the adoption of the standard will result in recognition of right-of-use assets, which includes the impact of existing deferred rents and tenant improvement allowances of $5.1 million and lease liabilities of $6.7 million, respectively as of January 1, 2019. The Company does not believe the standard will materially affect our consolidated net earnings. These are preliminary estimates that are subject to change as we finalize our adoption.
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
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements and expects to adopt this guidance in the first quarter of fiscal 2019.

2.	Revenue, deferred revenue and deferred commissions
Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective method, which requires the Company to present its historical financial information for fiscal years 2017 and 2016 as if the new revenue guidance had been applied to all prior periods.
The most significant impact of the standard relates to the timing of revenue recognition for software licenses sold with professional services where the Company did not have vendor specific objective evidence (VSOE) for professional services under prior guidance.  Under the new standard, the requirement to have VSOE for undelivered elements is eliminated and the Company recognizes revenue for software licenses upon transfer of control to its customers. Additionally, the new standard requires the capitalization and amortization of costs related to obtaining a contract, such as sales commissions, which were previously recorded as an expense to sales and marketing at the time incurred.
606 Adoption Impact to Previously Reported Results
The Company adjusted its consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select consolidated balance sheet line items, which reflects the adoption of ASC 606, are as follows:

Consolidated Balance Sheet	As of December 31, 2017
(in thousands)	As Reported	Impact of Adoption		As Adjusted
Other receivables	$1,170	$161	(1)	$1,331
Deferred commissions	—	10,301	(2)	10,301
Deferred revenue - current	47,276	(6,542)	(1)	40,734
Deferred revenue - long-term	16,438	(2,021)	(1)	14,417
Total deferred revenue	$63,714	$(8,563)		$55,151
Stockholders' equity	$108,975	$19,025		$128,000
(1) Impact of cumulative change in revenue.
(2) Impact of cumulative change in commissions expense.
Select consolidated statement of operations line items, which reflects the adoption of ASC 606, are as follows:

Consolidated Statement of Operations	Year ended December 31, 2017			Year ended December 31, 2016
(in thousands, except per share data)	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Revenue
Product
Device	$60,869	$877	$61,746	$50,061	$553	$50,614
Software	27,996	1,843	29,839	20,606	3,015	23,621
Total product	88,865	2,720	91,585	70,667	3,568	74,235
Service
Maintenance and support	52,542	(200)	52,342	43,438	(30)	43,408
Professional services and training	21,141	921	22,062	13,591	792	14,383
Total service	73,683	721	74,404	57,029	762	57,791
Total revenue	$162,548	$3,441	$165,989	$127,696	$4,330	$132,026
Gross profit	$97,621	$3,441	$101,062	$78,621	$4,330	$82,951
Operating expenses	$111,641	$121	$111,762	$95,576	$(1,537)	$94,039
Loss from operations	$(14,020)	$3,320	$(10,700)	$(16,955)	$5,867	$(11,088)
Net loss	$(14,217)	$3,320	$(10,897)	$(17,267)	$5,867	$(11,400)
Basic net income (loss) per share	$(0.50)	$0.12	$(0.38)	$(0.64)	$0.22	$(0.42)
Diluted net income (loss) per share	$(0.50)	$0.12	$(0.38)	$(0.64)	$0.22	$(0.42)

Revenue by geographic region, based on customer location, adjusted for the adoption of ASC 606, is as follows:

	Year ended December 31, 2017			Year ended December 31, 2016
(in thousands)	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Revenue
United States	$145,548	$3,445	$148,993	$114,160	$4,118	$118,278
International	17,000	(4)	16,996	13,536	212	13,748
Total revenue	$162,548	$3,441	$165,989	$127,696	$4,330	$132,026

The adoption impacted certain line items in the cash flows from operating activities as follows:

Cash flows from operating activities:	Year ended December 31, 2017			Year ended December 31, 2016
(in thousands)	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Net loss	$(14,217)	$3,320	$(10,897)	$(17,267)	$5,867	$(11,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other receivables	41	(161)	(120)	120	—	120
Deferred commissions	—	121	121	—	(1,538)	(1,538)
Deferred revenue	8,714	(3,280)	5,434	11,192	(4,329)	6,863
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

•
Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price, (SSP) basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

•
Recognition of revenue when, or as, the Company satisfies a performance obligation - The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Disaggregation of Revenue
A typical sales arrangement involves multiple arrangements, such as sales of the Company’s proprietary communication device ("Vocera Badge"), perpetual software licenses, professional services, and maintenance and support services which entitle customers to unspecified upgrades, patch releases and telephone-based support. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance:

	Years ended December 31,
(in thousands)	2018	2017	2016
Revenue
Product
Device	$60,130	$61,746	$50,614
Software	37,317	29,839	23,621
Total product	97,447	91,585	74,235
Service
Maintenance and support	62,267	52,342	43,408
Professional services and training	19,916	22,062	14,383
Total service	82,183	74,404	57,791
Total revenue	$179,630	$165,989	$132,026
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
Contract balances - The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivable (contract asset). Accounts receivable are recorded at the invoiced amount. A receivable is recognized in the period the Company delivers goods or provides services or when the right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of

December 31, 2018 and 2017 is presented in the accompanying consolidated balance sheets. As of December 31, 2018 and 2017 contract assets totaled $2.4 million and $0.2 million.

Costs to obtain and fulfill a contract - The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the consolidated statements of operations. The Company determines its estimated period of benefit, up to five years, by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the year ended December 31, 2018 and 2017 are as follows:

(in thousands)	December 31, 2017 *As Adjusted	Additions	Commissions Recognized	December 31, 2018
Deferred commissions	$10,301	$8,327	$(8,325)	$10,303

(in thousands)	December 31, 2016 *As Adjusted	Additions	Commissions Recognized	December 31, 2017 *As Adjusted
Deferred commissions	$10,422	$8,201	$(8,322)	$10,301
Of the $10.3 million total deferred commissions balance as of December 31, 2018, the Company expects to recognize approximately 46.6% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue - The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the years ended December 31, 2018 and 2017 are as follows:

(in thousands)	December 31, 2017 *As Adjusted	Additions	Revenue Recognized	December 31, 2018
Deferred revenue	$55,151	$77,969	$(74,488)	$58,632

(in thousands)	December 31, 2016 *As Adjusted	Additions	Revenue Recognized	December 31, 2017 *As Adjusted
Deferred revenue	$49,717	$69,519	$(64,085)	$55,151
* See details above for the summary of adjustments to deferred commission and deferred revenue as a result of the adoption of ASC 606.
Revenue recognized during the year ended December 31, 2018 from deferred revenue balances as of December 31, 2017 was $42.6 million. Revenue recognized during the year ended December 31, 2017 from deferred revenue balances as of December 31, 2016 was $41.5 million.
The majority of the Company’s “contracted not recognized” performance obligations are not subject to cancellation terms. The Company’s “contracted not recognized” revenue, which represents revenue allocated to performance obligations for revenue contracted, and which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods, was $120.4 million as of December 31, 2018, of which the Company expects to recognize approximately 62% of the revenue over the next 12 months and the remainder thereafter.

3.	Fair value of financial instruments
The carrying values of the Company’s cash and cash equivalents and short-term investments approximate their fair value due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the years ended December 31, 2018, 2017 and 2016, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at December 31, 2018 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the consolidated financial statements for further information.
The table below summarizes the Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2018 and 2017, respectively.

	December 31, 2018			December 31, 2017
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$3,737	$—	$3,737	$3,232	$—	$3,232
Commercial paper	—	16,570	16,570	—	1,201	1,201
U.S. government agency securities	—	3,325	3,325	—	8,648	8,648
U.S. Treasury securities	—	2,730	2,730	—	5,561	5,561
Corporate debt securities	—	166,759	166,759	—	37,530	37,530
Total assets measured at fair value	$3,737	$189,384	$193,121	$3,232	$52,940	$56,172
The financial accounts that are not subject to recurring fair value measurement include trade and other receivables, prepaid expenses and other current assets, total current liabilities and deferred revenues, both current and long-term. Due to their short maturities, the carrying amounts of these accounts approximate their fair values.

4.	Cash, Cash Equivalents and Short-Term Investments
The following tables display gross unrealized gains and losses for cash, cash equivalents and available-for-sale investments for the periods presented:

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,049	$—	$—	$28,049
Money market funds	3,737	—	—	3,737
Commercial paper	2,491	—	(1)	2,490
Corporate debt securities	—	—	—	—
Total cash and cash equivalents	34,277	—	(1)	34,276
Short-Term Investments:
Commercial paper	14,091	—	(11)	14,080
U.S. government agency securities	3,339	—	(14)	3,325
U.S. Treasury securities	2,740	—	(10)	2,730
Corporate debt securities	167,110	28	(379)	166,759
Total short-term investments	187,280	28	(414)	186,894
Total cash, cash equivalents and short-term investments	$221,557	$28	$(415)	$221,170

	December 31, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$25,061	$—	$—	$25,061
Money market funds	3,232	—	—	3,232
Commercial paper	—	—	—	—
Corporate debt securities	433	—	—	433
Total cash and cash equivalents	28,726	—	—	28,726
Short-Term Investments:
Commercial paper	1,202	—	(1)	1,201
U.S. government agency securities	8,678	—	(30)	8,648
U.S. Treasury securities	5,586	—	(25)	5,561
Corporate debt securities	37,176	1	(80)	37,097
Total short-term investments	52,642	1	(136)	52,507
Total cash, cash equivalents and short-term investments	$81,368	$1	$(136)	$81,233
The Company has determined that the unrealized losses on its short-term investments as of December 31, 2018 and 2017 do not constitute an "other than temporary impairment". The unrealized losses for the short-term investments as of December 31, 2018 and 2017 have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of December 31, 2018
Cash and cash equivalents (1)	$34,276	$—	$34,276
Short-term investments	109,451	77,443	186,894
Cash, cash equivalents and short-term investments	$143,727	$77,443	$221,170

Balances as of December 31, 2017
Cash and cash equivalents (1)	$28,726	$—	$28,726
Short-term investments	34,750	17,757	52,507
Cash, cash equivalents and short-term investments	$63,476	$17,757	$81,233

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.	Net loss per share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Years ended December 31,
(in thousands, except for share and per share amounts)	2018	2017	2016
		* As Adjusted	* As Adjusted
Numerator:
Net loss	$(9,674)	$(10,897)	$(11,400)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	30,041	28,655	26,859
Net loss per share
Basic and diluted	$(0.32)	$(0.38)	$(0.42)
For the years ended December 31, 2018, 2017 and 2016, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	December 31,
(in thousands)	2018	2017	2016
Options to purchase common stock	1,085	1,365	2,454
Restricted stock units	1,925	2,046	2,129

6.	Goodwill and intangible assets
Goodwill
The Company had $49.2 million and $49.2 million of goodwill as of December 31, 2018 and 2017, respectively. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has two reporting units: Product and Service. As of December 31, 2018, $41.2 million of the Company's goodwill resides in the Product reporting unit and $8.0 million resides in the Service reporting unit. The Company performed an impairment assessment in 2018 which determined that no impairment existed. For the years ended December 31, 2018 and 2017, the Company used the qualitative assessment permitted under authoritative accounting guidance. Among the qualitative factors considered were changes since the prior impairment test in the following: industry and competitive environment, business strategy, product mix, buyer and supplier bargaining power, potential market size, consistency in operating margins and cash flows, change in reporting unit or product life cycle stage and earnings quality and sustainability. No impairment was recorded in the years ended December 31, 2018, 2017 or 2016.

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

		December 31, 2018			December 31, 2017
(in thousands)	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Customer relationships	7 to 9	$10,920	$4,645	$6,275	$10,920	$3,469	$7,451
Developed technology	3 to 7	10,050	7,731	2,319	10,050	5,302	4,748
Trademarks	3 to 7	1,110	831	279	1,110	497	613
Backlog	3	1,400	1,203	197	1,400	650	750
Non-compete agreements	2 to 4	460	460	—	460	455	5
Intangible assets, net book value		$23,940	$14,870	$9,070	$23,940	$10,373	$13,567
Amortization of intangible assets was $4.5 million, $4.6 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenues for developed technology and backlog and in operating expenses for the other intangibles. The estimated future amortization of acquired intangible assets as of December 31, 2018 was as follows:

(in thousands)	Future amortization
2019	$3,717
2020	1,251
2021	1,127
2022	1,050
2023	1,050
2024	875
Future amortization expense	$9,070

7.	Consolidated balance sheet components
Inventories

	December 31,
(in thousands)	2018	2017
Raw materials	$197	$4
Finished goods	4,153	2,811
Total inventories	$4,350	$2,815

Property and equipment, net

	December 31,
(in thousands)	2018	2017
Computer equipment and software	$10,433	$8,832
Furniture, fixtures and equipment	2,246	1,764
Leasehold improvements	5,183	4,794
Manufacturing tools and equipment	2,371	2,624
Construction in process	520	157
Property and equipment, at cost	20,753	18,171
Less: Accumulated depreciation	(13,285)	(12,420)
Property and equipment, net	$7,468	$5,751
Depreciation and amortization expense for property and equipment for the years ended December 31, 2018, 2017 and 2016 was $3.2 million, $3.0 million and $2.4 million, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the net investment in sales-type leases are as follows:

	December 31,
(in thousands)	2018	2017
Net minimum lease payments to be received	$2,111	$2,758
Less: Unearned interest income and executory revenue portion	(1,387)	(1,469)
Net investment in sales-type leases	724	1,289
Less: Current portion	(427)	(916)
Non-current net investment in sales-type leases	$297	$373
There were no allowances for doubtful accounts on these leases as of December 31, 2018 and 2017. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets", respectively.
The minimum lease payments expected for future years under sales-type leases as of December 31, 2018 were as follows:

(in thousands)	Future lease payments
2019	$1,145
2020	736
2021	205
2022	25
Total	$2,111

Accrued payroll and other current liabilities

	December 31,
(in thousands)	2018	2017
Payroll and related expenses	$7,241	$9,569
Accrued payables	2,115	1,801
Deferred rent, current portion	376	271
Lease financing, current portion	956	832
Product warranty	376	353
Customer prepayments	629	1,084
Sales and use tax payable	379	505
Other	813	274
Total accrued payroll and other current liabilities	$12,885	$14,689

A reconciliation of the changes in the Company’s warranty reserve for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years ended December 31,
(in thousands)	2018	2017	2016
Warranty balance at the beginning of the period	$353	$596	$806
Warranty expense accrued for shipments during the period	468	503	757
Changes in estimate related to pre-existing warranties	(223)	(450)	(537)
Warranty settlements made	(222)	(296)	(430)
Total product warranty	$376	$353	$596

8.	Convertible Senior Notes
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
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is the Company’s current intent and policy to settle conversions through combination settlement which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. During the year ended December 31, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the year ended December 31, 2018 and are classified as long-term debt.
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
The Notes consist of the following:

(in thousands)	December 31, 2018
Liability:
Principal	$143,750
Unamortized debt discount	(29,846)
Unamortized issuance costs	$(3,364)
Net carrying amount	$110,540

Stockholders’ equity:
Debt discount for conversion option	$33,350
Issuance costs	$(1,136)
Net carrying amount	$32,214

The total estimated fair value of the Notes as of December 31, 2018 was approximately $210.6 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $39.35 on December 31, 2018, the if-converted value of the Notes of $175.4 million was greater than their principal amount.

Interest expense related to the Notes is as follows:

Year ended December 31,
(in thousands)	2018
Contractual interest expense	$1,342
Amortization of debt discount	3,504
Amortization of issuance costs	395
Total interest expense	$5,241

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
The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows:

(in thousands)	December 31, 2018
Conversion option	$33,350
Purchase of capped calls	(8,907)
Issuance costs	(1,136)
Total	$23,307

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
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturers whereby the Company is required to purchase any inventory held by the third-party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2018 and 2017, approximately $11.1 million and $4.4 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.
Leases
The Company leases office space for its headquarters and subsidiaries under non-cancelable operating leases, which will expire between January 2019 and February 2023. Total rent expense for the years ended December 31, 2018, 2017 and 2016 was $2.7 million, $2.6 million and $2.4 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Future minimum lease payments at December 31, 2018 under non-cancelable operating leases are as follows:

(in thousands)	Operating leases
2019	$2,224
2020	2,077
2021	1,835
2022	612
2023	35
Total minimum lease payments	$6,783
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
At December 31, 2018, the Company has 2,377,888 shares of common stock reserved for issuance under stock option plans.
Incentive stock option plans
The Company has four equity incentive plans: the 2000 Stock Option Plan (the 2000 Plan), the 2006 Stock Option Plan (the 2006 Plan), the 2012 Stock Option Plan (the 2012 Plan) and the 2016 Equity Inducement Plan (the 2016 Plan). On March 26, 2012, all shares that were reserved under the 2006 Plan but not subject to outstanding awards became available for grant under the 2012 Plan. No additional shares will be issued under the 2006 Plan. The 2000 Plan terminated in March 2010 and no additional shares will be issued under this plan. All options currently outstanding under the 2000 Plan and the 2006 Plan continue to be governed by the terms and conditions of those plans. The 2016 Plan was adopted by the Company's Board of Directors without shareholder approval pursuant to the inducement exemption provided under the NYSE listing rules for the issuance of restricted stock units (RSUs) to employee's who joined the Company after the acquisition of Extension Healthcare. No additional shares will be issued under the 2016 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (ISOs), stock appreciation rights, restricted stock awards, RSUs, performance awards and stock bonuses. The ISOs will be granted at a price per share not less than the fair value at date of grant.

Stock Option Activity
The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan and the 2012 Plan and non-plan stock option agreements:

	Options outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2017	1,332,063	$13.48	5.36	$22,298
Options granted	—	—
Options exercised	(531,788)	13.79
Options canceled	(2,774)	4.97
Outstanding at December 31, 2018	797,501	$13.31	4.71	$20,767
Options vested and expected to vest as of December 31, 2018	797,501	$13.31	4.71	$20,767
Options vested and exercisable as of December 31, 2018	788,546	$13.35	4.69	$20,502
At December 31, 2018, there was $0.1 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 0.24 year.
No options were granted during the years ended December 31, 2018 and 2017. Further information regarding the value of employee options vested and exercised during the years ended December 31, 2018, 2017 and 2016 is set forth below.

	Years ended December 31,
(in thousands)	2018	2017	2016
Intrinsic value of options exercised during period	$10,243	$18,603	$7,816
Employee Stock Purchase Plan
The Company's 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods.
At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. During the years ended December 31, 2018 and 2017, employees purchased 157,426 and 159,532 shares, respectively, of common stock at an average purchase price of $20.77 and $17.23, respectively. As of December 31, 2018, 721,303 shares remained available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Years ended December 31,
	2018	2017	2016
Expected term (in years)	0.5	0.5	0.5
Volatility	33.0% - 37.8%	29.0% - 32.0%	32.0% - 41.5%
Risk-free interest rate	2.09% - 2.51%	0.61% - 1.39%	0.33% - 0.61%
Dividend yield	0.0%	0.0%	0.0%
Restricted Stock Units
The Company issues RSUs as an element of its compensation plans.

A summary of the restricted stock activity for the year ended December 31, 2018 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	2,045,589	$18.84
Granted	868,956	26.29
Vested	(979,074)	17.19
Forfeited	(128,291)	21.45
Outstanding at December 31, 2018	1,807,180	$23.13
At December 31, 2018, there was $29.0 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.55 years.
Allocation of Stock-Based Compensation Expense
Stock-based compensation expense is recognized based on a straight-line amortization method over the respective vesting period of the award. For the years ended December 31, 2017 and 2018 the straight-line amortization is reduced by actual forfeitures. For the year ended December 31, 2016 the straight-line amortization has been reduced for estimated forfeitures. The Company estimated the expected forfeiture rate based on its historical experience, considering voluntary termination behaviors, trends of actual award forfeitures, and other events that will impact the forfeiture rate. To the extent the Company’s actual forfeiture rate is different from the estimate, the stock-based compensation expense is adjusted accordingly.
The following table presents the allocation of stock-based compensation expense:

	Years ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$3,614	$2,871	$1,268
Research and development	2,976	2,122	1,072
Sales and marketing	6,560	6,563	4,486
General and administrative	7,814	6,640	4,179
Total stock-based compensation	$20,964	$18,196	$11,005

11.	Segments
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

The following table presents a summary of the operating segments:

	Years ended December 31,
(in thousands)	2018	2017	2016
		* As Adjusted	* As Adjusted
Revenue
Product	$97,447	$91,585	$74,235
Service	82,183	74,404	57,791
Total revenue	179,630	165,989	132,026

Cost of revenue
Product	27,425	27,244	22,788
Service	40,318	37,683	26,287
Total cost of revenue	67,743	64,927	49,075

Gross profit
Product	70,022	64,341	51,447
Service	41,865	36,721	31,504
Total gross profit	111,887	101,062	82,951

Operating expenses	118,192	111,762	94,039
(Loss) income from operations	(6,305)	(10,700)	(11,088)
Interest income (expense), net and other	(3,720)	562	217
Loss before income taxes	$(10,025)	$(10,138)	$(10,871)
The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region.

	Years ended December 31,
		* As Adjusted	* As Adjusted
(in thousands)	2018	2017	2016
Revenue
Product
Device	$60,130	$61,746	$50,614
Software	37,317	29,839	23,621
Total product	97,447	91,585	74,235
Service
Maintenance and support	62,267	52,342	43,408
Professional services and training	19,916	22,062	14,383
Total service	82,183	74,404	57,791
Total revenue	$179,630	$165,989	$132,026
The Company’s revenue by geographic region, based on customer location, is summarized as follows:

	Years ended December 31,
		* As Adjusted	* As Adjusted
(in thousands)	2018	2017	2016
Revenue
United States	$161,338	$148,993	$118,278
International	18,292	16,996	13,748
Total revenue	$179,630	$165,989	$132,026

The Company’s tangible long-lived assets by geographic region, consisting of net property and equipment, are summarized as follows:

	December 31,
(in thousands)	2018	2017	2016
Property and equipment, net
United States	$6,265	$4,621	$5,448
International	1,203	1,130	446
Total property and equipment, net	$7,468	$5,751	$5,894

12.	Income taxes
The components of loss before income taxes are as follows:

	Years ended December 31,
(in thousands)	2018	2017	2016
United States	$(10,852)	$(10,930)	$(11,498)
International	827	792	627
Total loss before income taxes	$(10,025)	$(10,138)	$(10,871)
The components of the provision for income taxes are as follows:

	Years ended December 31,
(in thousands)	2018	2017	2016
Current
Federal	$—	$(10)	$—
State	53	54	36
Foreign	368	324	194
	421	368	230
Deferred
Federal	(822)	311	334
State	99	119	26
Foreign	(49)	(39)	(61)
	(772)	391	299
Total income tax provision (benefit)	$(351)	$759	$529
The Company had an effective tax rate of (3.5)%, 7.5% and 4.9% for the years ended December 31, 2018, 2017 and 2016, respectively.

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows:

	Years ended December 31,
(in thousands)	2018	2017	2016
U.S. federal (tax benefit) provision at statutory rate	$(2,105)	$(4,576)	$(5,691)
State (tax benefit) income taxes, net of federal benefit	(373)	(437)	(574)
Foreign income taxes at rates other than the US rate	92	(21)	(94)
Stock-based compensation	(3,503)	(8,373)	581
Change in valuation allowance	4,710	(6,023)	6,657
Non-deductible executive compensation	2,418	1,624	—
Rate differential impact on Tax Cuts and Jobs Act	—	18,975	—
Research and development credits	(994)	(602)	(449)
Indefinite net operating losses carryforward	(1,470)	—	—
Other	874	192	99
Total	$(351)	$759	$529
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
(in thousands)	2018	2017
Deferred tax assets
Net operating loss carryforward	$29,798	$27,289
Research and development credits	6,840	5,826
Depreciation and amortization	3,007	2,082
Reserves and accruals	9,661	10,242
Total deferred tax assets	49,306	45,439
Valuation allowance	(40,070)	(45,255)
Net deferred tax assets	9,236	184
Deferred tax liabilities - convertible senior notes	(7,503)	—
Deferred tax liabilities - other	(2,208)	(1,437)
Net deferred tax liabilities	$(475)	$(1,253)
The Company's deferred tax liabilities are primarily related to tax deductible goodwill. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2018; accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act (P.L. 115-97) was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company has revalued its net deferred tax liability at December 31, 2017. This resulted in a reduction in the value of the Company's net deferred tax asset of approximately $19.0 million, which is offset by the change in valuation allowance of $19.7 million. This resulted in a deferred tax benefit of $0.7 million recorded in the statement of operations in the three months ended December 31, 2017.
The Act includes certain anti-deferral and anti-abuse erosion provisions, including a new minimum tax on global intangible low-taxed income ('GILTI'). The Act subjects the Company to current tax on GILTI of its controlled foreign corporations. At December 31, 2018, the Company recognized $1.1 million GILTI inclusion reducing the deferred tax assets, which will be fully offset by the change in valuation allowance. There is no tax expense impact related to GILTI inclusion
The Company’s valuation allowance increased by $5.2 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively. The change in the 2018 valuation allowance was primarily due to the addition of current year loss carryforwards and federal rate reduction. The change in the 2017 valuation allowance was primarily due to the addition of current year loss carryforwards.
At December 31, 2018, the Company had $124 million and $63 million, respectively, of federal and state net operating loss carryforwards. The federal net operating loss carryforward generated in the years ended December 31, 2002 through 2017 begin expiring in 2022.
Net operating losses originating before January 1, 2018 are eligible to offset taxable income, if not otherwise limited under IRS Section 382. Net operating losses generated after December 31, 2017 have an infinite carryforward period and subject to 80% deduction limitation based upon pre-net operating deduction taxable income.
The state net operating loss carryforward begins expiring in 2030, if not utilized.
In addition, the Company has federal research and development tax credits carryforwards of approximately $3.9 million and state research and development tax credit carryforwards of approximately $5.3 million. The federal credit carryforwards begin expiring 2026 and the state credits carry forward indefinitely. The Internal Revenue Code (IRC) contains provisions which limit the amount of net operating loss (NOL) and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred. As of December 31, 2018, $11.5 million of the Company's NOL carryovers and $0.5 million of credit carryovers are subject to an annual $0.6 million limitation, of which $5.3 million NOLs would be available to offset future taxable income in the twenty-year carryforward period.
The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets since January 1, 2017:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Balance at the beginning of the period	$45,255	$42,339	$30,072
Net operating loss carryforwards generated (utilization)	2,509	3,050	5,049
R&D tax credit increase	1,014	1,121	1,345
Depreciation and amortization increase	925	237	1,195
Reserves and accruals increase (decrease)	(581)	(1,479)	4,821
Deferred tax assets decrease (increase)	(9,052)	(13)	(143)
Balance at the end of the period	$40,070	$45,255	$42,339
The following table reflects changes in the unrecognized tax benefits since January 1, 2017:

	Years ended December 31,
(in thousands)	2018	2017
Gross amount of unrecognized tax benefits as of the beginning of the period	$1,673	$1,458
Decreases related to prior year tax provisions	7	—
Increases related to current year tax provisions	251	215
Gross amount of unrecognized tax benefits as of the end of the period	$1,931	$1,673
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
The Company files income tax returns in the United States on a federal basis and in various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses and research credit carryforwards prior to 2018 are subject to tax authority adjustment and all years after 2011 are still subject to the tax authority examinations.
The 2017 tax reform legislation provides for a one-time “deemed repatriation” of accumulated foreign earnings for the year ended December 31, 2017. The Company does not expect to pay U.S. federal cash taxes on the deemed repatriation due to its historical net operating loss for tax purposes. The Company does not expect that the future foreign earnings will be subject to U.S. federal income tax since the Company intends to continue reinvesting such earnings outside the U.S. indefinitely. On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act.

SAB 118’s measurement period closed on December 22, 2018, one year from the Tax Act enactment. The Company completed its accounting for the impact of the Tax Act and there were no subsequent revisions from the provisional amounts recorded in the prior year financial statements.

13.	Business acquisitions

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
In connection with the acquisition the Company recorded a charge of $2.6 million related to the planned redistribution of proceeds by the selling shareholders to employees of Extension Healthcare who will be retained by the Company post-acquisition. (Employee Payments). These payments are not dependent on continued employment with the Company and will be reduced by any escrow claims made by the Company prior to redistribution. Under GAAP, including guidance promulgated by the U.S. Securities and Exchange Commission, actions of economic interest holders in a company may be imputed to the company itself. The selling shareholders of Extension Healthcare meet the criteria of economic interest holders of the Company due to their ability to earn additional consideration in connection with the close of escrow. As such, the redistribution of this portion of the purchase price to the acquired employees who did not have a right to such payments based on their existing interest in Extension Healthcare at the time of acquisition are deemed to represent payments for services that benefit the Company and must therefore be recorded as non-cash compensation expense incurred by the Company and a capital contribution received from the selling shareholders. In substance, the Employee Payments are a second and separate transaction from the acquisition of Extension Healthcare, which is recorded as a separate non-cash accounting entry.
Additionally, in connection with the acquisition the Company established a retention bonus plan for Extension Healthcare with potential additional compensation over a two-year period of approximately $2.6 million, based on continued employment. Such amounts are not considered part of the purchase consideration and are being recorded as compensation expense as earned. During the years ended December 31, 2018, 2017 and 2016, $0.5 million, $1.0 million and $0.5 million, respectively, of this retention bonus was paid and $0.3 million, $1.0 million and $0.7 million, respectively, was recorded as compensation expense.
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
The unaudited pro forma financial information for the years ended December 31, 2016 is presented as if the acquisition had occurred on January 1, 2016. The historical financial information is adjusted in the unaudited pro forma financial information to give effect to pro forma events that are (1) directly attributable to the proposed acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined results.
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

Year Ended
(in thousands)	December 31, 2016
Revenues	$134,330
Net loss	$(31,787)
Net loss per share attributable to Vocera
Basic and diluted	$(1.18)

14. Quarterly results of operations (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2018. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

(In thousands, except per share data)	Quarters Ended
2018	March 31,	June 30,	September 30,	December 31,
Total revenue	$40,242	$42,686	$47,822	$48,880
Gross profit	$23,901	$25,651	$31,138	$31,197
Net loss	$(4,770)	$(3,554)	$(249)	$(1,101)
Net loss attributable to common stockholders	$(4,770)	$(3,554)	$(249)	$(1,101)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.24)	$(0.26)	$(0.10)	$(0.04)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	29,476	29,867	29,861	30,592

	Quarters Ended
2017	March 31,	June 30,	September 30,	December 31,
Total revenue	$36,626	$39,658	$45,585	$44,120
Gross profit	$21,062	$22,889	$29,136	$27,975
Net income (loss)	$(6,650)	$(6,012)	$1,391	$374
Net income (loss) attributable to common stockholders	$(6,650)	$(6,012)	$1,391	$374
Net loss per share attributable to common stockholders:
Basic	$(0.24)	$(0.21)	$0.05	$0.01
Diluted	$(0.24)	$(0.21)	$0.05	$0.01
Weighted average shares used to compute net loss per common share:
Basic	27,751	28,422	29,130	29,317
Diluted	27,751	28,422	30,473	30,704

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of December 31, 2018, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018 based on these criteria.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders.
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
3. Exhibits:

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit title	Form	File No.	Date	Number	Filed herewith

3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-183546	August 24, 2012	3.01

3.02	Restated Bylaws of Vocera Communications, Inc., as amended October 26, 2016.	8-K	001-35469	October 31, 2016	3.01

4.01	Amended and Restated Investor Rights Agreement, dated as of October 10, 2006, by and among the Registrant and certain investors of the Registrant.	S-1	333-175932	August 1, 2011	4.02

4.02	Indenture dated May 17, 2018 by and among the Registrant and U.S. Bank National Association.	8-K	011-35469	May 17, 2018	4.01

10.01	Forms of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-175932	August 1, 2011	10.01

10.02+	2006 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)	333-175932	February 24, 2012	10.03

10.03+	2012 Equity Incentive Plan and forms of equity award agreements.	8-K	001-35460	June 6, 2018	10.01

10.04+	2012 Employee Stock Purchase Plan.	S-1(A3)	333-175932	March 13, 2012	10.05

10.06+	Form of Option Agreement dated July 31, 2007, by and between the Registrant and each of Brent Lang and Robert Zollars.	S-1	333-175932	August 1, 2011	10.06

10.07+	2010 Stock Option Agreement to purchase common stock, dated as of November 3, 2010, issued by the Registrant to DS Consulting Associates, LLC and 2011 Stock Option Agreement to purchase common stock, dated as of November 3, 2010 issued by the Registrant to DS Consulting Associates, LLC.	S-1	333-175932	August 1, 2011	10.07

10.08+	2016 Equity Inducement Plan.	10-Q	001-35469	November 7, 2016	10.02

10.09+	Form of Global Agreements under the 2016 Equity Inducement Plan.	10-Q	001-35469	November 7, 2016	10.04

10.10	Lease Agreement, dated as of September 26, 2007, by and between 525 Race Street, LLC and the Registrant, as amended on February 17, 2011.	S-1	333-175932	August 1, 2011	10.11

10.11†	Original Equipment Manufacturer Agreement, dated as of April 25, 2002, by and between Nuance Communications, Inc. and the Registrant, as amended through April 4, 2006.	S-1	333-175932	August 1, 2011	10.13

10.12†	Contract Manufacturing Agreement, dated as of June 7, 2010, by and between SMTC Corporation and the Registrant.	S-1	333-175932	August 1, 2011	10.14

10.13+	Form of Change of Control Severance Agreement by and between the Registrant and each of its executive officers.	S-1(A2)	333-175932	February 24, 2012	10.15

10.14+	Form of non-plan Restricted Stock Purchase Agreement for non-employee directors.	S-1(A2)	333-175932	February 24, 2012	10.17

10.15	Second Amendment to Lease, dated April 20, 2015, by and between the Registrant and 525 Race Street, LLC	10-Q	001-35469	August 6, 2015	10.01

10.17	Membership Interest Purchase Agreement, dated October 27, 2016 by and among the Registrant, each of the members of Extension, LLC and the Sellers Representative named therein.	10-Q	001-35469	November 7, 2016	10.01

10.18	Form of Base Capped Call Confirmation	8-K	001-35469	May 17, 2018	99.1

10.19	Form of Additional Capped Call Confirmation	8-K	001-35469	May 17, 2018	99.2

21.01	List of subsidiaries.					X

23.01	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (included on signature page).					X

31.01*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Schema Linkbase Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+	Indicates management contract or compensatory plan or arrangement.

†	Portions of have been granted confidential treatment by the SEC.

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

VOCERA COMMUNICATIONS, INC.

Date: February 27, 2019	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: February 27, 2019	By:	/S/ Justin R. Spencer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent D. Lang
Brent D. Lang	Chief Executive Officer (Principal Executive Officer)	February 27, 2019

/s/ Justin R. Spencer
Justin R. Spencer	Chief Financial Officer (Principal Accounting and Financial Officer)	February 27, 2019

/s/ Michael Burkland
Michael Burkland	Director	February 27, 2019

/s/ John B. Grotting
John B. Grotting	Director	February 27, 2019

/s/ Jeffrey H. Hillebrand
Jeffrey H. Hillebrand	Director	February 27, 2019

/s/ Howard E. Janzen
Howard E. Janzen	Director	February 27, 2019

/s/ Alexa King
Alexa King	Director	February 27, 2019

/s/ John N. McMullen
John N. McMullen	Director	February 27, 2019

/s/ Ronald A. Paulus
Ronald A. Paulus	Director	February 27, 2019

/s/ Sharon O'Keefe	Director	February 27, 2019
Sharon O'Keefe