Form 10-Q
period 2019-03-31
VOCERA COMMUNICATIONS, INC.
filed 2019-05-07
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 001-35469

VOCERA COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3354663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Vocera Communications, Inc.
525 Race Street
San Jose, CA 95126
(408) 882-5100
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
(Title of class)	(Trading Symbol)	(Name of exchange on which registered)
Common Stock, $0.0003 par value	VCRA	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2019
Common Stock, $0.0003 par value per share	31,134,768

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$32,936	$34,276
Short-term investments	189,395	186,894
Accounts receivable, net of allowance	24,446	40,127
Other receivables	5,335	4,148
Inventories	5,987	4,350
Prepaid expenses and other current assets	5,268	4,691
Total current assets	263,367	274,486
Property and equipment, net	7,498	7,468
Intangible assets, net	8,018	9,070
Goodwill	49,246	49,246
Deferred commissions	10,322	10,303
Other long-term assets	6,825	1,525
Total assets	$345,276	$352,098
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,091	$4,217
Accrued payroll and other current liabilities	13,222	12,885
Deferred revenue, current	41,339	44,053
Total current liabilities	57,652	61,155
Deferred revenue, long-term	11,606	14,579
Convertible senior notes, net	112,122	110,540
Other long-term liabilities	6,502	2,957
Total liabilities	187,882	189,231
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of March 31, 2019 and December 31, 2018; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 30,891,117 and 30,708,138 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	9	9
Additional paid-in capital	301,484	295,647
Accumulated other comprehensive loss	(18)	(443)
Accumulated deficit	(144,081)	(132,346)
Total stockholders’ equity	157,394	162,867
Total liabilities and stockholders’ equity	$345,276	$352,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2019	2018
Revenue
Product	$14,003	$21,087
Service	21,306	19,155
Total revenue	35,309	40,242
Cost of revenue
Product	5,334	6,345
Service	10,290	9,996
Total cost of revenue	15,624	16,341
Gross profit	19,685	23,901
Operating expenses
Research and development	8,146	7,314
Sales and marketing	16,019	15,022
General and administrative	6,580	6,359
Total operating expenses	30,745	28,695
Loss from operations	(11,060)	(4,794)
Interest income	1,279	215
Interest expense	(2,121)	—
Other income (expense), net	131	(279)
Loss before income taxes	(11,771)	(4,858)
Benefit from income taxes	36	88
Net loss	$(11,735)	$(4,770)

Loss per share
Basic	$(0.38)	$(0.16)
Diluted	$(0.38)	$(0.16)
Weighted average shares used to compute net income (loss) per share
Basic	30,800	29,476
Diluted	30,800	29,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net loss	$(11,735)	$(4,770)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	425	(83)
Comprehensive loss	$(11,310)	$(4,853)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, except share amounts)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2017	29,412,116	$9	$250,854	$(191)	$(122,672)	$128,000
Exercise of stock options	59,527	—	958	—	—	958
RSUs released net of shares withheld for tax settlement	62,834	—	(987)	—	—	(987)
Employee stock-based compensation expense	—	—	4,587	—	—	4,587
Net loss	—	—	—	—	(4,770)	(4,770)
Other comprehensive loss	—	—	—	(83)	—	(83)
Balance at March 31, 2018	29,534,477	$9	$255,412	$(274)	$(127,442)	$127,705

Balance at December 31, 2018	30,708,138	$9	$295,647	$(443)	$(132,346)	$162,867
Exercise of stock options	122,376	—	1,564	—	—	1,564
RSUs released net of shares withheld for tax settlement	60,603	—	(1,271)	—	—	(1,271)
Employee stock-based compensation expense	—	—	5,544	—	—	5,544
Net loss	—	—	—	—	(11,735)	(11,735)
Other comprehensive gain	—	—	—	425	—	425
Balance at March 31, 2019	30,891,117	$9	$301,484	$(18)	$(144,081)	$157,394

The accompanying notes are an integral part of these consolidated financial statements

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(11,735)	$(4,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,890	1,967
Change in lease-related performance obligations	(266)	(284)
Stock-based compensation expense	5,544	4,587
Amortization of debt discount and issuance costs	1,582	—
Other	24	25
Changes in operating assets and liabilities:
Accounts receivable	15,681	4,914
Other receivables	(1,156)	86
Inventories	(1,637)	(763)
Prepaid expenses and other assets	(414)	(1,195)
Deferred commissions	(19)	567
Accounts payable	(1,173)	1,815
Accrued payroll and other liabilities	(1,689)	(5,027)
Deferred revenue	(5,687)	(790)
Net cash provided by operating activities	945	1,132
Cash flows from investing activities
Purchase of property and equipment	(853)	(555)
Purchase of short-term investments	(31,349)	(6,030)
Maturities of short-term investments	29,624	5,542
Net cash used in investing activities	(2,578)	(1,043)
Cash flows from financing activities
Cash from lease-related performance obligations	—	89
Proceeds from exercise of stock options	1,564	958
Tax withholdings paid on behalf of employees for net share settlement	(1,271)	(1,007)
Net cash provided by financing activities	293	40
Net increase (decrease) in cash and cash equivalents	(1,340)	129
Cash and cash equivalents at beginning of period	34,276	28,726
Cash and cash equivalents at end of period	$32,936	$28,855

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$161	$284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Organization and Business
Vocera Communications, Inc. and its subsidiaries (collectively the “Company” or “Vocera”) is a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, retail, energy and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company’s business is generated from sales of its solutions in the healthcare market to help its customers improve quality of care, patient and staff experience and increase operational efficiency.
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
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or any other future year.
The accounting policies followed in the preparation of these financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in other long-term assets, accrued payroll and other current liabilities and other long-term liabilities on the consolidated balance sheets. Sales-type leases are included in other receivables, accrued payroll and other current liabilities and other long-term liabilities on the consolidated balance sheets.
The Company has elected an accounting policy to not recognize short-term leases (one year or less) on the consolidated balance sheet. The Company also elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not need to reassess whether any existing contracts are or contained a lease or the lease classification for any existing leases.
Operating lease right of use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of future payments. The operating lease right of use asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease components and nonlease components as a single lease component.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB amended lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance was effective beginning on January 1, 2019 under a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.
The Company elected the package of practical expedients permitted under the transition guidance within the new standard. The adoption of the standard resulted in recognition of right-of-use assets, which includes the impact of existing deferred rents and tenant improvement allowances of $5.1 million and lease liabilities of $6.7 million, respectively as of January 1, 2019. The standard did not affect our consolidated net earnings or cashflows.
In February 2018, the FASB issued new guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and required certain disclosures about stranded tax effects. This standard was effective for the Company beginning January 1, 2019 and may be applied either in the period of adoption or retrospectively. Early adoption is permitted. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted this guidance in the first quarter of fiscal year 2019.
Recent Accounting Pronouncements
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

2.	Revenue, deferred revenue and deferred commissions
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

	Three months ended March 31,
(in thousands)	2019	2018
Product revenue
Device	$10,060	$12,648
Software	3,943	8,439
Total product	14,003	21,087

Service revenue
Maintenance and support	16,393	13,965
Professional services and training	4,913	5,190
Total service	21,306	19,155
Total revenue	$35,309	$40,242
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
Contract balances - The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount. A receivable is recognized in the period the Company delivers goods or provides services or when the right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of March 31, 2019 and December 31, 2018 is presented in the accompanying consolidated balance sheets.

Costs to obtain and fulfill a contract - The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the condensed consolidated statements of operations. The Company determines its estimated period of benefit by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the three months ended March 31, 2019 are as follows:

(in thousands)	December 31, 2018	Additions	Commissions Recognized	March 31, 2019
Deferred commissions	$10,303	$1,727	$(1,708)	$10,322
Of the $10.3 million total deferred commissions balance as of March 31, 2019, the Company expects to recognize approximately 47% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue - The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the three months ended March 31, 2019 are as follows:

(in thousands)	December 31, 2018	Additions	Revenue Recognized	March 31, 2019
Deferred revenue	$58,632	$14,918	$(20,605)	$52,945

Revenue recognized during the three months ended March 31, 2019 from deferred revenue balances at the beginning of the period was $15.2 million. Revenue recognized during the three March 31, 2018 from deferred revenue balances at the beginning of the period was $14.5 million.
The majority of the Company’s “contracted but not recognized” performance obligations are not subject to cancellation terms. The Company’s “contracted but not recognized” revenue, which represents revenue allocated to performance obligations for revenue contracted, and which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods, was $118.6 million as of March 31, 2019, of which the Company expects to recognize approximately 62% as revenue over the next 12 months and the remainder thereafter.

3.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. During the three months ended March 31, 2019, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value of the Company’s Level 2 fixed income securities is obtained from independent pricing services, which may use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or other inputs, corroborated by observable market data. The Company does not have any financial instruments which are valued using Level 3 inputs.
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at March 31, 2019 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the consolidated financial statements for further information.
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2019 and December 31, 2018, are summarized as follows (in thousands):

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$3,549	$—	$3,549	$3,737	$—	$3,737
Commercial paper	—	12,587	12,587	—	16,570	16,570
U.S. government agency securities	—	1,784	1,784	—	3,325	3,325
U.S. Treasury securities	—	1,736	1,736	—	2,730	2,730
Corporate debt securities	—	175,231	175,231	—	166,759	166,759
Total assets measured at fair value	$3,549	$191,338	$194,887	$3,737	$189,384	$193,121

4.	Cash, Cash Equivalents and Short-Term Investments
The following tables present current and prior-year-end balances for cash, cash equivalents and short-term investments (in thousands):

	As of March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$27,444	$—	$—	$27,444
Money market funds	3,549	—	—	3,549
Commercial paper	1,944	—	(1)	1,943
Total cash and cash equivalents	32,937	—	(1)	32,936

Short-Term Investments:
Commercial paper	10,641	5	(2)	10,644
U.S. government agency securities	1,789	—	(5)	1,784
U.S. Treasury securities	1,740	—	(4)	1,736
Corporate debt securities	175,044	239	(52)	175,231
Total short-term investments	189,214	244	(63)	189,395
Total cash, cash equivalents and short-term investments	$222,151	$244	$(64)	$222,331

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,049	$—	$—	$28,049
Money market funds	3,737	—	—	3,737
Commercial paper	2,491	—	(1)	2,490
Total cash and cash equivalents	34,277	—	(1)	34,276
Short-Term Investments:
Commercial paper	14,091	—	(11)	14,080
U.S. government agency securities	3,339	—	(14)	3,325
U.S. Treasury securities	2,740	—	(10)	2,730
Corporate debt securities	167,110	28	(379)	166,759
Total short-term investments	187,280	28	(414)	186,894
Total cash, cash equivalents and short-term investments	$221,557	$28	$(415)	$221,170

The Company has determined that the unrealized losses on its short-term investments as of March 31, 2019 and December 31, 2018 do not constitute an “other than temporary impairment.” The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.

Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of March 31, 2019
Cash and cash equivalents (1)	$32,936	$—	$32,936
Short-term investments	111,590	77,805	189,395
Cash, cash equivalents and short-term investments	$144,526	$77,805	$222,331

Balances as of December 31, 2018
Cash and cash equivalents (1)	$34,276	$—	$34,276
Short-term investments	109,451	77,443	186,894
Cash, cash equivalents and short-term investments	$143,727	$77,443	$221,170

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2019	2018

Numerator:
Net loss	$(11,735)	$(4,770)

Denominator:
Weighted average shares used to compute diluted loss per common share	30,800	29,476

Net loss per share
Basic	$(0.38)	$(0.16)
Diluted	$(0.38)	$(0.16)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2019	2018
Options to purchase common stock, including ESPP	724	1,330
Restricted stock units	1,850	2,027

6.	Goodwill and Intangible Assets
Goodwill
As of March 31, 2019 and December 31, 2018, the Company had $49.2 million and $49.2 million of goodwill, respectively, with $41.2 million and $8.0 million allocated to the Company’s Product and Services operating segments, respectively. As of March 31, 2019, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.

Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		March 31, 2019			December 31, 2018
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 7	$10,050	$8,338	$1,712	$10,050	$7,731	$2,319
Customer relationships	7 to 9	10,920	4,963	5,957	10,920	4,645	6,275
Backlog	3	1,400	1,245	155	1,400	1,203	197
Non-compete agreements	2 to 4	460	460	—	460	460	—
Trademarks	3 to 7	1,110	916	194	1,110	831	279
Intangible assets, net book value		$23,940	$15,922	$8,018	$23,940	$14,870	$9,070
Amortization expense was $1.0 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of March 31, 2019 was as follows:

(in thousands)	Future amortization
2019 (remaining nine months)	$2,665
2020	1,251
2021	1,127
2022	1,050
2023	1,050
2024	875
Future amortization expense	$8,018

7.	Balance Sheet Components
Inventories

(in thousands)	March 31, 2019	December 31, 2018
Raw materials	$233	$197
Finished goods	5,754	4,153
Total inventories	$5,987	$4,350
Property and equipment, net

(in thousands)	March 31, 2019	December 31, 2018
Computer equipment and software	$11,055	$10,433
Furniture, fixtures and equipment	2,246	2,246
Leasehold improvements	5,194	5,183
Manufacturing tools and equipment	2,404	2,371
Construction in process	408	520
Property and equipment, at cost	21,307	20,753
Less: Accumulated depreciation	(13,809)	(13,285)
Property and equipment, net	$7,498	$7,468
Depreciation and amortization expense was $0.9 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Minimum payments to be received on sales-type leases	$1,706	$2,111
Less: Unearned interest income and executory revenue portion	(992)	(1,387)
Net investment in sales-type leases	714	724
Less: Current portion	(575)	(427)
Non-current net investment in sales-type leases	$139	$297
Sales type lease activity recognized in the consolidated statement of operations are as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Lease revenue	$661	$1,009
Less: Cost of lease shipments	(52)	(137)
Gross profit	609	872

Interest income (expense), net on lease receivable	(3)	(1)
Initial cost expensed	31	46

There were no allowances for doubtful accounts on these leases as of March 31, 2019 and December 31, 2018. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of March 31, 2019 were as follows:

(in thousands)	Future lease payments
2019 (remaining nine months)	$740
2020	736
2021	205
2022	25
Total	$1,706
Accrued payroll and other current liabilities

(in thousands)	March 31, 2019	December 31, 2018
Payroll and related expenses	$5,453	$7,241
Accrued payables	2,305	2,115
Operating lease liabilities, current portion	1,855	—
Lease financing, current portion	941	956
Product warranty	374	376
Customer prepayments	655	629
Sales and use tax payable	364	379
Other	1,275	1,189
Total accrued payroll and other current liabilities	$13,222	$12,885
The changes in the Company’s product warranty reserve are as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Warranty balance at the beginning of the period	$376	$353
Warranty expense accrued for shipments during the period	77	86
Changes in estimate related to pre-existing warranties	(31)	(59)
Warranty settlements made	(48)	(77)
Total product warranty	$374	$303

Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease terms have remaining lease terms of nine months to four years. Operating lease cost, including short-term operating leases was $0.6 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.
Supplemental balance sheet information related to leases was as follows:

(in thousands)	March 31, 2019
Operating lease right of use asset	$5,502
Accrued payroll and other current liabilities	1,855
Other long-term liabilities	4,865
Total operating lease liabilities	$6,720
Other information related to leases was as follows:

Three months ended March 31,
(in thousands)	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$630
Right-of-use assets obtained in exchange for lease obligations	$689
Weighted average remaining lease term	3.11 years
Weighted average discount rate	8%
Maturities of lease liabilities as of March 31, 2019 are as follows:

(in thousands)	Operating leases
2019 (remaining nine months)	$1,857
2020	2,521
2021	2,403
2022	762
2023	18
Total maturities of lease liabilities	7,561
Less imputed interest	$(841)
Total	$6,720

8.	Convertible Senior Notes
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
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is the Company’s current intent and policy to settle conversions through combination settlement which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. During the three months ended March 31, 2019, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three months ended March 31, 2019 and are classified as long-term debt.
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
The Notes consist of the following:

(in thousands)	March 31, 2019	December 31, 2018
Liability:
Principal	$143,750	$143,750
Unamortized debt discount	(28,424)	(29,846)
Unamortized issuance costs	(3,204)	(3,364)
Net carrying amount	$112,122	$110,540

Stockholders’ equity:
Debt discount for conversion option	$33,350	$33,350
Issuance costs	$(1,136)	$(1,136)
Net carrying amount	$32,214	$32,214

The total estimated fair value of the Notes as of March 31, 2019 was approximately $174.1 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $31.63 on March 29, 2019, the if-converted value of the Notes of $141.0 million was less than their principal amount.

Interest expense related to the Notes is as follows:

Three months ended March 31,
(in thousands)	2019
Contractual interest expense	$539
Amortization of debt discount	$1,422
Amortization of issuance costs	$160
Total interest expense	$2,121

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
The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows:

(in thousands)	March 31, 2019
Conversion option	$33,350
Purchase of capped calls	$(8,907)
Issuance costs	$(1,136)
Total	$23,307

Impact on Earnings Per Share
The Notes will not have an impact on the Company’s diluted earnings per share until they meet the criteria for conversion, as discussed above, as the Company intends to settle the principal amount of the Notes in cash upon conversion. Under the treasury stock method, in periods when the Company reports net income, the Company is required to include the effect of additional shares that may be issued under the Notes when the price of its’ common stock exceeds the conversion price. However, upon conversion, there will be no economic dilution from the Notes until the average market price of the Company’s common stock exceeds the cap price of $38.94 per share, as exercise of the capped calls offsets any dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

9.	Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of March 31, 2019 and December 31, 2018, approximately $12.3 million and $11.1 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.

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

10.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the three months ended March 31, 2019 is presented below:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2018	797,501	$13.31	4.71	$20,767
Options granted	—	—
Options exercised	(122,376)	12.78
Options canceled
Outstanding at March 31, 2019	675,125	$13.41	4.44	$12,303
At March 31, 2019, there was no unrecognized compensation cost related to options. As of March 31, 2019, there were 2,273,713 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. No shares of common stock were purchased during the three months ended March 31, 2019 and March 31, 2018. As of March 31, 2019, there were 1,028,384 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended March 31,
	2019	2018
Expected term (in years)	0.50	0.50
Volatility	33.0%	29.0%
Risk-free interest rate	2.51%	1.39%
Dividend yield	0%	0%
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2019 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2018	1,807,180	$23.13
Granted	152,686	38.54
Vested	(93,667)	21.57
Forfeited	(15,864)	27.12
Outstanding at March 31, 2019	1,850,335	$24.44
At March 31, 2019, there was $29.2 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.50 years.
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2019	2018
Cost of revenue	$978	$747
Research and development	822	607
Sales and marketing	1,720	1,496
General and administrative	2,024	1,737
Total stock-based compensation	$5,544	$4,587

11. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended March 31,
	2019	2018
(in thousands)
Revenue
Product	$14,003	$21,087
Service	21,306	19,155
Total revenue	35,309	40,242

Cost of revenue
Product	5,334	6,345
Service	10,290	9,996
Total cost of revenue	15,624	16,341

Gross profit
Product	8,669	14,742
Service	11,016	9,159
Total gross profit	19,685	23,901

Operating expenses	30,745	28,695
Interest income (expense), net and other	(711)	(64)
Loss before income taxes	$(11,771)	$(4,858)

12.	Income Taxes
The Company recorded a $36,000 and $88,000 benefit from income taxes for the three months ended March 31, 2019 and 2018, respectively. The benefit recorded for the three months ended March 31, 2019 was primarily due to the accretion of the deferred tax liability associated with indefinite lived intangibles, the tax effect of unrealized gains on investments recorded within other comprehensive income, taxes on international operations and state income taxes. The benefit recorded for the three months ended March 31, 2018 was primarily due to a reduction in the U.S. valuation allowance attributable to indefinite lived intangibles becoming a source of future taxable income to realize the deferred tax asset recorded for the U.S. federal net operating loss generated in the current year. This deferred tax asset will have an indefinite carryforward period as a result of recently enacted tax law changes. The benefit recorded was offset by taxes on international operations and state income taxes.
As of March 31, 2019, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of March 31, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our plans, objectives, expectations and intentions, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.
Business Overview
We are a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, retail, energy and other mission-critical mobile work environments, in the United States and internationally. The significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers improve quality of care, patient and staff experience and increase operational efficiency.
We primarily sell products, software maintenance and professional services directly to end users. Total revenue decreased 12.3% from $40.2 million for the three months ended March 31, 2018 to $35.3 million for the three months ended March 31, 2019. For the three months ended March 31, 2019, we recorded a net loss of $11.7 million compared to a net loss of $4.8 million for the three months ended March 31, 2018.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 9.3%, 10.2% and 10.2% of our revenue in the three months ended March 31, 2019, and the years ended December 31, 2018 and 2017, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
We outsource the manufacturing of our hardware products. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain manufacturing operations. We work closely with our contract manufacturers, including Sercomm and SMTC Corporation, and key suppliers to manage the procurement, quality and cost of components. We seek to maintain an optimal level of finished goods inventory to meet our forecast for sales and unanticipated shifts in sales volume and mix.
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

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as disclosed in Note 1 to the condensed consolidated financial statements “Recently Adopted Accounting Pronouncements.”
Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
Consolidated statement of operations data:	2019		2018
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$14,003	39.7%	$21,087	52.4%
Service	21,306	60.3	19,155	47.6
Total revenue	35,309	100.0	40,242	100.0
Cost of revenues
Product	5,334	15.1	6,345	15.8
Service	10,290	29.1	9,996	24.8
Total cost of revenues	15,624	44.2	16,341	40.6
Gross profit	19,685	55.8	23,901	59.4
Operating expenses:
Research and development	8,146	23.1	7,314	18.2
Sales and marketing	16,019	45.4	15,022	37.3
General and administrative	6,580	18.6	6,359	15.8
Total operating expenses	30,745	87.1	28,695	71.3
Income (loss) from operations	(11,060)	(31.3)	(4,794)	(11.9)
Interest income	1,279	3.6	215	0.5
Interest expense	(2,121)	(6.0)	—	—
Other income (expense), net	131	0.4	(279)	(0.7)
Income (loss) before income taxes	(11,771)	(33.3)	(4,858)	(12.1)
Benefit from income taxes	36	0.1	88	0.2
Net income (loss)	$(11,735)	(33.2)%	$(4,770)	(11.9)%

Revenue:

	Three months ended March 31,
	2019	2018	Change
(in thousands)	Amount	Amount	Amount	%
Product revenue
Device	$10,060	$12,648	$(2,588)	(20.5)%
Software	3,943	8,439	(4,496)	(53.3)
Total product	14,003	21,087	(7,084)	(33.6)

Service revenue
Maintenance and support	16,393	13,965	2,428	17.4
Professional services and training	4,913	5,190	(277)	(5.3)
Total service	21,306	19,155	2,151	11.2
Total revenue	$35,309	$40,242	$(4,933)	(12.3)%
Three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Total revenue decreased $4.9 million, or 12.3%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Product revenue decreased $7.1 million, or 33.6%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Device revenue decreased $2.6 million, or 20.5%, and software revenue decreased $4.5 million, or 53.3%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in device revenue was driven primarily by a decrease in unit sales of badges and related accessories. The decrease in software revenue is primarily due to a decrease in sales of new software licenses and expansions of existing customer licenses.
Service revenue increased $2.2 million, or 11.2%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Software maintenance and support revenue increased $2.4 million, or 17.4%, and professional services and training revenue decreased $0.3 million, or 5.3%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to a decrease in implementation services for our solutions.
Cost of revenue:

	Three months ended March 31,
	2019	2018	Change
(in thousands)	Amount	Amount	Amount	%
Cost of revenue
Product	$5,334	$6,345	$(1,011)	(15.9)%
Service	10,290	9,996	294	2.9
Total cost of revenue	$15,624	$16,341	$(717)	(4.4)%

Gross margin
Product	61.9%	69.9%	(8.0)%
Service	51.7%	47.8%	3.9%
Total gross margin	55.8%	59.4%	(3.6)%
Three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Cost of product revenue decreased $1.0 million, or 15.9%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This was primarily driven by lower product revenue. Product gross margin as a percentage of product revenue decreased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due primarily to a lower mix of software revenue.

Cost of service revenue increased $0.3 million, or 2.9%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The cost of service revenue increased primarily due to increased headcount. Service gross margin as a percentage of service revenue increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due primarily to a higher mix of support and maintenance revenue.
Operating expenses:

	Three months ended March 31,
	2019	2018	Change
(in thousands)	Amount	Amount	Amount	%
Operating expenses
Research and development	$8,146	$7,314	$832	11.4%
Sales and marketing	16,019	15,022	997	6.6
General and administrative	6,580	6,359	221	3.5
Total operating expenses	$30,745	$28,695	$2,050	7.1%
Three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Research and development expense. Research and development expense increased $0.8 million or 11.4% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This was primarily due to an increase in compensation and benefits as a result of increased headcount.
Sales and marketing expense. Sales and marketing expense increased $1.0 million or 6.6% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This was primarily due to a $0.7 million increase in marketing development and a $0.3 million increase in travel expense.
General and administrative expense. General and administrative expense increased $0.2 million, or 3.5%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This was primarily due to an increase in compensation and benefits as a result of increased headcount.
Interest Income and Other Expense, Net:

	Three months ended March 31,
(in thousands)	2019	2018	Change
Interest income	$1,279	$215	$1,064
Interest expense	(2,121)	—	(2,121)
Other income (expense), net	131	(279)	410
Three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Interest income. Interest income increased $1.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was due to higher cash and short-term investment balances and earning a higher rate of return on our investments. For further discussion on the Notes, please refer to Note 8 to the condensed consolidated financial statements.
Interest expense. For the three months ended March 31, 2019 we had interest expense of $2.1 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes.
Other income (expense), net. The change in other income (expense) in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to foreign exchange fluctuations.
Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents and short-term investments of $222.3 million. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Three months ended March 31,
(in thousands)	2019	2018
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$945	$1,132
Net cash used in investing activities	(2,578)	(1,043)
Net cash provided by financing activities	293	40
Net increase (decrease) in cash and cash equivalents	$(1,340)	$129
Operating activities
Cash provided by operating activities was $0.9 million for the three months ended March 31, 2019, due to a net loss of $11.7 million, offset by non-cash items such as stock-based compensation of $5.5 million, amortization of debt discount and issuance costs of $1.6 million, an increase in lease-related performance liabilities of $0.3 million and depreciation and amortization of $1.9 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $15.7 million, an increase of $1.2 million in other receivables, an increase of $1.6 million in inventories, an increase of $0.4 million in prepaid expenses and other assets, an decrease of $1.2 million in accounts payable, an decrease of $1.7 million in accrued payroll and other liabilities and a $5.7 million decrease in deferred revenue.
Cash used in operating activities was $1.1 million for the three months ended March 31, 2018, due to a net loss of $4.8 million, a reduction in lease-related performance obligations of $0.3 million, offset by non-cash items such as stock-based compensation of $4.6 million and depreciation and amortization of $2.0 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $4.9 million, an increase of $1.8 million in accounts payable and a decrease in deferred commissions of $0.6 million. These factors were offset by certain cash outflows, including an increase of $0.8 million in inventories, an increase of $1.2 million in prepaid expenses and other assets, a decrease of $5.0 million in accrued payroll and other liabilities and a $0.8 million decrease in deferred revenue.
Investing activities
Cash used in investing activities was $2.6 million for the three months ended March 31, 2019, due to $29.6 million of short-term investment maturities, offset by $31.3 million for purchases of short-term investments. An additional $0.9 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $1.0 million for the three months ended March 31, 2018 due to $6.0 million for purchases of short-term investments, offset by $5.5 million of short-term investment maturities. An additional $0.6 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $0.3 million for the three months ended March 31, 2019, attributable to $1.6 million of proceeds from stock option exercises. This was partially offset by $1.3 million cash paid for employee taxes paid on net share settlement.
Cash provided by financing activities was $0.0 million for the three months ended March 31, 2018, attributable to $1.0 million of proceeds from stock option exercises and $0.1 million of cash from lease-related performance obligations. This was partially offset by $1.0 million cash paid for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 9 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.

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
As of March 31, 2019, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
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
We have incurred significant losses in the past and reported a net loss of $11.7 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $144.1 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
Our ability to be profitable in the future depends upon continued demand for our solutions from existing and new customers. Further adoption of our solutions depends upon our ability to improve quality of care, enhance patient and staff satisfaction, increase hospital efficiency and productivity, and bring value to customers outside of healthcare. In addition, our profitability will be affected by, among other things, our ability to execute on our business strategy, the timing and size of orders, the pricing and costs of our solutions, competitive offerings, macroeconomic conditions affecting the health care industry and the extent to which we invest in sales and marketing, research and development and general and administrative resources.

We depend on sales in the healthcare market for substantially all of our revenue, and a decrease in sales in the healthcare market would harm our business.

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 97%, 97% and 97% of our revenue for the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
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
While we are seeking to increase sales of our solutions to non-healthcare customers, we do not anticipate that non-healthcare markets will represent a significant portion of our revenue in the foreseeable future.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and to add features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements. Similarly, our new solutions and features may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We expect to incur costs associated with the development and introduction of new solutions before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges (like the new Smartbadge), which can require customers to perform software upgrades to their systems, and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our solutions. We also may incur substantial costs or delays in the manufacture of any additional new products or models as we seek to optimize production methods and processes at our contract manufacturer. In addition, we expect that we will at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

If we fail to offer high-quality services and support for any of our solutions, our operating results and our ability to sell those solutions in the future will be harmed.

Our ability to sell our solutions depends on our professional services and technical support teams providing high-quality services and support. Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, clinical integration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is deemed unsatisfactory, we may incur significant costs to attain and sustain customer satisfaction or, in extreme cases, our customers may choose not to deploy our solutions. As we rapidly hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners to provide high-quality services and support in markets outside the United States could also harm sales of our solutions.
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

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle that sometimes exceeds twelve months. With our introduction of the Smartbadge, it may take our customers additional time to evaluate this new device and to compare it with our existing Badge and other solutions. This may also result in delays and reductions in orders for our existing Badge. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. Similarly, our increasing dependence on larger, hospital-wide deployments may increase fluctuations in our revenue and operating results because the failure to complete a significant sale, or the loss of a large customer, will have a greater impact on those results. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. We have experienced and may continue to experience elongated sales cycles due to ongoing uncertainty surrounding past and future healthcare reform legislation, the impact of shifting federal government budgets, changes to Medicare and Medicaid reimbursement and potential future statutes and rulemaking.

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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	the availability of government funding for healthcare facilities operated by the United States federal, state and local governments;

•	market acceptance of our Smartbadge and its impact on orders for our existing Badge and related software;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	our ability to successfully integrate acquired businesses, technologies or assets;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	changes in how healthcare operating and capital budgets are administered within the enterprise;

•	changes in customer deployment timelines;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and the varying revenue recognition rules that apply;

•	pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships and maintain existing reseller relationships;

•	the financial health of our resellers;

•	our ability to successfully deploy our solutions in a timely manner;

•	our ability to sell and integrate third-party products and services, and our customer’s satisfaction with those third-party products and services;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions;

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance;

•	the announcement of a new product, which may cause sales cycles to lengthen;

•	federal government shutdowns;

•	fluctuations in foreign currencies in the international markets in which we operate; and

•	future accounting pronouncements and changes in accounting policies.

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
Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones also sell their products to hospitals as components of communication solutions. Of these product categories, in-building wireless telephones and pagers represent the most significant current competition for the sale of our solutions. The market for in-building wireless phones is dominated by communications companies such as Cisco Systems, Ascom and Spectralink. In addition, the growing proliferation of smartphones and related applications, including cloud-based applications, represents another category of competitive offerings. Although our customers value secure text-messaging using smartphones, we do not believe most of our potential customers would consider that feature alone an adequate substitute for a comprehensive multi-mode communication solution. Some customers may choose solutions that are not HIPAA-compliant, given their budget constraints. Furthermore, in clinical integrations and middleware, we compete with companies including Connexall and Philips Healthcare.
While we do not currently have a directly comparable single competitor that provides a solution as richly-featured as Vocera’s solution for the healthcare market, we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies, which may include electronic health record vendors or other large software companies, may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. For example, some of the electronic health record vendors have started to offer secure text messaging as an additional service and have said they plan to expand these offerings to complete more directly with us. Additionally, there has been some recent merger and acquisition activity in the healthcare market. These companies may choose to more tightly integrate their offerings. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition.

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
We believe that our healthcare customers are unsure of the impact of the elements of those acts, as well as the related efforts to amend or repeal the ACA, will have on their business, and cannot predict the timing and requirements of the final rules issued by the U.S. Department of Health and Human Services (HHS) for these statutes, making managing their business operations more difficult.  Further, as has been experienced since 2010, as rules and agency guidance pursuant to these statutes are implemented and revised by HHS, a number of aspects of the acts have been interpreted, modified or delayed. For example, sudden changes in the rules for individuals buying insurance through state or federal health insurance exchanges, and individual and employer mandates to have and offer insurance coverage, had challenged hospitals’ abilities to forecast patient utilization and revenues, and to set operational plans and budget accordingly. We believe that it is likely that additional legislative changes by Congress and rulemaking by HHS will continue.
Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, we generated approximately 12%, 18% and 18%, respectively of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 21% and 26% of our accounts receivable as of March 31, 2019 and December 31, 2018, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
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

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and our supply chain. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect confidential information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions or potential liability. Security breaches could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, adversely impact customer relationships, damage our reputation and divert attention of management and key information technology resources.

We depend on a number of sole source and limited source suppliers, and if we are unable to source our components from them, our business and operating results could be harmed.

We depend on sole and limited source suppliers for several hardware components of our solutions, including our batteries and integrated circuits. We purchase inventory generally through individual purchase orders. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. These suppliers typically rely on purchase orders rather than long-term contracts with their suppliers, and as a result, the supplier may not be able to secure sufficient materials at reasonable prices or of acceptable quality to build our components in a timely manner. Any of these circumstances could cause interruptions or delays in the delivery of our solutions to our customers, and this may force us to seek components from alternative sources, which may not have the required specifications, or be available in time to meet demand or on commercially reasonable terms, if at all. Any of these circumstances may also force us to redesign our solutions if a component becomes unavailable in order to incorporate a component from an alternative source.
Our solutions incorporate multiple software components obtained from licensors on a non-exclusive basis, such as voice recognition software, software supporting the runtime execution of our software platform, and database and reporting software. Our license agreements can be terminated for cause. In many cases, these license agreements specify a limited term and are only renewable beyond that term with the consent of the licensor. If a licensor terminates a license agreement for cause, objects to its renewal or conditions renewal on modified terms and conditions, we may be unable to obtain licenses for equivalent software components on reasonable terms and conditions, including licensing fees, warranties or protection from infringement claims. Some licensors may discontinue licensing their software to us or support of the software version used in our solutions. In such circumstances, we may need to redesign our solutions with substantial cost and time investment to incorporate alternative software components or be subject to higher royalty costs. Any of these circumstances could adversely affect the cost and availability of our solutions.
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

We do not have internal manufacturing capabilities and rely upon two contract manufacturers, Sercomm and SMTC, to make our wearable devices. We have entered into manufacturing agreements with Sercomm and SMTC that are terminable by either party with advance notice and may also be terminated for a material uncured breach. We expect to enter into additional contract manufacturing agreements as we expand our business. We also rely on original design manufacturers, or ODMs, to produce accessories, including batteries, chargers and attachments. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. If Sercomm, SMTC, or another contract manufacturer or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes and timeframes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solutions to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.
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

If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturer, we could incur additional costs and experience manufacturing delays, which can adversely affect our operating results.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, retail, including hospitality, retail, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 3% and 3% of our revenue for the three months ended March 31, 2018 and the years ended December 31, 2018 and 2017, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 46%, 35% and 32% of our revenue for the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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
The members of our senior management and other key personnel are at-will employees and may terminate their employment at any time without notice. If one or more members of our senior management terminate their employment, we may not be able to find qualified individuals to replace them on a timely basis or at all, and our senior management may need to divert their attention from other aspects of our business. Former employees may also become employees of a competitor. We may also have to pay additional compensation to attract and retain key personnel. We also anticipate hiring additional engineering, marketing and sales, and services personnel to grow our business. Often, significant amounts of time and resources are required to train these personnel. We may incur significant costs to attract, integrate and retain them, and we may lose them to a competitor or another company before we realize the benefit of our investments in them.

Our international operations subject us, and may increasingly subject us in the future, to operational, financial, economic and political risks abroad.

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, we generated 9.3%, 10.2% and 10.2% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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
For example, the European Union previously adopted the Data Protection Directive (DPD), imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. In May 2016, the EU formally adopted the General Data Protection Regulation (GDPR), which applied to all EU member states starting in May 2018 and replaced the DPD. The GDPR regulation introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It increased our responsibility and liability in relation to personal data that we process, and we were required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.  Additionally, Canada’s Personal Information and Protection of Electronic Documents Act, as well as a variety of provincial statutes, provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of personal information could create liability for us, result in adverse publicity and negatively affect our business.
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

In 2012, we began offering our solutions to our customers through multi-year equipment lease agreements. In connection with each sale, we recognize product-related revenue at the net present value of the lease payment stream once our obligations related to such sale have been met. We sell the bulk of these leases, including the related accounts receivables, to third party lease finance companies on a non-recourse basis. We retain unsold leases in-house, which exposes us to the creditworthiness of such lease customers over the lease term. For the leases that we retain in-house, our ability to collect payments from a customer or to recognize revenue for the sale could be impaired if the customer fails to meet its obligations to us such as in the case of its bankruptcy filing or deterioration in its financial position, or has other creditworthiness issues, any of which could harm our revenue and operating results.

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
The terms of many open source and other non-commercial licenses have not been judicially interpreted, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such event, in order to continue offering our solutions, we could be required to seek licenses from alternative licensors, which may not be available on a commercially reasonable basis or at all, to re-engineer our solutions or to discontinue the sale of our solutions in the event we cannot obtain a license or re-engineer our solutions on a timely basis, any of which could harm our business and operating results. In addition, if an owner of licensed software were to allege that we had not complied with the conditions of the corresponding license agreement, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages, be required to disclose our source code, or be enjoined from the distribution of our solutions.

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
Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to many other industry participants, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, we are a party to litigation with a patent holding company, and it is possible that we will be subject to future litigation with similar entities and other adverse patent owners who have no relevant products and against whom our potential patents may provide little or no deterrence.
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

Our solutions are utilized by healthcare professionals and others in the course of providing patient care. As a result, patients, family members, physicians, nurses or others may allege we are responsible for harm to patients or healthcare professionals due to defects in, the malfunction of, the characteristics of, or the operation of, our solutions. Any such allegations could harm our reputation and ability to sell our solutions.
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

We have in the past been, and may in the future become, subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, a purported securities class action was filed in August 2013 in the United States District Court for the Northern District of California against us and certain of our officers and directors. The suit asserted claims based on allegedly misleading statements regarding our business and financial results. This suit was settled in 2016. The settlement, which called for payment of $9 million, was funded entirely and directly by our insurance carriers and paid during the three months ended September 30, 2016. Regardless of the outcome, these matters or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

VOCERA COMMUNICATIONS, INC.
Date: May 7, 2019	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: May 7, 2019	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)