Form 10-Q
period 2019-06-30
VOCERA COMMUNICATIONS, INC.
filed 2019-08-05
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2019
Common Stock, $0.0003 par value per share	31,460,653

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$44,901	$34,276
Short-term investments	170,487	186,894
Accounts receivable, net of allowance	29,702	40,127
Other receivables	5,578	4,148
Inventories	5,184	4,350
Prepaid expenses and other current assets	4,938	4,691
Total current assets	260,790	274,486
Property and equipment, net	7,422	7,468
Intangible assets, net	7,038	9,070
Goodwill	49,246	49,246
Deferred commissions	9,918	10,303
Other long-term assets	7,189	1,525
Total assets	$341,603	$352,098
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,378	$4,217
Accrued payroll and other current liabilities	12,902	12,885
Deferred revenue, current	42,303	44,053
Total current liabilities	58,583	61,155
Deferred revenue, long-term	10,302	14,579
Convertible senior notes, net	113,759	110,540
Other long-term liabilities	6,479	2,957
Total liabilities	189,123	189,231
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of June 30, 2019 and December 31, 2018; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 31,424,885 and 30,708,138 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	9	9
Additional paid-in capital	301,133	295,647
Accumulated other comprehensive income (loss)	276	(443)
Accumulated deficit	(148,938)	(132,346)
Total stockholders’ equity	152,480	162,867
Total liabilities and stockholders’ equity	$341,603	$352,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Product	$23,132	$21,824	$37,135	$42,911
Service	21,627	20,862	42,933	40,017
Total revenue	44,759	42,686	80,068	82,928
Cost of revenue
Product	6,912	6,683	12,246	13,028
Service	10,831	10,352	21,121	20,348
Total cost of revenue	17,743	17,035	33,367	33,376
Gross profit	27,016	25,651	46,701	49,552
Operating expenses
Research and development	8,943	7,323	17,089	14,637
Sales and marketing	15,478	15,266	31,497	30,288
General and administrative	6,535	6,176	13,115	12,535
Total operating expenses	30,956	28,765	61,701	57,460
Loss from operations	(3,940)	(3,114)	(15,000)	(7,908)
Interest income	1,332	530	2,611	745
Interest expense	(2,170)	(997)	(4,291)	(997)
Other expense, net	(159)	(528)	(28)	(807)
Loss before income taxes	(4,937)	(4,109)	(16,708)	(8,967)
Benefit from income taxes	80	555	116	643
Net loss	$(4,857)	$(3,554)	$(16,592)	$(8,324)

Loss per share
Basic	$(0.16)	$(0.12)	$(0.53)	$(0.28)
Diluted	$(0.16)	$(0.12)	$(0.53)	$(0.28)
Weighted average shares used to compute net loss per share
Basic	31,242	29,867	31,022	29,673
Diluted	31,242	29,867	31,022	29,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(4,857)	$(3,554)	$(16,592)	$(8,324)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	294	(119)	719	(202)
Comprehensive loss	$(4,563)	$(3,673)	$(15,873)	$(8,526)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2017	29,412,116	$9	$250,854	$(191)	$(122,672)	$128,000
Exercise of stock options	59,527	—	958	—	—	958
RSUs released net of shares withheld for tax settlement	62,834	—	(987)	—	—	(987)
Employee stock-based compensation expense	—	—	4,587	—	—	4,587
Net loss	—	—	—	—	(4,770)	(4,770)
Other comprehensive loss	—	—	—	(83)	—	(83)
Balance at March 31, 2018	29,534,477	9	255,412	(274)	(127,442)	127,705
Exercise of stock options	56,683	—	1,004	—	—	1,004
RSUs released net of shares withheld for tax settlement	422,247	—	(6,932)	—	—	(6,932)
Common stock issued under employee stock purchase plan	78,563	—	1,625	—	—	1,625
Equity component of convertible senior notes, net	—	—	23,307	—	—	23,307
Employee stock-based compensation expense	—	—	5,396	—	—	5,396
Net loss	—	—	—	—	(3,554)	(3,554)
Other comprehensive loss	—	—	—	(119)	—	(119)
Balance at June 30, 2018	30,091,970	$9	$279,812	$(393)	$(130,996)	$148,432

Balance at December 31, 2018	30,708,138	$9	$295,647	$(443)	$(132,346)	$162,867
Exercise of stock options	122,376	—	1,564	—	—	1,564
RSUs released net of shares withheld for tax settlement	60,603	—	(1,271)	—	—	(1,271)
Employee stock-based compensation expense	—	—	5,544	—	—	5,544
Net loss	—	—	—	—	(11,735)	(11,735)
Other comprehensive gain	—	—	—	425	—	425
Balance at March 31, 2019	30,891,117	9	301,484	(18)	(144,081)	157,394
Exercise of stock options	37,239	—	527	—	—	527
RSUs released net of shares withheld for tax settlement	434,838	—	(8,796)	—	—	(8,796)
Common stock issued under employee stock purchase plan	61,691	—	1,809	—	—	1,809
Employee stock-based compensation expense	—	—	6,109	—	—	6,109
Net loss	—	—	—	—	(4,857)	(4,857)
Other comprehensive gain	—	—	—	294	—	294
Balance at June 30, 2019	31,424,885	$9	$301,133	$276	$(148,938)	$152,480

The accompanying notes are an integral part of these condensed consolidated financial statements

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(16,592)	$(8,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,797	3,776
Change in lease-related performance obligations	(572)	(568)
Stock-based compensation expense	11,653	9,983
Amortization of debt discount and issuance costs	3,219	733
Other	151	24
Changes in operating assets and liabilities:
Accounts receivable	10,425	1,621
Other receivables	(1,468)	(187)
Inventories	(834)	(1,109)
Prepaid expenses and other assets	(541)	672
Deferred commissions	385	972
Accounts payable	(841)	(184)
Accrued payroll and other liabilities	(2,674)	(4,256)
Deferred revenue	(6,027)	(1,742)
Net cash provided by operating activities	81	1,411
Cash flows from investing activities
Purchase of property and equipment	(1,778)	(1,929)
Purchase of short-term investments	(43,384)	(148,228)
Maturities of short-term investments	61,228	21,707
Net cash provided by (used in) investing activities	16,066	(128,450)
Cash flows from financing activities
Cash from lease-related performance obligations	645	89
Proceeds from issuance of convertible senior notes, net of issuance costs	—	139,058
Payment for purchase of capped calls	—	(8,907)
Proceeds from issuance of common stock from the employee stock purchase plan	1,809	1,625
Proceeds from exercise of stock options	2,091	1,962
Tax withholdings paid on behalf of employees for net share settlement	(10,067)	(8,034)
Net cash provided by (used in) financing activities	(5,522)	125,793
Net increase (decrease) in cash and cash equivalents	10,625	(1,246)
Cash and cash equivalents at beginning of period	34,276	28,726
Cash and cash equivalents at end of period	$44,901	$27,480

Supplemental disclosure of non-cash investing and financing activities:
Costs related to the convertible senior notes in accounts payable and accrued liabilities	$—	$204
Property and equipment in accounts payable and accrued liabilities	$117	$909

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
The Vocera communication and collaboration solution, includes: an intelligent enterprise software platform; a lightweight, wearable, voice-controlled communication badge; and smartphone applications. The solution enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to a range of smartphones both inside and outside the hospital, replacing legacy pagers and in-building wireless phones.
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

2.	Revenue, deferred revenue and deferred commissions
The Company utilizes a five-step approach to recognizing revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Disaggregation of Revenue
A typical sales arrangement involves performance obligations, such as the sales of the Company’s proprietary communication Vocera Badge, perpetual software licenses, professional services, and maintenance and support services which entitle customers to unspecified upgrades, patch releases and telephone-based support. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Product revenue
Device	$14,504	$15,049	$24,564	$27,697
Software	8,628	6,775	12,571	15,214
Total product	23,132	21,824	37,135	42,911

Service revenue
Maintenance and support	16,928	15,505	33,321	29,470
Professional services and training	4,699	5,357	9,612	10,547
Total service	21,627	20,862	42,933	40,017
Total revenue	$44,759	$42,686	$80,068	$82,928

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
Contract balances - The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount. A receivable is recognized in the period the Company delivers goods or provides services or when the right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of June 30, 2019 and December 31, 2018 is presented in the accompanying consolidated balance sheets. As of June 30, 2019 and December 31, 2018 contract assets totaling $3.4 million and $2.4 million, respectively, were included in prepaid and other current assets in the condensed consolidated balance sheets.

Costs to obtain and fulfill a contract - The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the condensed consolidated statements of operations. The Company determines its estimated period of benefit by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the three and six months ended June 30, 2019 are as follows:

(in thousands)	March 31, 2019	Additions	Commissions Recognized	June 30, 2019
Deferred commissions	$10,322	$1,674	$(2,078)	$9,918

(in thousands)	December 31, 2018	Additions	Commissions Recognized	June 30, 2019
Deferred commissions	$10,303	$3,401	$(3,786)	$9,918
Of the $9.9 million total deferred commissions balance as of June 30, 2019, the Company expects to recognize approximately 47% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue - The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the three and six months ended June 30, 2019 are as follows:

(in thousands)	March 31, 2019	Additions	Revenue Recognized	June 30, 2019
Deferred revenue	$52,945	$18,264	$(18,604)	$52,605

(in thousands)	December 31, 2018	Additions	Revenue Recognized	June 30, 2019
Deferred revenue	$58,632	$33,182	$(39,209)	$52,605
Revenue recognized during the three and six months ended June 30, 2019 from deferred revenue balances at the beginning of the period was $17.0 million and $29.4 million, respectively. Revenue recognized during the three and six months ended June 30, 2018 from deferred revenue balances at the beginning of the period was $15.5 million and $27.1 million, respectively.
The majority of the Company’s “contracted but not recognized” performance obligations are not subject to cancellation terms. The Company’s “contracted but not recognized” revenue, which represents revenue allocated to performance obligations for revenue contracted, and which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods, was $116.4 million as of June 30, 2019, of which the Company expects to recognize approximately 62% as revenue over the next 12 months and the remainder thereafter.

3.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. During the six months ended June 30, 2019, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at June 30, 2019 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the consolidated financial statements for further information.

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2019 and December 31, 2018, are summarized as follows (in thousands):

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$3,630	$—	$3,630	$3,737	$—	$3,737
Commercial paper	—	39,945	39,945	—	16,570	16,570
U.S. government agency securities	—	1,269	1,269	—	3,325	3,325
U.S. Treasury securities	—	240	240	—	2,730	2,730
Corporate debt securities	—	161,020	161,020	—	166,759	166,759
Total assets measured at fair value	$3,630	$202,474	$206,104	$3,737	$189,384	$193,121

4.	Cash, Cash Equivalents and Short-Term Investments
The following tables present cash, cash equivalents and short-term investments (in thousands) as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$9,284	$—	$—	$9,284
Money market funds	3,630	—	—	3,630
Commercial paper	31,994	—	(7)	31,987
Total cash and cash equivalents	44,908	—	(7)	44,901

Short-Term Investments:
Commercial paper	7,950	8	—	7,958
U.S. government agency securities	1,270	—	(1)	1,269
U.S. Treasury securities	240	—	—	240
Corporate debt securities	160,447	585	(12)	161,020
Total short-term investments	169,907	593	(13)	170,487
Total cash, cash equivalents and short-term investments	$214,815	$593	$(20)	$215,388

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,049	$—	$—	$28,049
Money market funds	3,737	—	—	3,737
Commercial paper	2,491	—	(1)	2,490
Total cash and cash equivalents	34,277	—	(1)	34,276
Short-Term Investments:
Commercial paper	14,091	—	(11)	14,080
U.S. government agency securities	3,339	—	(14)	3,325
U.S. Treasury securities	2,740	—	(10)	2,730
Corporate debt securities	167,110	28	(379)	166,759
Total short-term investments	187,280	28	(414)	186,894
Total cash, cash equivalents and short-term investments	$221,557	$28	$(415)	$221,170

The Company has determined that the unrealized losses on its short-term investments as of June 30, 2019 and December 31, 2018 do not constitute an “other than temporary impairment.” The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalents and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of June 30, 2019
Cash and cash equivalents (1)	$44,901	$—	$44,901
Short-term investments	108,573	61,914	170,487
Cash, cash equivalents and short-term investments	$153,474	$61,914	$215,388

Balances as of December 31, 2018
Cash and cash equivalents (1)	$34,276	$—	$34,276
Short-term investments	109,451	77,443	186,894
Cash, cash equivalents and short-term investments	$143,727	$77,443	$221,170

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Numerator:
Net loss	$(4,857)	$(3,554)	$(16,592)	$(8,324)

Denominator:
Weighted average shares used to compute net loss per common share - basic and diluted	31,242	29,867	31,022	29,673

Net loss per share
Basic	$(0.16)	$(0.12)	$(0.53)	$(0.28)
Diluted	$(0.16)	$(0.12)	$(0.53)	$(0.28)

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Options to purchase common stock, including ESPP	656	1,236	690	1,283
Restricted stock units	1,671	1,955	1,760	1,991

6.	Goodwill and Intangible Assets
Goodwill
As of June 30, 2019 and December 31, 2018, the Company had $49.2 million and $49.2 million of goodwill, respectively, with $41.2 million and $8.0 million allocated to the Company’s Product and Services operating segments, respectively. As of June 30, 2019, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.
The estimated useful lives and carrying value of acquired intangible assets are as follows:

		June 30, 2019			December 31, 2018
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 7	$10,050	$8,945	$1,105	$10,050	$7,731	$2,319
Customer relationships	7 to 9	10,920	5,249	5,671	10,920	4,645	6,275
Backlog	3	1,400	1,249	151	1,400	1,203	197
Non-compete agreements	2 to 4	460	460	—	460	460	—
Trademarks	3 to 7	1,110	999	111	1,110	831	279
Intangible assets, net book value		$23,940	$16,902	$7,038	$23,940	$14,870	$9,070

Amortization expense was $1.0 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense was $2.0 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of June 30, 2019 was as follows:

(in thousands)	Future amortization
2019 (remaining six months)	$1,691
2020	1,242
2021	1,130
2022	1,050
2023	1,050
2024	875
Future amortization expense	$7,038

7.	Balance Sheet Components
Inventories

(in thousands)	June 30, 2019	December 31, 2018
Raw materials	$197	$197
Finished goods	4,987	4,153
Total inventories	$5,184	$4,350

Property and equipment, net

(in thousands)	June 30, 2019	December 31, 2018
Computer equipment and software	$11,692	$10,433
Furniture, fixtures and equipment	2,279	2,246
Leasehold improvements	5,140	5,183
Manufacturing tools and equipment	2,534	2,371
Construction in process	410	520
Property and equipment, at cost	22,055	20,753
Less: Accumulated depreciation	(14,633)	(13,285)
Property and equipment, net	$7,422	$7,468
Depreciation and amortization expense was $0.9 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense was $1.8 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively.
Net investment in sales-type leases

The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Minimum payments to be received on sales-type leases	$2,612	$2,111
Less: Unearned interest income and executory revenue portion	(1,326)	(1,387)
Net investment in sales-type leases	1,286	724
Less: Current portion	(742)	(427)
Non-current net investment in sales-type leases	$544	$297
Sales-type lease activity recognized in the consolidated statement of operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Lease revenue	$2,703	$491	$3,364	$1,500
Less: Cost of lease shipments	(805)	(91)	(857)	(228)
Gross profit	1,898	400	2,507	1,272

Interest income (expense), net on lease receivable	3	—	—	(1)
Initial direct cost incurred	109	26	140	72

There were no allowances for doubtful accounts on these leases as of June 30, 2019 and December 31, 2018. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of June 30, 2019 were as follows:

(in thousands)	Future lease payments
2019 (remaining six months)	$629
2020	1,049
2021	518
2022	338
2023	78
Total	$2,612

Accrued payroll and other current liabilities

(in thousands)	June 30, 2019	December 31, 2018
Payroll and related expenses	$5,946	$7,241
Accrued payables	2,214	2,115
Operating lease liabilities, current portion	1,997	—
Lease financing, current portion	961	956
Product warranty	355	376
Customer prepayments	376	629
Sales and use tax payable	336	379
Other	717	1,189
Total accrued payroll and other current liabilities	$12,902	$12,885

The changes in the Company’s product warranty reserve are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Warranty balance at the beginning of the period	$374	$303	$376	$353
Warranty expense accrued for shipments during the period	92	129	169	215
Changes in estimate related to pre-existing warranties	(55)	(75)	(86)	(134)
Warranty settlements made	(56)	(51)	(104)	(128)
Total product warranty	$355	$306	$355	$306

Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease terms have remaining lease terms of six months to four years. Operating lease cost, including short-term operating leases was $0.5 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively and $1.1 million and$1.3 million for the six months ended June 30, 2019 and 2018, respectively.
Supplemental balance sheet information related to leases was as follows:

(in thousands)	June 30, 2019
Other long-term assets	$5,409

Accrued payroll and other current liabilities	1,997
Other long-term liabilities	4,576
Total operating lease liabilities	$6,573
Other information related to leases was as follows:

	Three months ended June 30,	Six months ended June 30,
(in thousands)	2019	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$634	$1,264
Right-of-use assets obtained in exchange for lease obligations	$329	$1,018
Weighted average remaining lease term	2.84 years	2.84 years
Weighted average discount rate	8%	8%

Maturities of lease liabilities as of June 30, 2019 are as follows:

(in thousands)	Operating leases
2019 (remaining six months)	$1,126
2020	2,631
2021	2,585
2022	977
2023	35
Total maturities of lease liabilities	7,354
Less imputed interest	$(781)
Total	$6,573

8.	Convertible Senior Notes
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
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is the Company’s current intent and policy to settle conversions through combination settlement which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. During the six months ended June 30, 2019, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the six months ended June 30, 2019 and are classified as long-term debt.
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
The Notes consist of the following:

(in thousands)	June 30, 2019	December 31, 2018
Liability:
Principal	$143,750	$143,750
Unamortized debt discount	(26,953)	(29,846)
Unamortized issuance costs	(3,038)	(3,364)
Net carrying amount	$113,759	$110,540

Stockholders’ equity:
Debt discount for conversion option	$33,350	$33,350
Issuance costs	$(1,136)	$(1,136)
Net carrying amount	$32,214	$32,214

The total estimated fair value of the Notes as of June 30, 2019 was approximately $176.9 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $31.92 on June 28, 2019, the if-converted value of the Notes of $142.3 million was less than their principal amount.

Interest expense related to the Notes is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Contractual interest expense	$539	$264	$1,078	$264
Amortization of debt discount	1,471	659	2,893	659
Amortization of issuance costs	166	74	326	74
Total interest expense	$2,176	$997	$4,297	$997

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

The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows:

(in thousands)	June 30, 2019
Conversion option	$33,350
Purchase of capped calls	$(8,907)
Issuance costs	$(1,136)
Total	$23,307

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
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of June 30, 2019 and December 31, 2018, approximately $11.5 million and $11.1 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
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

10.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the six months ended June 30, 2019 is presented below:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2018	797,501	$13.31	4.71	$20,767
Options granted	—	—
Options exercised	(159,615)	13.10
Options canceled	—	—
Outstanding at June 30, 2019	637,886	$13.36	4.11	$11,838

At June 30, 2019, there was no unrecognized compensation cost related to options. As of June 30, 2019, there were 2,017,431 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the six months ended June 30, 2019 employees purchased 61,691 shares of common stock at an average price of $29.32. During the six months ended June 30, 2018, employees purchased 78,563 shares of common stock at an average price of $20.69. As of June 30, 2019, there were 966,693 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Expected term (in years)	0.50	0.50	0.50	0.50
Volatility	33% - 45.2%	29% - 37.8%	33% - 45.2%	29% - 37.8%
Risk-free interest rate	2.43% - 2.51%	1.39% - 2.09%	2.43% - 2.51%	1.39% - 2.09%
Dividend yield	0%	0%	0%	0%

Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2019 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2018	1,807,180	$23.13
Granted	728,625	33.25
Vested	(804,810)	21.17
Forfeited	(60,442)	25.86
Outstanding at June 30, 2019	1,670,553	$28.39

At June 30, 2019, there was $39.8 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.92 years.
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$1,178	$966	$2,156	$1,713
Research and development	1,034	755	1,856	1,362
Sales and marketing	1,758	1,655	3,478	3,151
General and administrative	2,139	2,020	4,163	3,757
Total stock-based compensation	$6,109	$5,396	$11,653	$9,983

11. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
(in thousands)
Revenue
Product	$23,132	$21,824	$37,135	$42,911
Service	21,627	20,862	42,933	40,017
Total revenue	44,759	42,686	80,068	82,928

Cost of revenue
Product	6,912	6,683	12,246	13,028
Service	10,831	10,352	21,121	20,348
Total cost of revenue	17,743	17,035	33,367	33,376

Gross profit
Product	16,220	15,141	24,889	29,883
Service	10,796	10,510	21,812	19,669
Total gross profit	27,016	25,651	46,701	49,552

Operating expenses	30,956	28,765	61,701	57,460
Interest income (expense), net and other	(997)	(995)	(1,708)	(1,059)
Loss before income taxes	$(4,937)	$(4,109)	$(16,708)	$(8,967)

12.	Income Taxes
The Company recorded a $0.1 million and $0.6 million benefit from income taxes for the six months ended June 30, 2019 and 2018, respectively. The benefit recorded for the six months ended June 30, 2019 was primarily due to the accretion of the deferred tax liability associated with indefinite lived intangibles, the tax effect of unrealized gains on investments recorded within other comprehensive income, taxes on international operations and state income taxes. The benefit recorded for the six months ended June 30, 2018 was primarily due to a reduction in the U.S. valuation allowance attributable to indefinite lived intangibles becoming a source of future taxable income to realize the deferred tax asset recorded for the U.S. federal net operating loss generated in the current year. This deferred tax asset will have an indefinite carryforward period as a result of recently enacted tax law changes. The benefit recorded was offset by taxes on international operations and state income taxes.
As of June 30, 2019, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of June 30, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2018.

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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue decreased 3.4% from $82.9 million for the six months ended June 30, 2018 to $80.1 million for the six months ended June 30, 2019. For the six months ended June 30, 2019, we recorded a net loss of $16.6 million compared to a net loss of $8.3 million for the six months ended June 30, 2018.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 8.3%, 10.2% and 10.2% of our revenue in the six months ended June 30, 2019, and the years ended December 31, 2018 and 2017, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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

	Three months ended June 30,				Six months ended June 30,
Consolidated statement of operations data:	2019		2018		2019		2018
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$23,132	51.7%	$21,824	51.1%	$37,135	46.4%	$42,911	51.7%
Service	21,627	48.3	20,862	48.9	42,933	53.6	40,017	48.3
Total revenue	44,759	100.0	42,686	100.0	80,068	100.0	82,928	100.0
Cost of revenue
Product	6,912	15.4	6,683	15.6	12,246	15.3	13,028	15.7
Service	10,831	24.2	10,352	24.3	21,121	26.4	20,348	24.5
Total cost of revenue	17,743	39.6	17,035	39.9	33,367	41.7	33,376	40.2
Gross profit	27,016	60.4	25,651	60.1	46,701	58.3	49,552	59.8
Operating expenses:
Research and development	8,943	20.0	7,323	17.1	17,089	21.3	14,637	17.7
Sales and marketing	15,478	34.6	15,266	35.8	31,497	39.3	30,288	36.5
General and administrative	6,535	14.6	6,176	14.5	13,115	16.4	12,535	15.1
Total operating expenses	30,956	69.2	28,765	67.4	61,701	77.1	57,460	69.3
Loss from operations	(3,940)	(8.8)	(3,114)	(7.3)	(15,000)	(18.7)	(7,908)	(9.5)
Interest income	1,332	3.0	530	1.2	2,611	3.3	745	0.9
Interest expense	(2,170)	(4.8)	(997)	(2.3)	(4,291)	(5.4)	(997)	(1.2)
Other expense, net	(159)	(0.4)	(528)	(1.2)	(28)	—	(807)	(1.0)
Loss before income taxes	(4,937)	(11.0)	(4,109)	(9.6)	(16,708)	(20.9)	(8,967)	(10.8)
Benefit from income taxes	80	0.2	555	1.3	116	0.1	643	0.8
Net loss	$(4,857)	(10.9)%	$(3,554)	(8.3)%	$(16,592)	(20.7)%	$(8,324)	(10.0)%

Revenue:

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change		2019	2018	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$14,504	$15,049	$(545)	(3.6)%	$24,564	$27,697	$(3,133)	(11.3)%
Software	8,628	6,775	1,853	27.4	12,571	15,214	(2,643)	(17.4)
Total product	23,132	21,824	1,308	6.0	37,135	42,911	(5,776)	(13.5)

Service revenue
Maintenance and support	16,928	15,505	1,423	9.2	33,321	29,470	3,851	13.1
Professional services and training	4,699	5,357	(658)	(12.3)	9,612	10,547	(935)	(8.9)
Total service	21,627	20,862	765	3.7	42,933	40,017	2,916	7.3
Total revenue	$44,759	$42,686	$2,073	4.9%	$80,068	$82,928	$(2,860)	(3.4)
Three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Total revenue increased $2.1 million, or 4.9%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Product revenue increased $1.3 million, or 6.0%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Device revenue decreased $0.5 million, or 3.6%, and software revenue increased $1.9 million, or 27.4%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in device revenue was driven primarily by a decrease in the average selling price of badges and related accessories to a non-healthcare customer. The increase in software revenue is primarily due to an increase in sales of new software licenses and expansions of existing customer licenses.
Service revenue increased $0.8 million, or 3.7%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Software maintenance and support revenue increased $1.4 million, or 9.2%, and professional services and training revenue decreased $0.7 million, or 12.3%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to a decrease in implementation services for our solutions.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Total revenue decreased $2.9 million, or 3.4%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Product revenue decreased $5.8 million, or 13.5%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Device revenue decreased $3.1 million, or 11.3%, and software revenue decreased $2.6 million, or 17.4%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in device revenue was driven primarily by lower device shipments and a decrease in the average selling price of the badge and related accessories to a non-healthcare customer in the second quarter. The decrease in software revenue is primarily due to a decrease in sales of new software licenses and expansions of existing customer licenses.
Service revenue increased $2.9 million, or 7.3%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Software maintenance and support revenue increased $3.9 million, or 13.1%, and professional services and training revenue decreased $0.9 million, or 8.9%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to a decrease in implementation services for our solutions.

Cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change		2019	2018	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$6,912	$6,683	$229	3.4%	$12,246	$13,028	$(782)	(6.0)%
Service	10,831	10,352	479	4.6	21,121	20,348	773	3.8
Total cost of revenue	$17,743	$17,035	$708	4.2%	$33,367	$33,376	$(9)	—%

Gross margin
Product	70.1%	69.4%	0.7%		67.0%	69.6%	(2.6)%
Service	49.9%	50.4%	(0.5)%		50.8%	49.2%	1.6%
Total gross margin	60.4%	60.1%	0.3%		58.3%	59.8%	(1.5)%
Three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Cost of product revenue increased $0.2 million, or 3.4%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This was primarily driven by higher product revenue. For the same comparative periods, product gross margin as a percentage of product revenue increased primarily as a result of higher mix of software revenue.
Cost of service revenue increased $0.5 million, or 4.6%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The cost of service revenue increased primarily due to increased headcount. For the same comparative periods, service gross margin as a percentage of service revenue decreased primarily as a result of increased compensation costs associated with increased headcount and lower professional services and training revenue.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Cost of product revenue decreased $0.8 million, or 6.0%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This was primarily driven by lower device revenue. For the same comparative periods, product gross margin as a percentage of product revenue decreased primarily as a result of a lower product revenue.
Cost of service revenue increased $0.8 million, or 3.8%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The cost of service revenue increased primarily due to increased headcount. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of a higher mix of support and maintenance revenue.

Operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change		2019	2018	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$8,943	$7,323	$1,620	22.1%	$17,089	$14,637	$2,452	16.8%
Sales and marketing	15,478	15,266	212	1.4	31,497	30,288	1,209	4.0
General and administrative	6,535	6,176	359	5.8	13,115	12,535	580	4.6
Total operating expenses	$30,956	$28,765	$2,191	7.6%	$61,701	$57,460	$4,241	7.4%
Three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Research and development expense. Research and development expense increased $1.6 million or 22.1% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This was primarily due to an increase in compensation, benefits and hiring costs as a result of increased headcount and a $0.3 million increase in outside services.
Sales and marketing expense. Sales and marketing expense increased $0.2 million or 1.4% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This was primarily due to a $0.4 million increase in compensation, benefits and hiring costs, offset by a reduction in outside services.

General and administrative expense. General and administrative expense increased $0.4 million, or 5.8%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This was primarily due to an increase in compensation and benefits as a result of increased headcount.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Research and development expense. Research and development expense increased $2.5 million or 16.8% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This was primarily due to an increase in compensation, benefits and hiring costs as a result of increased headcount and a $0.4 million increase in outside services. This increase was partially offset by a $0.3 million reduction in outside development.
Sales and marketing expense. Sales and marketing expense increased $1.2 million or 4.0% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This was primarily due to a $0.7 million increase in marketing development costs, a $0.3 million increase in travel expense and a $0.3 million increase in compensation, benefits and hiring costs. These increases were partially offset by a $0.2 million decrease in outside services.
General and administrative expense. General and administrative expense increased $0.6 million, or 4.6%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This was primarily due to an increase in compensation and benefits as a result of increased headcount.

Interest Income and Other Expense, Net:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Interest income	$1,332	$530	$802	$2,611	$745	$1,866
Interest expense	(2,170)	(997)	(1,173)	(4,291)	(997)	(3,294)
Other expense, net	(159)	(528)	369	(28)	(807)	779
Three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Interest income. Interest income increased $0.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was due to higher cash and short-term investment balances and earning a higher rate of return on our investments. For further discussion on the Notes, please refer to Note 8 to the condensed consolidated financial statements.
Interest expense. For the three months ended June 30, 2019 we had interest expense of $2.2 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes.
Other expense, net. The change in other expense in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to foreign exchange fluctuations.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Interest income. Interest income increased $1.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was due to higher cash and short-term investment balances and earning a higher rate of return on our investments. For further discussion on the Notes, please refer to Note 8 to the condensed consolidated financial statements.
Interest expense. For the six months ended June 30, 2019 we had interest expense of $4.3 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes.
Other expense, net. The change in other expense in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to foreign exchange fluctuations.
Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents and short-term investments of $215.4 million. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Six months ended June 30,
(in thousands)	2019	2018
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$81	$1,411
Net cash provided by (used in) investing activities	16,066	(128,450)
Net cash provided by (used in) financing activities	(5,522)	125,793
Net increase (decrease) in cash and cash equivalents	$10,625	$(1,246)
Operating activities
Cash provided by operating activities was $0.1 million for the six months ended June 30, 2019, due to a net loss of $16.6 million, offset by non-cash items such as stock-based compensation of $11.7 million, amortization of debt discount and issuance costs of $3.2 million, an decrease in lease-related performance liabilities of $0.6 million and depreciation and amortization of $3.8 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $10.4 million, an increase of $1.5 million in other receivables, an increase of $0.8 million in inventories, an increase of $0.5 million in prepaid expenses and other assets, a decrease of $0.8 million in accounts payable, a decrease of $2.7 million in accrued payroll and other liabilities and a $6.0 million decrease in deferred revenue.
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

Investing activities
Cash provided by investing activities was $16.1 million for the six months ended June 30, 2019, due to $61.2 million of short-term investment maturities, offset by $43.4 million for purchases of short-term investments. An additional $1.8 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $128.5 million for the six months ended June 30, 2018, due to $21.7 million of short-term investment maturities, offset by $148.2 million for purchases of short-term investments. An additional $1.9 million of cash was used for the purchase of property and equipment and leasehold improvements.

Financing activities
Cash used in financing activities was $5.5 million for the six months ended June 30, 2019, attributable to $2.1 million of proceeds from stock option exercises, $1.8 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.6 million of cash from lease-related performance obligations. This was partially offset by $10.1 million cash paid for employee taxes collected via net share settlement.
Cash provided by financing activities was $125.8 million for the six months ended June 30, 2018, attributable to $139.1 million of proceeds from issuance of the Notes, net of issuance costs, $2.0 million of proceeds from stock option exercises, $1.6 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.1 million of cash from lease-related performance obligations. This was partially offset by $8.9 million cash paid for the capped call that we purchased at the time of the issuance of the Notes and $8.0 million cash paid for employee taxes collected via net share settlement.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 9 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.

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
As of June 30, 2019, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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
We have incurred significant losses in the past and reported a net loss of $16.6 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $148.9 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 95%, 97% and 97% of our revenue for the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
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

Our success depends, in part, upon our ability to develop and introduce new solutions and to add features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements. Similarly, our new solutions and features may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We expect to incur costs associated with the development and introduction of new solutions before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges (like the new Smartbadge), which can require customers to perform software upgrades to their systems, and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our solutions. We also may incur substantial costs or delays in the manufacture of any additional new products or models as we seek to optimize production methods and processes at our contract manufactures. In addition, we expect that we may at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

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
Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the three months ended June 30, 2019 and the years ended December 31, 2018 and 2017, we generated approximately 15%, 18% and 18%, respectively of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 30% and 26% of our accounts receivable as of June 30, 2019 and December 31, 2018, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, retail, including hospitality, retail, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 5%, 3% and 3% of our revenue for the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 42%, 35% and 32% of our revenue for the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, we generated 8.3%, 10.2% and 10.2% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that our directors may be removed only for “cause” and only with the approval of the holders of at least 66 2/3rds percent of our outstanding stock; and

•	require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws.
Section 203 of the Delaware General Corporation Law may also discourage, delay or prevent a change of control of our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Index Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in Inline XBRL.

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

VOCERA COMMUNICATIONS, INC.
Date: August 5, 2019	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: August 5, 2019	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)