Form 10-Q
period 2019-09-30
VOCERA COMMUNICATIONS, INC.
filed 2019-11-04
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
_____________________________________________
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Common Stock, $0.0003 par value	VCRA	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2019
Common Stock, $0.0003 par value per share	31,485,822

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$90,226	$34,276
Short-term investments	130,702	186,894
Accounts receivable, net of allowance	36,766	40,127
Other receivables	6,234	4,148
Inventories	4,336	4,350
Prepaid expenses and other current assets	5,561	4,691
Total current assets	273,825	274,486
Property and equipment, net	8,340	7,468
Intangible assets, net	6,051	9,070
Goodwill	49,246	49,246
Deferred commissions	9,968	10,303
Other long-term assets	6,853	1,525
Total assets	$354,283	$352,098
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,827	$4,217
Accrued payroll and other current liabilities	14,099	12,885
Deferred revenue, current	44,658	44,053
Total current liabilities	62,584	61,155
Deferred revenue, long-term	11,521	14,579
Convertible senior notes, net	115,452	110,540
Other long-term liabilities	6,281	2,957
Total liabilities	195,838	189,231
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of September 30, 2019 and December 31, 2018; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 31,481,257 and 30,708,138 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	10	9
Additional paid-in capital	306,762	295,647
Accumulated other comprehensive income (loss)	313	(443)
Accumulated deficit	(148,640)	(132,346)
Total stockholders’ equity	158,445	162,867
Total liabilities and stockholders’ equity	$354,283	$352,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Product	$28,511	$27,341	$65,646	$70,252
Service	22,270	20,481	65,203	60,498
Total revenue	50,781	47,822	130,849	130,750
Cost of revenue
Product	8,204	6,819	20,450	19,847
Service	10,689	9,865	31,810	30,213
Total cost of revenue	18,893	16,684	52,260	50,060
Gross profit	31,888	31,138	78,589	80,690
Operating expenses
Research and development	8,363	7,993	25,452	22,630
Sales and marketing	15,506	15,654	47,003	45,942
General and administrative	6,420	6,438	19,535	18,973
Total operating expenses	30,289	30,085	91,990	87,545
Income (loss) from operations	1,599	1,053	(13,401)	(6,855)
Interest income	1,299	1,110	3,910	1,855
Interest expense	(2,233)	(2,106)	(6,524)	(3,103)
Other expense, net	(145)	(158)	(173)	(965)
Income (loss) before income taxes	520	(101)	(16,188)	(9,068)
Benefit from (provision for) income taxes	(222)	(148)	(106)	495
Net income (loss)	$298	$(249)	$(16,294)	$(8,573)

Income (loss) per share
Basic	$0.01	$(0.01)	$(0.52)	$(0.29)
Diluted	$0.01	$(0.01)	$(0.52)	$(0.29)
Weighted average shares used to compute net income (loss) per share
Basic	31,459	30,230	31,170	29,861
Diluted	31,944	30,230	31,170	29,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$298	$(249)	$(16,294)	$(8,573)
Other comprehensive income (loss), net:
Change in unrealized gain (loss) on investments, net of tax	37	70	756	(132)
Comprehensive income (loss)	$335	$(179)	$(15,538)	$(8,705)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Nine months ended September 30, 2018
	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2017	29,412,116	$9	$250,854	$(191)	$(122,672)	$128,000
Exercise of stock options	59,527	—	958	—	—	958
RSUs released net of shares withheld for tax settlement	62,834	—	(987)	—	—	(987)
Common stock issued under employee stock purchase plan	—	—	—	—	—	—
Equity component of convertible senior notes, net	—	—	—	—	—	—
Employee stock-based compensation expense	—	—	4,587	—	—	4,587
Net loss	—	—	—	—	(4,770)	(4,770)
Other comprehensive loss	—	—	—	(83)	—	(83)
Balance at March 31, 2018	29,534,477	9	255,412	(274)	(127,442)	127,705
Exercise of stock options	56,683	—	1,004	—	—	1,004
RSUs released net of shares withheld for tax settlement	422,247	—	(6,932)	—	—	(6,932)
Common stock issued under employee stock purchase plan	78,563	—	1,625	—	—	1,625
Equity component of convertible senior notes, net	—	—	23,307	—	—	23,307
Employee stock-based compensation expense	—	—	5,396	—	—	5,396
Net loss	—	—	—	—	(3,554)	(3,554)
Other comprehensive loss	—	—	—	(119)	—	(119)
Balance at June 30, 2018	30,091,970	9	279,812	(393)	(130,996)	148,432
Exercise of stock options	319,116	—	4,477	—	—	4,477
RSUs released net of shares withheld for tax settlement	45,101	—	(847)	—	—	(847)
Employee stock-based compensation expense	—	—	5,494	—	—	5,494
Net loss	—	—	—	—	(249)	(249)
Other comprehensive gain	—	—	—	70	—	70
Balance at September 30, 2018	30,456,187	$9	$288,936	$(323)	$(131,245)	$157,377

	Nine months ended September 30, 2019
	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount

Balance at December 31, 2018	30,708,138	$9	$295,647	$(443)	$(132,346)	$162,867
Exercise of stock options	122,376	—	1,564	—	—	1,564
RSUs released net of shares withheld for tax settlement	60,603	—	(1,271)	—	—	(1,271)
Employee stock-based compensation expense	—	—	5,544	—	—	5,544
Net loss	—	—	—	—	(11,735)	(11,735)
Other comprehensive gain	—	—	—	425	—	425
Balance at March 31, 2019	30,891,117	9	301,484	(18)	(144,081)	157,394
Exercise of stock options	37,239	—	527	—	—	527
RSUs released net of shares withheld for tax settlement	434,838	—	(8,796)	—	—	(8,796)
Common stock issued under employee stock purchase plan	61,691	—	1,809	—	—	1,809
Employee stock-based compensation expense	—	—	6,109	—	—	6,109
Net loss	—	—	—	—	(4,857)	(4,857)
Other comprehensive gain	—	—	—	294	—	294
Balance at June 30, 2019	31,424,885	9	301,133	276	(148,938)	152,480
Exercise of stock options	10,820	—	157	—	—	157
RSUs released net of shares withheld for tax settlement	45,552	1	(697)	—	—	(696)
Employee stock-based compensation expense	—	—	6,169	—	—	6,169
Net income	—	—	—	—	298	298
Other comprehensive gain	—	—	—	37	—	37
Balance at September 30, 2019	31,481,257	$10	$306,762	$313	$(148,640)	$158,445

The accompanying notes are an integral part of these condensed consolidated financial statements

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(16,294)	$(8,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,708	5,668
Change in lease-related performance obligations	(851)	298
Stock-based compensation expense	17,822	15,477
Amortization of debt discount and issuance costs	4,912	2,301
Other	556	24
Changes in operating assets and liabilities:
Accounts receivable	3,361	(1,873)
Other receivables	(2,187)	(958)
Inventories	(51)	(863)
Prepaid expenses and other assets	(1,295)	(605)
Deferred commissions	336	826
Accounts payable	(1,206)	435
Accrued payroll and other liabilities	(2,090)	(3,389)
Deferred revenue	(2,453)	(843)
Net cash provided by operating activities	6,268	7,925
Cash flows from investing activities
Purchase of property and equipment	(2,807)	(3,624)
Purchase of short-term investments	(43,384)	(171,039)
Maturities of short-term investments	101,241	41,431
Net cash provided by (used in) investing activities	55,050	(133,232)
Cash flows from financing activities
Cash from lease-related performance obligations	1,338	320
Proceeds from issuance of convertible senior notes, net of issuance costs	—	138,854
Payment for purchase of capped calls	—	(8,907)
Proceeds from issuance of common stock from the employee stock purchase plan	1,809	1,625
Proceeds from exercise of stock options	2,248	6,439
Tax withholdings paid on behalf of employees for net share settlement	(10,763)	(8,779)
Net cash provided by (used in) financing activities	(5,368)	129,552
Net increase in cash and cash equivalents	55,950	4,245
Cash and cash equivalents at beginning of period	34,276	28,726
Cash and cash equivalents at end of period	$90,226	$32,971

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$931	$142

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
The Vocera communication and collaboration solution includes: an intelligent enterprise software platform; a lightweight, wearable, voice-controlled communication badge and newly introduced Smartbadge; and smartphone applications. The solution enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to a range of smartphones or the Smartbadge both inside and outside the hospital, replacing legacy pagers and in-building wireless phones.
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
Except for the change in certain accounting policies upon adoption of the accounting standards described below, there have been no material changes to the Company’s significant accounting policies compared to the accounting policies presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, warranty reserves, inventory reserves, bonuses, goodwill and intangible assets, stock-based compensation expense, provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.
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
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of future payments. The operating lease right of use asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease components and nonlease components as a single lease component.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Product revenue
Device	$19,002	$17,031	$43,566	$44,728
Software	9,509	10,310	22,080	25,524
Total product	28,511	27,341	65,646	70,252

Service revenue
Maintenance and support	17,538	16,023	50,859	45,493
Professional services and training	4,732	4,458	14,344	15,005
Total service	22,270	20,481	65,203	60,498
Total revenue	$50,781	$47,822	$130,849	$130,750

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
Maintenance and support revenue - The Company generates maintenance and support revenue primarily from post contract support (PCS) contracts, and, to a lesser extent, from sales of extended warranties on the Vocera Badge. The majority of software sales are in conjunction with PCS contracts, which generally have one-year terms. The Company recognizes revenue from PCS contracts ratably over the contractual service period. The service period typically commences upon transfer of control of the corresponding software products to the customer. The Company recognizes revenue from extended warranty contracts ratably over their contractual service period, which is primarily two years. This period starts one year from the date on which the transfer of control on the underlying hardware occurs because the hardware generally carries a one-year warranty.
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
Contract balances - The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount and in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of September 30, 2019 and December 31, 2018 is presented in the accompanying condensed consolidated balance sheets. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of September 30, 2019 and December 31, 2018, contract assets totaling $4.5 million and $2.4 million, respectively, were included in prepaid and other current assets in the condensed consolidated balance sheets.

Costs to obtain and fulfill a contract - The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the condensed consolidated statements of operations. The Company determines its estimated period of benefit by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the three and nine months ended September 30, 2019 are as follows:

(in thousands)	June 30, 2019	Additions	Commissions Recognized	September 30, 2019
Deferred commissions	$9,918	$2,352	$(2,302)	$9,968

(in thousands)	December 31, 2018	Additions	Commissions Recognized	September 30, 2019
Deferred commissions	$10,303	$5,753	$(6,088)	$9,968
Of the $10.0 million total deferred commissions balance as of September 30, 2019, the Company expects to recognize approximately 49% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue - Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and primarily pertain to PCS and extended warranties. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the three and nine months ended September 30, 2019 are as follows:

(in thousands)	June 30, 2019	Additions	Revenue Recognized	September 30, 2019
Deferred revenue	$52,605	$22,839	$(19,265)	$56,179

(in thousands)	December 31, 2018	Additions	Revenue Recognized	September 30, 2019
Deferred revenue	$58,632	$56,022	$(58,475)	$56,179
Revenue recognized during the three and nine months ended September 30, 2019 from deferred revenue balances at the beginning of the period was $17.2 million and $40.0 million, respectively. Revenue recognized during the three and nine months ended September 30, 2018 from deferred revenue balances at the beginning of the period was $15.5 million and $36.9 million, respectively.
The “contracted but not recognized” performance obligations represent the Company’s deferred revenue and non-cancelable backlog amounts. This balance as of September 30, 2019 was $109.8 million, of which the Company expects to recognize approximately 59% as revenue over the next 12 months and the remainder thereafter.

3.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. During the nine months ended September 30, 2019, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at September 30, 2019 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the condensed consolidated financial statements for further information.

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2019 and December 31, 2018, are summarized as follows (in thousands):

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$76,990	$—	$76,990	$3,737	$—	$3,737
Commercial paper	—	2,991	2,991	—	16,570	16,570
U.S. government agency securities	—	—	—	—	3,325	3,325
U.S. Treasury securities	—	—	—	—	2,730	2,730
Corporate debt securities	—	127,711	127,711	—	166,759	166,759
Total assets measured at fair value	$76,990	$130,702	$207,692	$3,737	$189,384	$193,121

4.	Cash, Cash Equivalents and Short-Term Investments
The following tables present cash, cash equivalents and short-term investments (in thousands) as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$13,236	$—	$—	$13,236
Money market funds	76,990	—	—	76,990
Total cash and cash equivalents	90,226	—	—	90,226

Short-Term Investments:
Commercial paper	2,988	3	—	2,991
Corporate debt securities	127,092	623	(4)	127,711
Total short-term investments	130,080	626	(4)	130,702
Total cash, cash equivalents and short-term investments	$220,306	$626	$(4)	$220,928

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,049	$—	$—	$28,049
Money market funds	3,737	—	—	3,737
Commercial paper	2,491	—	(1)	2,490
Total cash and cash equivalents	34,277	—	(1)	34,276
Short-Term Investments:
Commercial paper	14,091	—	(11)	14,080
U.S. government agency securities	3,339	—	(14)	3,325
U.S. Treasury securities	2,740	—	(10)	2,730
Corporate debt securities	167,110	28	(379)	166,759
Total short-term investments	187,280	28	(414)	186,894
Total cash, cash equivalents and short-term investments	$221,557	$28	$(415)	$221,170

The Company has determined that the unrealized losses on its short-term investments as of September 30, 2019 and December 31, 2018 do not constitute an “other than temporary impairment.” The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalents and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of September 30, 2019
Cash and cash equivalents (1)	$90,226	$—	$90,226
Short-term investments	89,143	41,559	130,702
Cash, cash equivalents and short-term investments	$179,369	$41,559	$220,928

Balances as of December 31, 2018
Cash and cash equivalents (1)	$34,276	$—	$34,276
Short-term investments	109,451	77,443	186,894
Cash, cash equivalents and short-term investments	$143,727	$77,443	$221,170

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.	Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Numerator:
Net income (loss)	$298	$(249)	$(16,294)	$(8,573)

Denominator:
Weighted average shares used to compute net income (loss) per common share - basic	31,459	30,230	31,170	29,861
Weighted-average shares used to compute net income (loss) per common share - diluted	31,944	30,230	31,170	29,861

Net income (loss) per share
Basic	$0.01	$(0.01)	$(0.52)	$(0.29)
Diluted	$0.01	$(0.01)	$(0.52)	$(0.29)

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Options to purchase common stock, including ESPP	73	962	485	1,176
Restricted stock units	772	1,911	1,431	1,964

6.	Goodwill and Intangible Assets
Goodwill
As of September 30, 2019 and December 31, 2018, the Company had $49.2 million and $49.2 million of goodwill, respectively, with $41.2 million and $8.0 million allocated to the Company’s Product and Services operating segments, respectively. As of September 30, 2019, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.

The estimated useful lives and carrying value of acquired intangible assets are as follows:

		September 30, 2019			December 31, 2018
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 7	$10,050	$9,552	$498	$10,050	$7,731	$2,319
Customer relationships	7 to 9	10,920	5,534	5,386	10,920	4,645	6,275
Backlog	3	1,400	1,261	139	1,400	1,203	197
Non-compete agreements	2 to 4	460	460	—	460	460	—
Trademarks	3 to 7	1,110	1,082	28	1,110	831	279
Intangible assets, net book value		$23,940	$17,889	$6,051	$23,940	$14,870	$9,070

Amortization expense was $1.0 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense was $3.0 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of September 30, 2019 was as follows:

(in thousands)	Future amortization
2019 (remaining three months)	$704
2020	1,242
2021	1,130
2022	1,050
2023	1,050
2024	875
Future amortization expense	$6,051

7.	Balance Sheet Components
Inventories

(in thousands)	September 30, 2019	December 31, 2018
Raw materials	$853	$197
Finished goods	3,483	4,153
Total inventories	$4,336	$4,350

Property and equipment, net

(in thousands)	September 30, 2019	December 31, 2018
Computer equipment and software	$12,695	$10,433
Furniture, fixtures and equipment	2,295	2,246
Leasehold improvements	5,126	5,183
Manufacturing tools and equipment	2,555	2,371
Construction in process	730	520
Property and equipment, at cost	23,401	20,753
Less: Accumulated depreciation	(15,061)	(13,285)
Property and equipment, net	$8,340	$7,468
Depreciation and amortization expense for property and equipment was $0.9 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense for property and equipment was $2.7 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Minimum payments to be received on sales-type leases	$2,360	$2,111
Less: Unearned interest income and executory revenue portion	(1,291)	(1,387)
Net investment in sales-type leases	1,069	724
Less: Current portion	(597)	(427)
Non-current net investment in sales-type leases	$472	$297
Sales-type lease activity recognized in the condensed consolidated statement of operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Lease revenue	$2,228	$535	$5,592	$2,035
Less: Cost of lease shipments	(676)	(30)	(1,533)	(258)
Gross profit	$1,552	505	$4,059	$1,777

Interest income (expense), net on lease receivable	$(5)	$(2)	$(5)	$(3)
Initial direct cost incurred	$89	$22	$229	$94

There were no allowances for doubtful accounts on these leases as of September 30, 2019 and December 31, 2018. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of September 30, 2019 were as follows:

(in thousands)	Future lease payments
2019 (remaining three months)	$282
2020	998
2021	615
2022	387
2023	78
Total	$2,360

Accrued payroll and other current liabilities

(in thousands)	September 30, 2019	December 31, 2018
Payroll and related expenses	$5,424	$7,241
Accrued payables	2,862	2,115
Operating lease liabilities, current portion	2,028	—
Lease financing, current portion	1,051	956
Product warranty	401	376
Customer prepayments	550	629
Sales and use tax payable	377	379
Other	1,406	1,189
Total accrued payroll and other current liabilities	$14,099	$12,885

The changes in the Company’s product warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Warranty balance at the beginning of the period	$355	$306	$376	$353
Warranty expense accrued for shipments during the period	138	131	307	345
Changes in estimate related to pre-existing warranties	(45)	(45)	(131)	(179)
Warranty settlements made	(47)	(41)	(151)	(168)
Total product warranty	$401	$351	$401	$351

Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases have remaining lease terms of approximately three months to three and a half years. Operating lease cost, including short-term operating leases was $0.6 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively.
Supplemental balance sheet information related to leases was as follows:

(in thousands)	September 30, 2019
Other long-term assets	$4,943

Accrued payroll and other current liabilities	2,028
Other long-term liabilities	3,993
Total operating lease liabilities	$6,021
Other information related to leases was as follows:

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2019	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$645	$1,909
Right-of-use assets obtained in exchange for lease obligations	$—	$1,018
Weighted average remaining lease term	2.62 years	2.62 years
Weighted average discount rate	8%	8%

Maturities of lease liabilities as of September 30, 2019 are as follows:

(in thousands)	Operating leases
2019 (remaining three months)	$457
2020	2,627
2021	2,581
2022	977
2023	35
Total maturities of lease liabilities	6,677
Less imputed interest	$(656)
Total	$6,021
As of September 30, 2019, we have entered into an operating lease that has not yet commenced of $1.6 million, primarily related to research and development facilities. This lease will commence in the fourth quarter of 2019 with a lease term of five years.

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
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is the Company’s current intent and policy to settle conversions through combination settlement which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. During the nine months ended September 30, 2019, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the nine months ended September 30, 2019 and are classified as long-term debt.
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
The Notes consist of the following:

(in thousands)	September 30, 2019	December 31, 2018
Liability:
Principal	$143,750	$143,750
Unamortized debt discount	(25,431)	(29,846)
Unamortized issuance costs	(2,867)	(3,364)
Net carrying amount	$115,452	$110,540

Stockholders’ equity:
Debt discount for conversion option	$33,350	$33,350
Issuance costs	$(1,136)	$(1,136)
Net carrying amount	$32,214	$32,214

The total estimated fair value of the Notes as of September 30, 2019 was approximately $150.7 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $24.65 on September 30, 2019, the if-converted value of the Notes of $109.9 million was less than their principal amount.

Interest expense related to the Notes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Contractual interest expense	$539	$539	$1,617	$803
Amortization of debt discount	1,521	1,408	4,414	2,067
Amortization of issuance costs	172	159	498	233
Total interest expense	$2,232	$2,106	$6,529	$3,103

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
The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows:

(in thousands)	September 30, 2019
Conversion option	$33,350
Purchase of capped calls	$(8,907)
Issuance costs	$(1,136)
Total	$23,307

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
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of September 30, 2019 and December 31, 2018, approximately $7.3 million and $11.1 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
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

10.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the nine months ended September 30, 2019 is presented below:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2018	797,501	$13.31	4.71	$20,767
Options granted	—	—
Options exercised	(170,435)	13.19
Options canceled	(4,000)	10.41
Outstanding at September 30, 2019	623,066	$13.36	3.94	$7,050

At September 30, 2019, there was no unrecognized compensation cost related to options. As of September 30, 2019, there were 1,981,985 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the nine months ended September 30, 2019 employees purchased 61,691 shares of common stock at an average price of $29.32. During the nine months ended September 30, 2018, employees purchased 78,563 shares of common stock at an average price of $20.69. As of September 30, 2019, there were 966,693 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Expected term (in years)	0.50	0.50	0.50	0.50
Volatility	45.2%	37.8%	33% - 45.2%	29% - 37.8%
Risk-free interest rate	2.43%	2.09%	2.43% - 2.51%	1.39% - 2.09%
Dividend yield	0%	0%	0%	0%

Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2019 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2018	1,807,180	$23.13
Granted	813,962	32.30
Vested	(876,517)	20.98
Forfeited	(81,397)	26.88
Outstanding at September 30, 2019	1,663,228	$28.56

At September 30, 2019, there was $34.4 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.78 years.
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$1,175	$923	$3,331	$2,636
Research and development	1,022	802	2,878	2,164
Sales and marketing	1,808	1,755	5,286	4,906
General and administrative	2,164	2,014	6,327	5,771
Total stock-based compensation	$6,169	$5,494	$17,822	$15,477

11. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
(in thousands)
Revenue
Product	$28,511	$27,341	$65,646	$70,252
Service	22,270	20,481	65,203	60,498
Total revenue	50,781	47,822	130,849	130,750

Cost of revenue
Product	8,204	6,819	20,450	19,847
Service	10,689	9,865	31,810	30,213
Total cost of revenue	18,893	16,684	52,260	50,060

Gross profit
Product	20,307	20,522	45,196	50,405
Service	11,581	10,616	33,393	30,285
Total gross profit	31,888	31,138	78,589	80,690

Operating expenses	30,289	30,085	91,990	87,545
Interest expense, net and other	(1,079)	(1,154)	(2,787)	(2,213)
Income (loss) before income taxes	$520	$(101)	$(16,188)	$(9,068)

12.	Income Taxes
The Company recorded a (0.1) million and 0.5 million (provision for) benefit from income taxes for the nine months ended September 30, 2019 and 2018, respectively. The provision recorded for the nine months ended September 30, 2019 was primarily due to the accretion of the deferred tax liability associated with indefinite lived intangibles, the tax effect of unrealized gains on investments recorded within other comprehensive income, taxes on international operations and state income taxes. The benefit recorded for the nine months ended September 30, 2018 was primarily due to a reduction in the U.S. valuation allowance attributable to indefinite lived intangibles becoming a source of future taxable income to realize the deferred tax asset recorded for the U.S. federal net operating loss generated in the current year. This deferred tax asset will have an indefinite carryforward period as a result of recently enacted tax law changes. The benefit recorded was offset by taxes on international operations and state income taxes.
As of September 30, 2019, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of September 30, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2018.

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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 0.1% from $130.8 million for the nine months ended September 30, 2018 to $130.9 million for the nine months ended September 30, 2019. Our total deferred revenue and backlog was $122.4 million as of September 30, 2019 compared to $117.2 million as of September 30, 2018. For the nine months ended September 30, 2018, we recorded a net loss of $8.6 million compared to a net loss of $16.3 million for the nine months ended September 30, 2019.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 8.7%, 10.2% and 10.2% of our revenue in the nine months ended September 30, 2019, and the years ended December 31, 2018 and 2017, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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

	Three months ended September 30,				Nine months ended September 30,
Consolidated statement of operations data:	2019		2018		2019		2018
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$28,511	56.1%	$27,341	57.2%	$65,646	50.2%	$70,252	53.7%
Service	22,270	43.9	20,481	42.8	65,203	49.8	60,498	46.3
Total revenue	50,781	100.0	47,822	100.0	130,849	100.0	130,750	100.0
Cost of revenue
Product	8,204	16.1	6,819	14.3	20,450	15.6	19,847	15.2
Service	10,689	21.0	9,865	20.6	31,810	24.3	30,213	23.1
Total cost of revenue	18,893	37.2	16,684	34.9	52,260	39.9	50,060	38.3
Gross profit	31,888	62.8	31,138	65.1	78,589	60.1	80,690	61.7
Operating expenses:
Research and development	8,363	16.5	7,993	16.7	25,452	19.5	22,630	17.3
Sales and marketing	15,506	30.6	15,654	32.7	47,003	35.9	45,942	35.1
General and administrative	6,420	12.6	6,438	13.5	19,535	14.9	18,973	14.5
Total operating expenses	30,289	59.6	30,085	62.9	91,990	70.3	87,545	66.9
Income (loss) from operations	1,599	3.1	1,053	2.2	(13,401)	(10.2)	(6,855)	(5.2)
Interest income	1,299	2.6	1,110	2.3	3,910	3.0	1,855	1.4
Interest expense	(2,233)	(4.4)	(2,106)	(4.4)	(6,524)	(5.0)	(3,103)	(2.4)
Other expense, net	(145)	(0.3)	(158)	(0.3)	(173)	(0.1)	(965)	(0.7)
Income (loss) before income taxes	520	1.0	(101)	(0.2)	(16,188)	(12.4)	(9,068)	(6.9)
Benefit from (provision for) income taxes	(222)	(0.5)	(148)	(0.3)	(106)	(0.1)	495	0.4
Net income (loss)	$298	0.6%	$(249)	(0.5)%	$(16,294)	(12.5)%	$(8,573)	(6.6)%

Revenue:

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change		2019	2018	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$19,002	$17,031	$1,971	11.6%	$43,566	$44,728	$(1,162)	(2.6)%
Software	9,509	10,310	(801)	(7.8)	22,080	25,524	(3,444)	(13.5)
Total product	28,511	27,341	1,170	4.3	65,646	70,252	(4,606)	(6.6)

Service revenue
Maintenance and support	17,538	16,023	1,515	9.5	50,859	45,493	5,366	11.8
Professional services and training	4,732	4,458	274	6.1	14,344	15,005	(661)	(4.4)
Total service	22,270	20,481	1,789	8.7	65,203	60,498	4,705	7.8
Total revenue	$50,781	$47,822	$2,959	6.2%	$130,849	$130,750	$99	0.1
Three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Total revenue increased $3.0 million, or 6.2%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Product revenue increased $1.2 million, or 4.3%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Device revenue increased $2.0 million, or 11.6%, and software revenue decreased $0.8 million, or 7.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in device revenue was driven primarily by an increase in the unit volume of badges and related accessories to a non-healthcare customer. The decrease in software revenue is primarily due to a decrease in sales of new software licenses.
Service revenue increased $1.8 million, or 8.7%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Software maintenance and support revenue increased $1.5 million, or 9.5%, and professional services and training revenue increased $0.3 million, or 6.1%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to an increase in implementation services for our solutions.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Total revenue increased $0.1 million, or 0.1%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Product revenue decreased $4.6 million, or 6.6%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Device revenue decreased $1.2 million, or 2.6%, and software revenue decreased $3.4 million, or 13.5%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in device revenue was driven primarily by a decrease in the average selling price of the badge and related accessories to a non-healthcare customer. The decrease in software revenue is primarily due to a decrease in sales of new software licenses and expansions of existing customer licenses.
Service revenue increased $4.7 million, or 7.8%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Software maintenance and support revenue increased $5.4 million, or 11.8%, and professional services and training revenue decreased $0.7 million, or 4.4%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to a decrease in implementation services for our solutions.

Cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change		2019	2018	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$8,204	$6,819	$1,385	20.3%	$20,450	$19,847	$603	3.0%
Service	10,689	9,865	824	8.4	31,810	30,213	1,597	5.3
Total cost of revenue	$18,893	$16,684	$2,209	13.2%	$52,260	$50,060	$2,200	4.4%

Gross margin
Product	71.2%	75.1%	(3.9)%		68.8%	71.7%	(2.9)%
Service	52.0%	51.8%	0.2%		51.2%	50.1%	1.1%
Total gross margin	62.8%	65.1%	(2.3)%		60.1%	61.7%	(1.6)%
Three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Cost of product revenue increased $1.4 million, or 20.3%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This was primarily driven by higher device revenue. For the same comparative periods, product gross margin as a percentage of product revenue decreased primarily as a result of lower mix of software revenue.
Cost of service revenue increased $0.8 million, or 8.4%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The cost of service revenue increased primarily due to increased headcount. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of increased professional services and training revenue.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Cost of product revenue increased $0.6 million, or 3.0%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This was primarily driven by an increase in device volume and increased headcount. For the same comparative periods, product gross margin as a percentage of product revenue decreased primarily as a result of a lower mix of software revenue, as well as a decrease in the average selling price of the badge and related accessories to a non-healthcare customer.
Cost of service revenue increased $1.6 million, or 5.3%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The cost of service revenue increased primarily due to increased headcount. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of a higher mix of support and maintenance revenue.

Operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change		2019	2018	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$8,363	$7,993	$370	4.6%	$25,452	$22,630	$2,822	12.5%
Sales and marketing	15,506	15,654	(148)	(0.9)	47,003	45,942	1,061	2.3
General and administrative	6,420	6,438	(18)	(0.3)	19,535	18,973	562	3.0
Total operating expenses	$30,289	$30,085	$204	0.7%	$91,990	$87,545	$4,445	5.1%
Three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Research and development expense. Research and development expense increased $0.4 million or 4.6% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This was primarily due to an increase in compensation, benefits and hiring costs as a result of increased headcount as well as an increase of $0.1 million in research and development equipment. This increase was offset by a decrease in outside services and development of $0.3 million.
Sales and marketing expense. Sales and marketing expense decreased $0.1 million or 0.9% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This was primarily due to a decrease in compensation and benefits of $0.4 million offset by an increase in marketing development of $0.2 million.
General and administrative expense. General and administrative expense was relatively flat for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This was primarily due to an increase in compensation and benefits as a result of increased headcount which was offset by a decrease in outside services.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Research and development expense. Research and development expense increased $2.8 million or 12.5% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This was primarily due to an increase in compensation, benefits and hiring costs as a result of increased headcount of $2.6 million and a $0.4 million increase in research and development equipment. This increase was partially offset by a $0.2 million reduction in outside services and development.
Sales and marketing expense. Sales and marketing expense increased $1.1 million or 2.3% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This was primarily due to a $0.8 million increase in marketing development costs, a $0.4 million increase in travel expense and a $0.3 million increase in equipment. These increases were partially offset by a $0.3 million decrease in outside services.
General and administrative expense. General and administrative expense increased $0.6 million, or 3.0%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This was primarily due to an increase in compensation and benefits as a result of increased headcount and equipment which was offset by a decrease in outside services.

Interest Income and Other Expense, Net:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Interest income	$1,299	$1,110	$189	$3,910	$1,855	$2,055
Interest expense	(2,233)	(2,106)	(127)	(6,524)	(3,103)	(3,421)
Other expense, net	(145)	(158)	13	(173)	(965)	792
Three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Interest income. Interest income increased $0.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was due to higher cash and short-term investment balances and earning a higher rate of return on our investments. For further discussion on the Notes, please refer to Note 8 to the condensed consolidated financial statements.
Interest expense. For the three months ended September 30, 2019 we had interest expense of $2.2 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes. This increased $0.1 million from September 30, 2018 due to a higher accretion of the Notes. For further discussion on the Notes, please refer to Note 8 to the condensed consolidated financial statements.
Other expense, net. The change in other expense in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to foreign exchange fluctuations.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Interest income. Interest income increased $2.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was due to higher cash and short-term investment balances and earning a higher rate of return on our investments.
Interest expense. For the nine months ended September 30, 2019 we had interest expense of $6.5 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes, which increased by $3.4 million from the prior year due to timing of raising the Notes.
Other expense, net. The change in other expense in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to foreign exchange fluctuations.
Liquidity and Capital Resources
As of September 30, 2019, we had cash and cash equivalents and short-term investments of $220.9 million. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Nine months ended September 30,
(in thousands)	2019	2018
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$6,268	$7,925
Net cash provided by (used in) investing activities	55,050	(133,232)
Net cash provided by (used in) financing activities	(5,368)	129,552
Net increase in cash and cash equivalents	$55,950	$4,245
Operating activities
Cash provided by operating activities was $6.3 million for the nine months ended September 30, 2019, due to a net loss of $16.3 million, offset by non-cash items such as stock-based compensation of $17.8 million, amortization of debt discount and issuance costs of $4.9 million, a decrease in lease-related performance liabilities of $0.9 million and depreciation and amortization of $5.7 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $3.4 million, an increase of $2.2 million in other receivables, an increase of $0.1 million in inventories, an increase of $1.3 million in prepaid expenses and other assets, a decrease in deferred commissions of $0.3 million, a decrease of $1.2 million in accounts payable, a decrease of $2.1 million in accrued payroll and other liabilities and a $2.5 million decrease in deferred revenue.
Cash provided by operating activities was $7.9 million for the nine months ended September 30, 2018, due to a net loss of $8.6 million, offset by non-cash items such as stock-based compensation of $15.5 million, amortization of debt discount and issuance costs of $2.3 million, an increase in lease-related performance liabilities of $0.3 million and depreciation and amortization of $5.7 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced an increase in accounts receivable of $1.9 million, an increase of $1.0 million in other receivables, an increase of $0.9 million in inventories, an increase of $0.6 million in prepaid expenses and other assets, a decrease in deferred commissions of $0.8 million, an increase of $0.4 million in accounts payable, a decrease of $3.4 million in accrued payroll and other liabilities and a $0.8 million decrease in deferred revenue.

Investing activities
Cash provided by investing activities was $55.1 million for the nine months ended September 30, 2019, due to $101.2 million of short-term investment maturities, offset by $43.4 million for purchases of short-term investments. An additional $2.8 million of cash was used for the purchase of property and equipment and leasehold improvements.

Cash used in investing activities was $133.2 million for the nine months ended September 30, 2018, due to $41.4 million of short-term investment maturities, offset by $171.0 million for purchases of short-term investments. An additional $3.6 million of cash was used for the purchase of property and equipment and leasehold improvements.

Financing activities
Cash used in financing activities was $5.4 million for the nine months ended September 30, 2019, attributable to $2.2 million of proceeds from stock option exercises, $1.8 million of proceeds from issuance of common stock from the employee stock purchase plan and $1.3 million of cash from lease-related performance obligations. This was partially offset by $10.8 million cash paid for employee taxes collected via net share settlement.
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
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 9 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.

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
As of September 30, 2019, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
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
We have incurred significant losses in the past and reported a net loss of $16.3 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $148.6 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

We depend on sales in the healthcare market for the majority of our revenue, and a decrease in sales in the healthcare market would harm our business.

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 95%, 97% and 97% of our revenue for the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
Most of our solutions require a substantial upfront investment by new customers. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital. Even if hospital personnel determine that our solutions provide compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solutions or expand our solutions to other departments or users. Hospitals face significant budget constraints from unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, and as part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual health insurance mandate under the Patient Protection and Affordable Care Act of 2010 (ACA) was set to zero effective in 2019, essentially repealing it. There have been attempts to repeal or amend the ACA, as well as continue to undertake other healthcare reforms. As a consequence of these regulatory and other factors, we may experience slowdowns and deferral of orders for our solutions, or customers may choose other less expensive solutions, both of which could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our solutions, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.
While we are seeking to increase sales of our solutions to non-healthcare customers, we still anticipate healthcare to represent the majority of our revenue for the foreseeable future.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and to add features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements. Similarly, our new solutions and features may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We expect to incur costs associated with the development and introduction of new solutions before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges (like the new Smartbadge), or deploy new smartphone apps, which can require customers to perform software upgrades to their systems, and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our solutions. We also may incur substantial costs or delays in the manufacture of any additional new products or models as we seek to optimize production methods and processes at our contract manufactures. In addition, we expect that we may at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

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
As we continue to pursue opportunities for larger deals that have greater technical complexity, including deals that require more complex integrations with our customer’s workflows, we may experience a longer time period for our solutions to deploy and as a result, our revenue recognition for these deals may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex deals across multiple sites, we have been, and may continue to be, required to agree to customer acceptance and cancellation clauses. With acceptance clauses, delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional professional services or other costs in an effort to obtain such customer acceptance. Cancellation clauses may result in a customer canceling an order for our hardware, software and services, which could cause our revenue to suffer.

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

We believe that the primary competition for our solutions has consisted of traditional methods using wired and wireless phones, pagers and overhead intercoms. While we believe that our system is superior to these legacy methods, our solutions require a significant infrastructure investment by a hospital and many hospitals spending is severely constrained by other priorities.
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
We believe currently there is no directly comparable single competitor that provides a solution for the healthcare market as richly-featured as ours, we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies, which may include electronic health record vendors or other large software companies, may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. For example, some of the electronic health record vendors have started to offer secure text messaging as an additional service and have said they plan to expand these offerings to complete more directly with us. Additionally, there has been some recent merger and acquisition activity in the healthcare market. These companies may choose to more tightly integrate their offerings. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition.

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
Since 2009, three significant bills were signed into law that impact the U.S. healthcare system.  Those bills include The Health Information Technology for Economic and Clinical Health Act, enacted under Title XIII of the American Recovery and Reinvestment Act of 2009 (HITECH Act), the ACA, and the Health Care and Education Reconciliation Act of 2010. Together, these acts have driven substantive changes over several years to the operating processes, reimbursements and rules governing the U.S. healthcare system. There have been attempts to significantly revise, repeal or reduce funding under the ACA. Uncertainty surrounding the status of the ACA and its regulations may impact the spending of our healthcare customers, and we cannot predict the effect on our business of any new legislation and regulations that may be adopted if the ACA is significantly changed or repealed.
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

Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, we generated approximately 19%, 18% and 18%, respectively of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 36% and 26% of our accounts receivable as of September 30, 2019 and December 31, 2018, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
On December 22, 2018, certain departments of the U.S. federal government temporarily stopped operating as a result of failure by the legislative and executive branches of the government to pass bills to keep them operating. Although the congress passed a temporary operating budget, there is a risk that the government could be shut down again. Any past or future shutdown may impact our US government customers’ spending decisions, as well as those of our non-US government customers. Any reduction or delay in our customers’, or potential customers’ spending decisions may result in a delay, or reduction, to our revenue.
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
Sercomm, SMTC, other contract manufacturers or ODMs may experience problems that could impact the quantity and quality of hardware components of our solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. Sercomm, SMTC, other contract manufacturers and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner. The majority of the hardware components of our solution are manufactured in Asia or Mexico, and adverse changes in political or economic circumstances in those locations could also disrupt our supply and quality of components of our solutions. In addition, U.S. government officials have recently changed and proposed additional changes in trade, tariffs, fiscal or tax policies, and any such changes in the U.S. or in other countries from which we source components of our products could adversely affect our business.
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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, retail, energy and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 5%, 3% and 3% of our revenue for the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 39%, 35% and 32% of our revenue for the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, we generated 8.7%, 10.2% and 10.2% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

Our solutions incorporate complex technology, are deployed in a variety of complex hospital environments and must interoperate with many different types of devices and hospital systems. While we test the components of our solutions for defects and errors prior to release, we or our customers may not discover a defect or error until after we have deployed our solution, integrated it into the hospital environment and our customer has commenced general use of the solution. In addition, our solutions in some cases are integrated with hardware and software offered by “middleware” vendors in order to interoperate with nurse call systems, device alarms and other hospital systems. Our software may be partnered with third party software to provide for potential joint solutions with such third party. Our software may also be deployed on third party devices, including devices we resell, which creates additional complexity because we share control of the customer experience. If we cannot successfully integrate our solutions with these vendors as needed or if any hardware or software of these vendors contains any defect or error, then our solutions may not perform as designed, or may exhibit a defect or error.
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

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that our directors may be removed only for “cause” and only with the approval of the holders of at least 66 2/3rds percent of our outstanding stock; and

•	require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws.
Section 203 of the Delaware General Corporation Law may also discourage, delay or prevent a change of control of our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Index Number	Exhibit title

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101).

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

VOCERA COMMUNICATIONS, INC.
Date: November 4, 2019	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: November 4, 2019	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)