Form 10-K
period 2019-12-31
VOCERA COMMUNICATIONS, INC.
filed 2020-02-26
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $811 million based upon the $31.92 closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates of registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2020, there were 31,761,283 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

VOCERA COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2019

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
Overview
We are a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, retail, energy, education and other mission-critical mobile work environments in the United States and internationally. The significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers enhance quality of care, safety, patient and staff experience, and improve operational efficiency. Care teams at nearly 1,700 healthcare facilities worldwide have selected our solutions to call and text securely, reduce alarm fatigue, enhance workflow and help improve patient experience. Our solutions can also be found in luxury hotels, nuclear power facilities, schools, libraries, retail stores and other environments where mobile workers need to communicate and access resources instantly.
Our communication and collaboration solution, which includes an intelligent enterprise software platform; lightweight, wearable, voice-controlled communication devices; as well as smartphone applications, enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to the Vocera Badge, Vocera Smartbadge, smartphones and other mobile communication devices both inside and outside the hospital in order of priority, replacing legacy pagers and in-building wireless phones.
At the core of this solution is a patent-protected, enterprise-class server software platform. Our software platform is built on a scalable architecture and recognizes more than 100 spoken commands. Users can instantly communicate with others using the Vocera Smartbadge or Vocera Badge, or through client applications for iOS and Android mobile devices. Our platform lets users communicate and collaborate with each other using voice or HIPAA-compliant secure texting, and unlike other solutions, allows users to reach people by their role, room assignment or department, without needing to know a person’s name or phone number. The system can also broadcast emergency messages to a single department or to an entire organization. Our solution can be integrated with other clinical systems, including Electronic Health Records (EHR), nurse call, patient monitoring and even some medical devices, to provide critical data, alerts, alarms and clinical context that enables better workflow. Our enterprise-class software platform also features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices. Our platform allows clinicians to be away from the bedside while staying informed about their patients. Our portfolio of over 150 unique integrations enhances clinical workflow by enabling the interoperability of our solution with a significant number of clinical and operational systems used in hospitals today.
Beyond healthcare, our solutions are used to quickly and contextually connect staff in other mission-critical mobile-worker environments. In the hospitality industry, it is used to enhance guest experience, as well as staff productivity and responsiveness. In the nuclear power industry, our solutions are used to instantly connect people and resources. In education, schools use our solutions to increase security, safety and staff communication and libraries use it to enable their staff to be more mobile and attentive to patrons. And, in retail, our solutions are used to enhance the customer experience by enabling store personnel to quickly connect in and across various locations.
Over our 20-year history, we have significantly enhanced and added features and functionality to these solutions through ongoing development based on frequent interactions with our customers. In January 2019, we introduced the Vocera Smartbadge which combines smartphone usability with the same wearable, hands-free features as the Vocera Badge. The new Vocera Smartbadge has a 2.4" touchscreen, which enables clinicians to view and send secure text messages as well as receive alerts and notifications with patient context. In September 2019, we announced the release of Vocera Vina, our new smartphone application powered by the Vocera Platform. The customizable communication application presents prioritized patient-centric calls, secure messages and alerts in a unified inbox and provides an intuitive user experience for clinicians inside and outside the hospital.
Vocera Care Experience is a hosted software suite that coordinates and streamlines provider-to-patient and provider-to-provider communication in order to improve quality of care, patient and staff experience, reduce care provider's risk and improve reimbursements.  The solution provides personalized patient instructions and education; provides alerts and notifications to physicians and caregivers of patients’ changing care plans or status; and tracks patient experience before, during and after hospitalization. In June 2019, we upgraded our Vocera Care Experience solutions suite by incorporating artificial intelligence and machine learning to track satisfaction trends faster and provide sentiment analysis to enable healthcare leaders to quickly understand patient perceptions.
Our Experience Innovation Network, a thought leadership collaborative, is a membership-based program designed to spread the adoption of leading strategies to improve patient experience and staff safety and resiliency.
As of December 31, 2019, our solutions were selected by nearly 1,700 healthcare facilities, including large hospital systems, small and medium-sized local hospitals, clinics, surgery centers and aged-care facilities. We sell our solutions to our healthcare customers primarily through our direct sales force in the United States, with resellers for certain vertical markets as well as our U.S. Government business, and through both direct sales and select distribution channels in international markets.
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
Industry overview
Vocera provides communication and workflow solutions for mobile workers in healthcare, hospitality, retail, energy, education and other industries. Healthcare is our largest vertical market.
Hospital communication is still predominantly conducted through multiple disparate, non-integrated systems, including pagers, overhead paging, portable in-building wireless phones and individuals’ personal mobile phones. These non-integrated communication methods are inefficient and often unreliable; lacking “closed loop” communication, workflow standardization, or the scale required by health systems. Further, they often contribute to noisy environments for patients and negatively impact healing, safety, quality of care and operational efficiency.
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
Key elements of our strategy include:

•
Expand our business to new U.S. healthcare customers.    We believe our solutions can provide significant value to health systems, hospitals and smaller healthcare facilities. We plan to continue to add new customers among hospitals of all sizes, and expand to outpatient clinics, aged-care and skilled nursing facilities.

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

•
Extend our technology advantage and create new product solutions.    We intend to continue our investment in research and development to enhance the functionality of our solutions and further differentiate them from other competing solutions. As we did with the introduction of the Smartbadge in January 2019, enhancements to the Vocera Care Experience suite in June 2019 and the introduction of the new Vina Smartphone Application in September 2019, we plan to continue to invest in product upgrades, product line extensions and new solutions to enhance our portfolio, including further development of applications for iOS and Android devices.

•
Increase our health system selling efforts. Our increasingly comprehensive product suite is enabling us to sell to more large health systems.  These sales efforts typically involve conversations with more senior decision makers and result in larger deal sizes with complex and elongated sales cycles.  We have organized a strategic accounts sales team to pursue more of these opportunities in the future.

•
Invest in partnerships. In order to gain access to clinical data and patient context needed to create a highly efficient communication and workflow system for the entire care team, we plan to continue to broaden our ecosystem of technology partners, including vendors that provide nurse call systems, patient monitoring systems, analytics and EHRs. We added new partnerships in 2018 and 2019 and will continue to explore new relationships that broaden our overall market presence and accelerate the sales of our offerings.

•
Pursue acquisitions of complementary businesses, technologies and assets.    Over the last several years we have completed a number of acquisitions to help us achieve our strategic vision by enhancing our products and enabling us to enter new markets. Our acquisitions have expanded our solutions, demonstrating that we can successfully source, acquire and integrate complementary businesses, technologies and assets. We intend to continue to pursue acquisition opportunities that we believe can accelerate the growth of our business.

•
Grow our international healthcare presence.    Today, in addition to our core U.S. market, we sell into other English-speaking markets, including Canada, the United Kingdom, Australia, New Zealand, and Middle Eastern countries including the United Arab Emirates, Saudi Arabia, Oman and Qatar. We believe that the rapid pace of investment in new healthcare facilities in these developing international markets provides a significant opportunity for growth. As of December 31, 2019, our solutions were selected by approximately 300 healthcare facilities outside the United States. We plan to utilize both our direct sales force and leverage channel partners to expand our presence into other markets over time.

•
Expand our solutions in non-healthcare markets.    While our primary focus is on the healthcare market, our solutions also provide great value in non-healthcare markets. Our solutions have been selected by facilities in markets beyond healthcare including hospitality, retail, energy, education and other mission critical mobile worker environments. Currently, this is not a material portion of our revenue, but longer term, we believe these markets could represent potential opportunities for growth.

Our products, technology and services
Our solutions include the Vocera Communication and Workflow System, Vocera Care Experience and our Experience Innovation Network, a thought leadership collaborative. To complement our solutions, we provide services, support and education to help our customers optimize the benefits of our solutions.
Vocera Communication and Workflow System
The Vocera Communication and Workflow System is comprised of a unique software platform that connects communication devices, including our hands-free, wearable, voice controlled Smartbadge and Badge, and third-party mobile devices that use our mobile software applications. The system transforms the way mobile workers communicate by enabling them to instantly connect via voice or secure text messaging. With a portfolio of over 150 third-party party clinical integrations, our system also enables the intelligent delivery of alerts and alarms to a variety of mobile devices, providing real time situation awareness to care providers. Our hands-free voice capability allows mobile workers to connect with the right person simply by saying or selecting the name, function or group name of the person they want to reach, often while remaining at the point-of-care. Our system responds to over 100 spoken commands.
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
Components of the Vocera Communication and Workflow System include:

•
Vocera Software Platform.    At the heart of our Vocera Communication and Workflow System is a patent-protected, enterprise-class software platform. The intelligence of our client-server system is contained primarily within our server-software. This platform contains an optimized speech recognition engine, intelligent call routing and management functionality, reporting and analytics tools, clinical directories and user profiles. As part of this software platform, the Engage intelligent workflow engine allows routing, escalation and prioritization of communication and alert and alarm notifications that include patient content. In addition, our platform has the ability to integrate with a significant number of third-party clinical systems, including telephony, nurse call, patient monitoring and EHR systems. Our software platform features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices, helping to improve patient safety and satisfaction and increase operational efficiency. By providing real-time situational awareness about the patients and care teams, we enable healthcare workers to be more effective and suffer less from alarm and alert fatigue. Recognizing the rapidly expanding footprint of care, our scalable software platform can support multiple geographic sites and multiple facilities within a healthcare system to help clinicians stay connected to the current status of their patients.

•
Vocera Smartbadge. Our Smartbadge, launched in January 2019, is the only wearable communication device purpose-built for patient care. Our Smartbadge is powered by the Vocera Software Platform and operates over customers' industry-standard Wi-Fi networks. The Smartbadge has a 2.4” touchscreen that enables the user to receive prioritized alert and alarm notifications with additional patient context. Additionally, users can make and answer calls hands-free or by holding it up to the ear for privacy, and send and receive secured text messages, using the touchscreen keyboard with no character limit. The Smartbadge also has a dedicated panic button and enhanced "do not disturb" functionality.

•
Vocera Badge.    Our Badge is a smaller and lighter hands-free wearable device that allows the users instant two-way voice conversations without the need to remember a phone number or use a handset. Similar to the Smartbadge, it is powered by the Vocera Software Platform and operates over the customers' industry-standard Wi-Fi networks. It has a small display that provides a concise amount of information and allows the user to receive prioritized alarm and alert notifications with limited context. The Badge has received the FIPS 140-2 certification from the National Institute of Standards and Technology. We have also received an Authority to Operate (ATO) certification from the U.S. Department of Defense. Both of these certifications are requirements to sell our solutions to U.S. government and military hospital and medical facilities.

•
Vocera Smartphone Applications. Vocera's suite of smartphone applications enable a seamless multi-mode communications and collaboration experience; combining the unique calling, texting, alerting and content distribution capabilities of Vocera into a secure, easy-to-use smartphone application that presents incoming communication in order of importance. Available and certified for use on commercially available iOS and Android devices, our smartphone applications support both personal (bring your own device or BYOD) and shared device usage models. Powered by the Vocera Software Platform, our new Vina Smartphone application delivers relevant context about clinical events, patient status and clinician availability, helping care teams improve safety, quality of care and experience for patients and care teams. The customizable communication application presents prioritized patient-centric calls, secure messages and alerts in a unified inbox and provides an intuitive user experience for clinicians inside and outside the hospital.

•
Choice of Mobile Devices. We resell the Spectralink Versity Smartphone and Zebra Technologies TC52 Android mobile computer. These devices are offered as a bundled solution with our smartphone applications to provide a complete, turnkey solution for our customers’ clinical communication needs. We also deliver our solution on iOS devices. This gives our customers a choice of different devices to access the power of the Vocera software platform.

Vocera Care Experience
Our Care Experience solution is a hosted software suite we developed to improve patient and staff experience, safety and operational quality in near-real time. Vocera Care Experience suite offers caregivers communication solutions that span the entire care continuum - before admission, during treatment and after discharge. This patient-centric solution is designed to enable hospitals and health systems to improve care quality and safety, enhance patient experience and satisfaction, simplify and automate manual tasks and procedures, improve patient satisfaction scores under the Hospital Consumer Assessment of Healthcare Providers and Systems Survey (HCAHPS), and otherwise increase revenue and decrease costs.
Vocera Care Experience includes pre-arrival communications, patient family communications and rounding capabilities.
Services
Our customer-centric strategy is supported by our services and support capabilities, which help customers optimize their use of Vocera solutions and enhance users' experience with our products. Our services organization consists of the following:

•
Professional services.    Our professional services help customers successfully deploy, manage, update and/or expand their Vocera systems in order to gain the full benefits of our solutions. As of December 31, 2019, our professional services team consisted of 114 professionals with expertise in wireless communication, clinical workflow, end-user training, speech science and project management. We offer a full suite of services, including clinical workflow design, wireless assessment, solution configuration, training and project management, enabling customers to integrate our solutions and improve workflow efficiency and staff productivity. We also provide classroom and distance learning curricula for systems administrators, information technology professionals and clinical educators.

•
Software Maintenance and Technical support.   We provide 24x7 technical support to our customers through our support centers in San Jose, California; Fort Wayne, Indiana; Toronto, Canada; Knoxville, Tennessee and Reading, United Kingdom. As of December 31, 2019, our technical support team consisted of 68 technical support professionals with expertise in wireless, telephony, integration, servers and client devices. Our team utilizes remote diagnostic tools to proactively assess the performance of customer systems. We assign technical account management resources to our largest accounts to help them expand the use of our solutions and facilitate adoption of new functionality. Software maintenance entitles customers to unspecified upgrades, bug fixes and patch releases. Additional services, including an annual Remote System Health Assessment and biweekly technical webinar education, are offered as project-based consulting or through our membership collaborative.

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

Sales and marketing
Sales
Our sales employees call on hospitals and healthcare systems in the United States, Canada, the United Kingdom, Australia, New Zealand and several countries in the Middle East. As of December 31, 2019, we had 163 sales and account support employees. The sales team is organized to allow us to better serve our customers and to support the different elements of our sales strategy. We supplement our sales organization by utilizing a U.S. government-authorized reseller to facilitate our sales to Veterans Administration and Department of Defense healthcare facilities. We also use resellers in certain vertical markets in the United States, as well as in international markets to supplement our sales efforts. A specialized group of our sales team focuses on the development of new customer relationships with large integrated health systems and government healthcare facilities. We enhance our sales efforts by including in our sales staff individuals with nursing backgrounds to address clinical uses with, and provide utilization advice to, customers and potential customers. We have also staffed our sales team with system engineers who focus on the technical elements of system optimization, particularly wireless, and overall product configuration. We have a small direct sales team to focus on developing our non-healthcare business, including hospitality, energy, education and other mission-critical mobile work environments.

Marketing
Our marketing efforts focus on building awareness and generating demand. We believe that continuing to increase our brand recognition is important for the growth of our business as well as generating demand for our solutions. As of December 31, 2019, we had 33 employees in marketing, product management and business development.
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
Customers
Our solutions have been selected by more than 2,100 facilities worldwide. Of these, nearly 1,700 are hospitals and other healthcare facilities, and approximately 300 are outside of the United States. Our healthcare customers include national and international health and hospital systems, large and medium-sized independent and academic hospitals, small hospitals and healthcare facilities, and U.S. governmental hospitals and care facilities. With our diverse customer base, we have very low customer revenue concentration.
During 2019, 2018 and 2017, non-U.S. markets represented approximately 8.7%, 10.2%, and 10.2% of our revenue, respectively. We continue to implement a plan to add incremental sales and marketing resources in our existing international markets.
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
The most significant alternative with which we compete for sales in hospitals are in-building wireless telephones and smartphone applications. While we compete with the providers of these wireless phones in making sales to hospitals, they do not at this time purport to contain the system intelligence, integrated workflow and convenience of our communication and workflow solutions. The market for in-building wireless phones is dominated by large communications companies such as Cisco Systems, Ascom and Spectralink.
Additionally, we compete against Epic and Cerner, both of which have their own smartphone application for secure texting that they continue to enhance. Cerner also offers a middleware application for integrations to clinical systems and medical devices. We differentiate against these Electronic Health Record (EHR) vendors as we enable hands-free communication via our Smartbadge and Badge and a sophisticated rules engine to support more advanced clinical workflow with more than 150 system integrations.
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
We believe that the primary competitive factors at work in our market include:

•	comprehensiveness of the solution, the features provided and the ability to purchase the complete solution from a single vendor

•	product performance and reliability

•	the initial cost and ongoing cost of ownership

•	customer service and support capabilities
We may face increased competition in the future, including from large, multinational companies or private equity backed organizations with significant resources. Potential competitors may have existing relationships with purchasers of other products and services within the hospital, which may enhance their ability to gain a foothold in our market. In addition, the continuing expansion of our communication and workflow collaboration capabilities may introduce us to a broader set of competitors. These competitors may include companies that provide clinical workflow solutions, enterprise software, cloud-based solutions and electronic health records.
Research and development
Our continued investment in research and development is critical to our business. We have teams of engineers with expertise in various fields, including software, firmware, database design, applications, speech recognition, wireless communication and hardware design. We employ research and development personnel in San Jose, California; Fort Wayne, Indiana; Knoxville, Tennessee; Toronto, Canada and Bangalore, India. There were 197 full-time research and development employees as of December 31, 2019. We also utilize small teams of contractors in India and Ukraine to assist with quality assurance testing and automation, and targeted development efforts. Finally, we have periodically engaged outsourced development firms to help us with the development of certain elements of our software offerings.
Intellectual property
Our success depends, in part, upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We held 29 U.S. patents as of December 31, 2019, including patents on many capabilities of our software platform and wearable devices.  The expiration dates of these patents range from 2021 through 2036. One or more utility patents have also been issued in Australia, Canada, India, Japan and the European Patent Office (with validation in Germany, United Kingdom and Netherlands). A European Community design patent has been issued that protects the design in multiple European jurisdictions.
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
We also resell the Spectralink Versity Smartphone and Zebra Technologies TC52 Android mobile computer. These devices are offered as a bundled solution with our smartphone applications to provide a complete, turnkey solution for our customers’ clinical communication needs.

Employees
As of December 31, 2019, we had 665 employees, consisting of 23 in manufacturing and quality operations, 197 in research and development, 196 in sales and marketing, 182 in services and support and 67 in general and administrative. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider current employee relations to be good.
Backlog
Our backlog of undelivered orders was $75.0 million and $61.8 million at December 31, 2019 and 2018, respectively. Of the current backlog, all but $34.1 million is expected to be delivered in 2020.
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
In addition, we are subject to privacy and security regulations in other jurisdictions. For example, the European Union (EU) adopted the Data Protection Directive (DPD) (officially Directive 95/46/EC), imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. In May 2016, the EU formally adopted the General Data Protection Regulation, which applied to all EU member states beginning May 2018 and replaces the current DPD. The regulation introduced new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It increased our responsibility and liability in relation to personal data that we process and we put in place additional mechanisms to enhance our compliance with the new EU data protection rules.  Additionally, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities.
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
Executive officers
The names of our executive officers, their ages as of February 26, 2020, and their positions are shown below.

Name	Age	Position
Brent D. Lang	52	Chairman and Chief Executive Officer
Justin R. Spencer	48	Executive Vice President and Chief Financial Officer
Douglas A. Carlen	50	Vice President Legal and General Counsel
M. Bridget Duffy, M.D.	60	Chief Medical Officer
Paul T. Johnson	56	Executive Vice President of Sales and Services

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

Justin R. Spencer has served as our Executive Vice President and Chief Financial Officer since August 2014. From September 2008 to November 2013, he served as Executive Vice President and Chief Financial Officer for Symmetricom, Inc., a provider of precise timekeeping and synchronization solutions, which was acquired by Microsemi Corporation in November 2013. From June 2007 to April 2008, Mr. Spencer served as the Executive Vice President and Chief Financial Officer at Covad Communications Group Inc., a provider of broadband integrated voice and data communications. From November 2002 until May 2007, Mr. Spencer served in various positions at Covad Communications Group Inc., including Interim Chief Financial Officer, Vice President of Finance and Director of Corporate Development. Mr. Spencer served on the Board of Directors of iPass Inc., including as Audit Committee Chair, until its sale in early 2019. Mr. Spencer holds a bachelor’s degree in accounting from the University of Utah and a master’s degree from The Wharton School.

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

M. Bridget Duffy, M.D. has served as our Chief Medical Officer since January 2013. Previously, Dr. Duffy was the co-founder of ExperiaHealth, Inc., which became a subsidiary of Vocera in November 2010. Dr. Duffy served as ExperiaHealth, Inc.'s Chief Experience Officer from July 2009 through October 2010, and as its Chief Executive Officer from November 2010 through July 2013. From July 2007 to June 2009, Dr. Duffy served as Chief Experience Officer of the Cleveland Clinic, a non-profit academic medical center. Dr. Duffy earned her Doctor of Medicine in June 1991 from the University of Minnesota and currently holds a Physician and Surgeon license in both the states of Minnesota and California.

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
Available information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (Exchange Act), as amended, free of charge on the SEC's website at www.sec.gov and on our website at www.vocera.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC).

The contents of our corporate website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

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

Risks related to our business and industry

We have incurred significant losses in the past and will likely experience losses in the future.

We have incurred significant losses in the past and reported a net loss of $18.0 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $150.3 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 96%, 97% and 97% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
Most of our solutions require a substantial upfront investment by new customers. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital. Even if hospital personnel determine that our solutions provide compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solutions or expand our solutions to other departments or users. Hospitals face significant budget constraints from unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, which add to these budget pressures. Also as part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual health insurance mandate under the Patient Protection and Affordable Care Act of 2010 (ACA) was set to zero effective in 2019, essentially repealing it. There have been attempts to repeal or amend the ACA, as well as continue to undertake other healthcare reforms. As a consequence of these regulatory and other factors, we may experience slowdowns and deferral of orders for our solutions, or customers may choose other less expensive solutions, both of which could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our solutions, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results and reputation could suffer.

Our success depends, in part, upon our ability to develop and introduce new solutions and to add features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements. Similarly, our new solutions and features may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We expect to incur costs associated with the development and introduction of new solutions before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges (like the new Smartbadge), or deploy new smartphone apps, which can require customers to perform software upgrades to their systems, and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our solutions. We also may incur substantial costs or delays in the manufacture of any additional new products or models as we seek to optimize production methods and processes at our contract manufacturers. In addition, we expect that we may at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

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
As we continue to pursue opportunities for larger deals that have greater technical complexity, including deals that require more complex integrations with our customer’s workflows, we may experience a longer time period for our solutions to deploy and as a result, our revenue recognition for these deals may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex deals across multiple sites, we have been, and may continue to be, required to agree to customer acceptance and cancellation clauses. With acceptance clauses, delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional professional services or other costs in an effort to obtain such customer acceptance. Cancellation clauses may result in a customer canceling an order for our hardware, software and services, which could impact our revenue.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors, and can result in a lengthy sales cycle that sometimes exceeds twelve months. With our introduction of the Smartbadge, it may take our customers additional time to evaluate this new device and compare it with our Badge and other solutions. This may also result in delays and reductions in orders for our existing Badge. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. Similarly, our increasing dependence on larger, hospital-wide deployments may increase fluctuations in our revenue and operating results because the failure to complete a significant sale, or the loss of a large customer, will have a greater impact on those results. In addition, purchases of our solutions are frequently subject to budget constraints and shifts, multiple approvals, and unplanned administrative, processing and other delays. We have experienced and may continue to experience elongated sales cycles due to ongoing uncertainty surrounding past and future healthcare reform legislation, the impact of shifting federal government budgets, changes to Medicare and Medicaid reimbursement and potential future statutes and rulemaking.

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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications;

•	the availability of government funding for healthcare facilities operated by the United States federal, state and local governments;

•	changes in customer purchasing patterns or sales cycles;

•	market acceptance of our Smartbadge and its impact on orders for our existing Badge and related software;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	our ability to successfully integrate acquired businesses, technologies or assets;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	changes in how healthcare operating and capital budgets are administered within the enterprise;

•	changes in customer deployment timelines;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and the varying revenue recognition rules that apply;

•	pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships and maintain existing reseller relationships;

•	the financial health of our resellers;

•	our ability to successfully deploy our solutions in a timely manner;

•	our ability to sell and integrate third-party products and services, and our customer’s satisfaction with those third-party products and services;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions;

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance;

•	the announcement of a new product, which may cause sales cycles to lengthen;

•	federal government shutdowns;

•	occurrence of health epidemics or contagious diseases, such as the novel coronavirus, and potential effects on our business and manufacturing operations;

•	fluctuations in foreign currencies in the international markets in which we operate; and

•	future accounting pronouncements and changes in accounting policies.

We primarily compete in the rapidly evolving and competitive healthcare market, and if we fail to effectively respond to competitive pressures, our business and operating results could be harmed.

We believe that the primary competition for our solutions has consisted of traditional methods using wired and wireless phones, pagers and overhead intercoms. While we believe that our system is superior to these legacy methods, our solutions require a significant infrastructure investment by a hospital and many hospitals' spending is severely constrained by other priorities.
Manufacturers and distributors of product categories such as cellular phones, smartphone applications, pagers, mobile radios and in-building wireless telephones also sell their products to hospitals as components of communication solutions. Of these product categories, in-building wireless telephones and pagers represent the most significant current competition for the sale of our solutions. The market for in-building wireless phones is dominated by communications companies such as Cisco Systems, Ascom and Spectralink. In addition, the growing proliferation of smartphones and related applications, including cloud-based applications, represents another category of competitive offerings. Although our customers value secure text-messaging using smartphones from vendors such as Epic and Cerner, we do not believe most of our potential customers would consider that feature alone an adequate substitute for a comprehensive multi-mode communication solution. Some customers may choose solutions that are not HIPAA-compliant, given their budget constraints. Furthermore, in clinical integrations and middleware, we compete with companies including Connexall, Ascom and Philips Healthcare.
We believe currently there is no directly comparable single competitor that provides a solution for the healthcare market as richly-featured as ours, but we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies, which may include electronic health record vendors or other large software companies, may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. For example, some of the electronic health record vendors have started to offer secure text messaging as an additional service and have said they plan to expand these offerings to complete more directly with us. Additionally, there has been some recent merger and acquisition activity in the healthcare market. These companies may choose to more tightly integrate their offerings. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition.

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

Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and is subject to certain factors and events over which we have no control. The introduction of new competitive products or services into our markets could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products and services. Further, declines in our market capitalization may be an indicator that our intangible assets or goodwill carrying values exceed their fair values, which could lead to potential impairment charges that could impact our operating results.

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
In the past bills were signed into law that impact the U.S. healthcare system, including the Affordable Care Act (ACA).  Uncertainty surrounding the status of the ACA and its regulations may impact the spending of our healthcare customers, and we cannot predict the effect on our business of any new legislation and regulations that may be adopted if the ACA is significantly changed or repealed or of additional regulations.

Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the years ended December 31, 2019, 2018 and 2017, we generated approximately 17%, 18% and 18%, respectively of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 19% and 26% of our accounts receivable as of December 31, 2019 and 2018, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
In the past certain departments of the U.S. federal government temporarily stopped operating as a result of failure by the legislative and executive branches of the government to pass bills to keep them operating. There is a risk that the government could be shut down again. Any past or future shutdown may impact our US government customers’ spending decisions, as well as those of our non-US government customers. Any reduction or delay in our customers’, or potential customers’ spending decisions may result in a delay, or reduction, to our revenue.
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

We depend on sole and limited source suppliers for several hardware components of our solutions, including our batteries and integrated circuits. We purchase inventory generally through individual purchase orders. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, epidemics or contagious diseases, such as the coronavirus outbreak, that negatively impact them and their suppliers, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by or enter into exclusive arrangements with, a competitor. These suppliers typically rely on purchase orders rather than long-term contracts with their suppliers, and as a result, the supplier may not be able to secure sufficient materials at reasonable prices or of acceptable quality to build our components in a timely manner. Any of these circumstances could cause interruptions or delays in the delivery of our solutions to our customers, and this may force us to seek components from alternative sources, which may not have the required specifications, or be available in time to meet demand or on commercially reasonable terms, if at all. Any of these circumstances may also force us to redesign our solutions if a component becomes unavailable in order to incorporate a component from an alternative source.
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

We do not have internal manufacturing capabilities and rely upon two contract manufacturers, Sercomm and SMTC, to make our wearable devices. We have entered into manufacturing agreements with Sercomm and SMTC that are terminable by either party with advance notice and may also be terminated for a material uncured breach. We expect to enter into additional contract manufacturing agreements as we expand our business. We also rely on original design manufacturers, or ODMs, to produce accessories, including batteries, chargers and attachments. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, epidemics or contagious diseases that negatively impact them and their suppliers, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. If Sercomm, SMTC, or another contract manufacturer or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes and timeframes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solutions to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.
Sercomm, SMTC, other contract manufacturers or ODMs may experience problems that could impact the quantity and quality of hardware components of our solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. Sercomm, SMTC, other contract manufacturers and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner. The majority of the hardware components of our solution are manufactured in Asia or Mexico, and adverse changes in political or economic circumstances, or health related issues such as epidemics or contagious diseases, in those locations could also disrupt our supply and quality of components of our solutions. In addition, U.S. government officials have recently changed and proposed additional changes in trade, tariffs, fiscal or tax policies, and any such changes in the U.S. or in other countries from which we source components of our products could adversely affect our business.
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

If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturer, we could incur additional costs or experience manufacturing delays that could impact the timing of our revenue recognition and adversely affect our operating results.

We place orders with our contract manufacturers, including Sercomm and SMTC, and we and our contract manufacturers place orders with suppliers based on forecasts of customer demand. Because of our international low-cost sourcing strategy, our lead times are long and cause substantially more risk to forecasting accuracy than would result were lead times shorter. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates affecting our ability to meet our customers’ demands for our solutions. We also may face additional forecasting challenges due to new product introductions, product transitions in the components of our solutions, or to our suppliers discontinuing production of materials and subcomponents required for our solutions. If demand for our solutions increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to source additional materials and subcomponents to produce components of our solutions or to expedite the manufacture and delivery of additional inventory. If we underestimate customer demand, our contract manufacturer may have inadequate materials and subcomponents on hand to produce components of our solutions, which could result in manufacturing interruptions, shipment delays, deferral or loss of revenue, and damage to our customer relationships. Conversely, if we overestimate customer demand, we and our contract manufacturers may purchase more inventory than required for actual customer orders, resulting in excess or obsolete inventory, thereby increasing our costs and harming our operating results.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, retail, energy, education and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 4%, 3% and 3% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-

healthcare markets, including pricing pressure on our solutions and technical issues as we adapt our solutions for the requirements of new markets. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 38%, 35% and 32% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the years ended December 31, 2019, 2018 and 2017, we generated 8.7%, 10.2% and 10.2% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

•	political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;

•	the impacts associated with epidemics or contagious diseases, such as the novel coronavirus;

•	adverse effects on us directly, or on our customers and suppliers, of changes in trade, fiscal or tax policies, including the imposition of tariffs;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•	exposure to competitors who are more familiar with local markets;

•	risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance;

•	difficulties associated with resolving contract disputes in foreign countries with varied legal systems;

•	limited or unfavorable intellectual property protection in some countries; and

•	currency exchange rate fluctuations, which could affect the price of our solutions relative to locally produced solutions.

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

In connection with our healthcare business, we handle and have access to “Protected Health Information” or “PHI” subject in the United States to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended and supplemented by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) , regulations issued pursuant to these statutes, state privacy and security laws and regulations, and associated contractual obligations as a “business associate” of healthcare providers. These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of PHI with which we must comply. Among other things, HITECH made certain aspects of HIPAA’s rules, notably the “HIPAA Security Rule,” directly applicable to business associates, independent contractors or agents of covered entities that create, receive, maintain or transmit PHI in connection with providing a function on behalf of, or a service to, a covered entity (e.g., health care communication solutions). HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA regulation and seek attorney’s fees and costs associated with pursuing federal civil actions. The U.S. Department of Health & Human Services Office for Civil Rights (“OCR”) has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $16 million. Our failure to accurately anticipate the application or interpretation of these statutes, regulations and contractual obligations as we develop our solutions, a failure by us to comply with their requirements (e.g., evolving encryption and security requirements) or an allegation that defects in our products have resulted in noncompliance by our customers could create material civil and/or criminal liability for us, resulting in adverse publicity and negatively affecting our business.
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

For example, the European Union previously adopted the Data Protection Directive (DPD), imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states.  In May 2016, the EU formally adopted the General Data Protection Regulation (GDPR), which applied to all EU member states starting in May 2018 and replaced the DPD. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It increased our responsibility and liability in relation to personal data that we process, and we were required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.  Moreover, in June 2016, United Kingdom voters approved an exit from the EU, or Brexit, which could also lead to further legislative and regulatory changes.  While the Data Protection Act of 2018, that “implements” and complements the GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.. Additionally, Canada’s Personal Information and Protection of Electronic Documents Act, as well as a variety of provincial statutes, provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of personal information could create liability for us, result in adverse publicity and negatively affect our business.
Any legislation or regulation in the area of privacy and security of personal information could affect the way we operate our services and could harm our business. For example, the GDPR imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme (“Safe Harbor Scheme”) was declared invalid. In July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework (“Privacy Shield Framework”) which replaced the Safe Harbor Scheme. The Privacy Shield Framework is reviewed by European authorities annually, and there is currently litigation challenging other EU mechanisms for adequate data transfers. It is uncertain whether the Privacy Shield Framework or the standard contractual clauses might similarly be invalidated by European courts. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information.  The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our solutions or increase the costs associated with selling our solutions, and may affect our ability to invest in or jointly develop solutions in the United States and in foreign jurisdictions. Further, we cannot assure you that our privacy and security policies and practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.

In the U.S., California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020 and will be enforceable by the California Attorney General six months after the publication of the final regulations or July 1, 2020. Although the CCPA includes limited exceptions from its prescriptions, including exceptions for PHI collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and, indeed, a number of state legislatures are considering privacy and/or data protection laws, which could increase our potential liability and adversely affect our business. The interplay of federal and state laws (e.g., in addition to California, Massachusetts and Nevada have adopted laws requiring the implementation of certain security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico and Guam, have adopted breach notification laws) may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to products and services could intensify.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and many critical components of our solutions are sourced in Asia and Mexico, regions known to suffer natural disasters and epidemics or contagious diseases. A significant natural disaster, such as an earthquake, fire or a flood, or epidemic or contagious disease, such as the coronavirus outbreak, occurring at our headquarters, our other facilities or where our contract manufacturer or its suppliers are located, could harm our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our senior management, general and administrative, and research and development activities that are coordinated with our corporate headquarters in the San Francisco Bay Area. Any disruption to our internal communications, whether caused by a natural disaster, an epidemic or contagious disease, or by man-made problems, such as power disruptions, in the San Francisco Bay Area, Asia or Mexico could delay our research and development efforts, cause delays or cancellations of customer orders or delay deployment of our solutions, which could harm our business, operating results and financial condition.

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

Environmental and social (E&S) regulations, policies and provisions, as well as customer demand, may make our supply chain more complex and may adversely affect our relationships with customers.

There is an increasing focus on the governance of environmental and social risks in our industry. A number of our customers have adopted, or may adopt, procurement policies that include E&S provisions that their suppliers must comply with, or they may seek to include such provisions in their procurement terms and conditions. An increasing number of participants in the industry are also joining voluntary E&S initiatives, such as the Responsible Business Alliance. These E&S provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.

In addition, as part of their E&S programs, an increasing number of customers are seeking to source products that do not contain minerals sourced from areas where proceeds from the sale of such minerals are likely to be used to fund armed conflict, such as in the Democratic Republic of the Congo. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our equipment. Since our supply chain is complex, we are not currently able to definitively ascertain the origins of all of the minerals and metals used in our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results.

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

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announced or completed acquisitions of businesses, technologies or assets by us or our competitor;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	our decision to seek additional equity or debt financing;

•	our public float relative to the total number of shares of our common stock that are issued and outstanding;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	rumors and market speculation involving us or other companies in our industry;

•	the dissemination of adverse or misleading reports or opinions about our business;

•	any major change in our management;

•	unfavorable economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or health epidemics or contagious diseases.

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
We do not currently own any of our facilities. The following table sets forth the location, approximate size, primary use and lease expiration dates of our material leased facilities. Our facilities are in good operating condition and adequately serve our business needs.

Location	Approximate square feet	Primary use	Lease expiration date
San Jose, California	70,000	Corporate headquarters and product warehousing	March 31, 2022
Fort Wayne, Indiana	27,860	Development, sales and support	February 28, 2023
San Francisco, California	3,054	Vocera Care Experience offices	June 30, 2022
Toronto, Canada	4,578	Development, sales and support	April 30, 2021
Reading, United Kingdom	1,366	Sales and support	June 6, 2022
Bangalore, India	20,734	Development	July 24, 2022
Bangalore, India	20,734	Development	July 1, 2024
Dubai, United Arab Emirates	1,905	Sales and support	December 20, 2022
Queensland, Australia	1,100	Sales and support	June 23, 2021

Item 3.	Legal Proceedings
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

Holders of Common Stock
As of February 24, 2020, we had 36 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
The following stock performance graph compares the cumulative total return provided to holders of the common stock of Vocera Communications, Inc. relative to the cumulative total returns of the New York Stock Exchange Composite Index and the Standard & Poor's 1500 Health Care Technology Index over a five year period.  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2014, including reinvestment of dividends, and its relative performance is tracked through December 31, 2019.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Vocera Communications Inc.	100.00	117.08	177.45	290.02	377.64	199.23
NYSE Composite	100.00	95.91	107.36	127.46	116.06	145.66
S&P Health Care Technology	100.00	93.06	73.26	104.22	81.10	114.37

Purchases of Equity Securities by the Issuer and Affiliated Purchases
During the three months ended December 31, 2019, we did not repurchase any of our securities.
Securities Authorized for Issuance under Equity Compensation Plans
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
None.

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
We derived the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited financial statements included elsewhere in this report. We derived the consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements that do not appear in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

Financial data for the years ended December 31, 2015 has not been adjusted to reflect the adoption of ASC 606 in 2018.

	Years ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Consolidated statements of operations data:
Total revenue	$180,501	$179,630	$165,989	$132,026	$95,421
Gross profit	109,099	111,887	101,062	82,951	58,185
Net loss	(17,980)	(9,674)	(10,897)	(11,400)	(28,297)
Net loss attributable to common stockholders	$(17,980)	$(9,674)	$(10,897)	$(11,400)	$(28,297)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.57)	$(0.32)	$(0.38)	$(0.42)	$(1.12)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic and diluted	31,273	30,041	28,655	26,859	25,329

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$229,868	$221,170	$81,233	$74,066	$116,774
Total assets	370,455	352,098	204,973	192,495	162,261
Long-term debt	117,178	110,540	—	—	—
Total stockholders’ equity	163,825	162,867	128,000	119,146	104,431

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Business overview
We are a provider of secure, integrated, intelligent communication solutions, focused on empowering mobile workers in healthcare, hospitality, retail, energy, education and other mission-critical mobile work environments, in the United States and internationally. The significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers enhance quality of care, safety, patient and staff experience. As of December 31, 2019, care teams at approximately 1,700 healthcare facilities worldwide have selected our solutions.
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 0.5% to $180.5 million in 2019 from $179.6 million in 2018, and our 2018 revenue increased 8.2% from $166.0 million in 2017. For the year ended December 31, 2019, we recorded a net loss of $18.0 million compared to a net loss of $9.7 million for the year ended December 31, 2018.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 8.7% and 10.2% of our revenue in 2019 and in 2018, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 is included in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.

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
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties, the “Capped Calls.” The Capped Calls each have an initial strike price of approximately $32.25 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $38.94 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of our common stock. We used proceeds of $8.9 million to purchase the Capped Calls, which were recorded as a reduction to additional paid-in capital. For further discussion on the Capped Calls, please refer to Note 8 of the Notes to the Consolidated Financial Statements.
We expect to use the remaining net proceeds for general corporate purposes, which may include funding research and development, increasing working capital, acquisitions or investments in complementary businesses, products or technologies and capital expenditures.

Components of operating results
Revenue.    We generate revenue from the sale of products and services. As discussed further in the section titled “Critical accounting policies and estimates—Revenue recognition”, revenue is recognized utilizing a five-step approach which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Revenue is comprised of the following:

•
Product.    Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges and badge accessories, which include batteries, battery chargers, lanyards, clips and other ancillary badge components as well as revenue from the resale of third-party devices and related accessories. Software revenue is derived primarily from the sale of perpetual licenses to our Vocera Communication and Workflow System. We derive additional software revenue from the sale of term licenses and cloud-based subscriptions, which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of subscription software, ratably over the applicable term.

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

Cost of revenue.    Cost of revenue is comprised of the following:

•
Cost of product.    Cost of product is comprised primarily of materials costs, software license costs, provisions for excess and obsolete inventory, warranty, and manufacturing overhead costs for test engineering, material requirements planning and our shipping and receiving functions. These overhead costs also include facilities, equipment depreciation, amortization of developed technology and stock-based compensation expenses. We expect material costs to vary with the product life cycle of our devices.

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

•
Interest expense. Interest expense consists of amortization of debt discount and debt issuance costs as well as the contractual interest incurred of the issuance of the Convertible Senior Notes which are discussed in further detail in Note 8 of the Notes to Consolidated Financial Statements.

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
At December 31, 2019, we held a $40.4 million valuation allowance against our deferred tax assets. We review on a quarterly basis our conclusions about the appropriate amount of our deferred income tax asset valuation allowance.

Results of operations
The following table is a summary of our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.

	Years ended December 31,
	2019		2018		2017
(in thousands, except percentages)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Consolidated statements of operations data:
Revenue
Product	$92,561	51.3%	$97,447	54.2%	$91,585	55.2%
Service	87,940	48.7	82,183	45.8	74,404	44.8
Total revenue	180,501	100.0	179,630	100.0	165,989	100.0
Cost of revenue
Product	29,039	16.1	27,425	15.3	27,244	16.4
Service	42,363	23.5	40,318	22.4	37,683	22.7
Total cost of revenue	71,402	39.6	67,743	37.7	64,927	39.1
Gross profit	109,099	60.4	111,887	62.3	101,062	60.9
Operating expenses
Research and development	34,280	19.0	30,879	17.2	27,685	16.7
Sales and marketing	63,168	35.0	62,214	34.6	60,107	36.2
General and administrative	25,774	14.3	25,099	14.0	23,970	14.4
Total operating expenses	123,222	68.3	118,192	65.8	111,762	67.3
Loss from operations	(14,123)	(7.8)	(6,305)	(3.5)	(10,700)	(6.4)
Interest income	5,110	2.8	3,044	1.6	604	0.3
Interest expense	(8,789)	(4.8)	(5,241)	(2.9)	—	—
Other expense, net	(158)	(0.1)	(1,523)	(0.8)	(42)	—
Loss before income taxes	(17,960)	(10.0)	(10,025)	(5.6)	(10,138)	(6.1)
Provision for income taxes	(20)	—	351	0.2	(759)	(0.5)
Net loss	$(17,980)	(10.0)%	$(9,674)	(5.4)%	$(10,897)	(6.6)%

Year ended December 31, 2019 compared to year ended December 31, 2018
Revenue:

	Years ended December 31,
	2019	2018	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Product Revenue
Device	$61,224	$60,130	$1,094	1.8%
Software	31,337	37,317	(5,980)	(16.0)
Total product revenue	92,561	97,447	(4,886)	(5.0)

Service revenue
Maintenance and support	68,846	62,267	6,579	10.6
Professional services and training	19,094	19,916	(822)	(4.1)
Total service revenue	87,940	82,183	5,757	7.0
Total revenue	$180,501	$179,630	$871	0.5%
Total revenue increased $0.9 million, or 0.5%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in total revenue was a result of an increase in services revenue, partially offset by a decrease in product revenue.

Product revenue decreased $4.9 million, or 5.0%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Device revenue increased $1.1 million, or 1.8%, and software revenue decreased $6.0 million, or 16.0%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in device revenue was driven primarily by an increase in unit sales of badges and related hardware and accessories to new customers making initial purchases and existing customers expanding deployments within their facilities to departments and users. The decrease in software revenue was due to a shift in mix among our various software offerings and the timing of our backlog roll out.

Service revenue increased $5.8 million, or 7.0%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Software maintenance and support revenue increased $6.6 million, or 10.6%, and professional services and training revenue decreased $0.8 million, or 4.1%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in software maintenance and support revenue was primarily a result of having a larger customer base. The decrease in professional services and training revenue was due to a decrease of implementation services for our solutions.
Cost of revenue:

	Years ended December 31,
	2019	2018	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$29,039	$27,425	$1,614	5.9%
Service	42,363	40,318	2,045	5.1
Total cost of revenue	$71,402	$67,743	$3,659	5.4%
Gross margin
Product	68.6%	71.9%	(3.3)%
Service	51.8	50.9	0.9
Total gross margin	60.4%	62.3%	(1.9)%
Cost of product revenue increased $1.6 million, or 5.9%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The cost of product revenue increased primarily due to an increase in third-party sales and a higher volume of badge units shipped. Product gross margin as a percentage of product revenue decreased in the year ended December 31, 2019 compared to the year ended December 31, 2018 due to a lower mix of software revenue and a higher mix of third-party smartphone sales.
Cost of service revenue increased $2.0 million, or 5.1%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The cost of service revenue increased primarily due to an increase in compensation and benefits associated with headcount. Service gross margin as a percentage of service revenue increased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in software maintenance and support revenue which typically yields higher margins.
Operating expenses:

	Years ended December 31,
	2019	2018	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$34,280	$30,879	$3,401	11.0%
Sales and marketing	63,168	62,214	954	1.5
General and administrative	25,774	25,099	675	2.7
Total operating expenses	$123,222	$118,192	$5,030	4.3%
Research and development expense. Research and development expense increased $3.4 million, or 11.0%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to a $3.3 million increase in compensation, benefits and hiring costs as a result of increased headcount and a $0.6 million increase in research and development equipment. This increase was partially offset by a $0.7 million reduction in outside services and development.
Sales and marketing expense. Sales and marketing expense increased $1.0 million, or 1.5%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This was primarily due to a $0.5 million increase in marketing development costs, a $0.6 million increase in travel expense and a $0.3 million increase in equipment. These increases were partially offset by a $0.4 million decrease in outside services.
General and administrative expense. General and administrative expense increased $0.7 million, or 2.7%, from the year ended December 31, 2019 compared to the year ended December 31, 2018. This was primarily due to an increase in standard compensation, benefits and hiring costs as a result of increased headcount and equipment which was offset by a decrease in incentive compensation and outside services.

	Years ended December 31,
(in thousands, except percentages)	2019	2018	Change
Non-operating income (expense) elements:
Interest income	$5,110	$3,044	$2,066
Interest expense	(8,789)	(5,241)	(3,548)
Other expense, net	(158)	(1,523)	1,365

Income taxes:
Benefit from (provision for) income taxes	(20)	351	(371)
Loss before income taxes	(17,960)	(10,025)	(7,935)
Effective tax rate %	(0.1)%	3.5%	(3.6)%
Interest income. Interest income increased $2.1 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was due to higher cash, cash equivalents and short-term investment balances.
Interest expense. Interest expense increased $3.5 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was due to timing of the issuance of the Notes in May 2018 and the related increase in the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes.

Other expense, net. The change in other expense, net for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to foreign exchange fluctuations.

Benefit from (provision for) income taxes. The $20 thousand provision on $18.0 million of loss before income taxes in 2019 represented an effective tax rate of 0.1%. The effective tax rate for 2019 was due primarily to income taxes on our foreign operations and tax amortization of the goodwill, partially offset by the tax benefit related to the gain in other comprehensive income. The $0.4 million benefit on $10.0 million of loss before income taxes in 2018 represented an effective tax rate of 3.5%. The tax benefit for 2018 was due primarily to tax losses benefited against deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act, partially offset by income taxes on our foreign operations.

Liquidity and capital resources

	Years ended December 31,
(in thousands)	2019	2018
Consolidated statements of cash flow data:
Net cash provided by operating activities	$15,778	$14,298
Net cash used in investing activities	(20,536)	(139,533)
Net cash provided by (used in) financing activities	(3,814)	130,785
Net (decrease) increase in cash and cash equivalents	$(8,572)	$5,550
As of December 31, 2019, we had cash and cash equivalents and short-term investments of $229.9 million.

In May 2018, we issued Convertible Senior notes with a 1.5% interest rate for an aggregate principal amount of $143.75 million. There are no required principal payments prior to the maturity of the Notes. For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
During 2019, 2018 and 2017, our purchases of property and equipment were $4.6 million, $4.9 million and $2.8 million, respectively. The expenditures in 2019 primarily related to leasehold improvements, computer equipment and manufacturing tools and equipment. The expenditures in 2018 primarily related to leasehold improvements and computer equipment. The expenditures in 2017 primarily related to leasehold improvements and computer equipment.
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
Operating activities
Cash provided by operating activities was $15.8 million in 2019, due in part to non-cash items such as stock-based compensation of $23.9 million, amortization of debt discount and issuance costs of $6.6 million, a decrease in lease-related performance liabilities of $1.2 million and depreciation and amortization of $7.3 million for property and equipment and acquired intangible assets, partially offset by the 2019 net loss of $18.0 million. With respect to changes in assets and liabilities, we experienced an increase in accounts receivable of $2.4 million, an increase of $2.1 million in other receivables, an increase of $0.3 million in inventories, an increase of $0.9 million in prepaid expenses and other assets, an increase in deferred commissions of $0.2 million, an increase of $1.5 million in accounts payable, an increase of $2.4 million in accrued payroll and other liabilities and a $2.8 million increase in deferred revenue.

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

Investing activities
Cash used in investing activities was $20.5 million in 2019, which was primarily attributable to $137.5 million in purchases of short-term investments, offset by $121.5 million in short-term investment maturities. An additional $4.6 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $139.5 million in 2018, which was primarily attributable to $206.8 million in purchases of short-term investments, offset by $72.2 million in short-term investment maturities. An additional $4.9 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash used in financing activities was $3.8 million in 2019, primarily attributable to $2.4 million of proceeds from stock option exercises, $3.5 million of proceeds from issuance of common stock from the employee stock purchase plan and $1.7 million of cash from lease-related performance obligations. These items were offset by a $11.5 million decrease for employee taxes paid on net share settlement on the vesting of restricted stock awards.
Cash provided by financing activities was $130.8 million in 2018, attributable to $138.9 million in proceeds from issuance of the Notes, net of issuance costs, $7.3 million of proceeds from stock option exercises, $3.3 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.3 million of cash from lease-related performance obligations. These items were partially offset by $8.9 million in cash paid for the capped call that we purchased at the time of the issuance of the Notes and $10.1 million cash paid for employee taxes paid on net share settlement.
Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2019:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal amount payable on convertible senior notes (1)	$143,750	$—	$—	$—	$143,750
Non-cancelable purchase commitments(2)	9,747	9,747	—	—	—
Total	$153,497	$9,747	$—	$143,750	$—

(1)	For additional information regarding our convertible senior notes, refer to Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Consists of minimum purchase commitments with our independent contract manufacturers and other vendors.

As of December 31, 2019, we had $0.5 million of net deferred tax liabilities and $0.2 million from uncertain tax positions, both recorded within other long-term liabilities. The timing and amounts of any payments that could result from the net deferred tax liabilities and unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing and amounts of any eventual payment cannot be estimated for inclusion in the table above. We do not expect a significant tax payment related to these obligations to occur within the next 12 months. Such tax contingencies are separately disclosed and discussed in Note 12 of the notes to our consolidated financial statements.

Off-balance sheet arrangements
During 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Revenue Recognition
Some of our contracts with customers contain multiple performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (SSP) basis. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For performance obligations that we routinely sell separately, such as support and maintenance on our core offerings, we determine SSP by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold and geographic locations.
Standard product warranties
We provide for the estimated costs of product warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific product warranty includes parts and labor over a period generally ranging from one to three years. We generally do not provide performance warranties for software. We regularly assess our estimates to evaluate the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. The total warranty expense under our standard warranty in 2019 was $0.2 million, compared to $0.1 million in 2018 and $0.1 million in 2017. The key drivers to the warranty reserve calculation are the installed base of products under standard warranty, the estimated return rate of the installed base of products under standard warranty, and the availability of refurbished units to fulfill expected warranty claims.
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
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Our annual assessment date is October 1st and the results of our assessment performed as of October 1st indicated no impairment had been incurred. No impairment was recorded in 2019, 2018 or 2017. As of December 31, 2019, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our business climate and the buying habits of our customers along with changes in the costs to provide our products and services.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives.
Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. We evaluate our intangible assets for impairment at the asset group level, which means the intangibles grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Management has concluded that our asset groups align with our reporting units. The intangible assets are allocated to the Product and Services asset groups, given that the Product and Services asset groups are the lowest level for which discrete cash flow information are identifiable, independent from other assets. We assess the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2019, 2018 or 2017.
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
We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the amount of net operating losses available for income tax purposes through December 31, 2019, we had a full valuation allowance against our deferred tax assets. We continue to evaluate the realizability of our U.S. and Canadian deferred tax assets. If our financial results improve, we will reassess the need for a full valuation allowance each quarter and, if we determine that it is more likely than not the deferred tax assets will be realized, we will adjust the valuation allowance.
At December 31, 2019, we had a valuation allowance against net deferred tax assets of $40.4 million. We review on a quarterly basis our conclusions about the appropriate amount of our deferred tax asset valuation allowance. There is inherent uncertainty in evaluating the sustainability of the income tax positions we take on our tax returns. We assess our income tax positions and record tax benefits for all years subject to examination based upon our management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in our financial statements.
We include interest and penalties with income taxes on the accompanying statement of operations. Our tax years after 2012 are subject to tax authority examinations. Additionally, our net operating losses and research credits are subject to tax authority adjustment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Vocera Communications, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vocera Communications, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes     (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 using a modified retrospective approach due to adoption of Accounting Standard Update 2016-02, Leases (Topic 842) (ASC 842).
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Refer to Note 1 in the accompanying financial statements
Critical Audit Matter Description
As described in Note 1, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers products and services including its proprietary communication badges, perpetual software licenses, cloud-based subscription, professional services, maintenance and support services, and extended hardware warranties. Product revenue was $92.6 million and service revenue was $87.9 million for the year ended December 31, 2019.

Significant judgment is exercised by the Company in determining revenue recognition for the Company’s customer contracts, and includes the following:

•	Identification and evaluation of terms and conditions within contracts that impact revenue recognition

•
Determination of whether promised goods or services, such as hardware and software licenses, are capable of being distinct and are distinct in the context of the Company’s customer contracts which leads to whether they should be accounted for as individual or combined performance obligations

•	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately

•	Determination of transaction price and allocation of transaction price to identified performance obligations
We identified revenue recognition as a critical audit matter because of these significant judgments required by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether revenue was recognized to depict the transfer of promised products or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

•
We tested the effectiveness of controls related to the identification and evaluation of terms and conditions in contracts, determination of distinct performance obligations, determination of the standalone selling prices, determination of transaction price, allocation of the transaction price to the performance obligations in the contract, and recognition of revenue when, or as, the Company satisfies a performance obligation.

•	We evaluated management’s significant accounting policies related to revenue recognition for reasonableness.

•	We selected a sample of recorded revenue transactions and performed the following procedures:

▪
Obtained and read customer purchase orders and the underlying contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms have been appropriately considered by management.

▪
Evaluated management’s application of their accounting policy and tested revenue recognition for specific performance obligations by comparing management’s conclusions to the underlying master agreement and any related amendments.

▪	Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

•	We evaluated the reasonableness of management’s estimate of standalone selling prices for products and services that are not sold separately by performing the following:

▪	Assessed the appropriateness of the Company’s methodology and mathematical accuracy of the determined standalone selling prices.

▪	Tested the completeness and accuracy of the source data utilized in management’s calculations.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2020

We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Vocera Communications, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vocera Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed  an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2020

Vocera Communications, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$25,704	$34,276
Short-term investments	204,164	186,894
Accounts receivable, net	42,547	40,127
Other receivables	6,312	4,148
Inventories	4,576	4,350
Prepaid expenses and other current assets	5,149	4,691
Total current assets	288,452	274,486
Property and equipment, net	8,661	7,468
Intangible assets, net	5,461	9,070
Goodwill	49,246	49,246
Deferred commissions	10,477	10,303
Other long-term assets	8,158	1,525
Total assets	$370,455	$352,098
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,036	$4,217
Accrued payroll and other current liabilities	14,757	12,885
Deferred revenue, current	50,033	44,053
Total current liabilities	70,826	61,155
Deferred revenue, long-term	11,442	14,579
Convertible senior notes, net	117,178	110,540
Other long-term liabilities	7,184	2,957
Total liabilities	206,630	189,231
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of December 31, 2019 and December 31, 2018; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 31,660,709 and 30,708,138 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	9	9
Additional paid-in capital	313,963	295,647
Accumulated other comprehensive income (loss)	179	(443)
Accumulated deficit	(150,326)	(132,346)
Total stockholders’ equity	163,825	162,867
Total liabilities and stockholders’ equity	$370,455	$352,098

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2019	2018	2017
Revenue
Product	$92,561	$97,447	$91,585
Service	87,940	82,183	74,404
Total revenue	180,501	179,630	165,989
Cost of revenue
Product	29,039	27,425	27,244
Service	42,363	40,318	37,683
Total cost of revenue	71,402	67,743	64,927
Gross profit	109,099	111,887	101,062
Operating expenses
Research and development	34,280	30,879	27,685
Sales and marketing	63,168	62,214	60,107
General and administrative	25,774	25,099	23,970
Total operating expenses	123,222	118,192	111,762
Loss from operations	(14,123)	(6,305)	(10,700)
Interest income	5,110	3,044	604
Interest expense	(8,789)	(5,241)	—
Other expense, net	(158)	(1,523)	(42)
Loss before income taxes	(17,960)	(10,025)	(10,138)
Benefit from (provision for) income taxes	(20)	351	(759)
Net loss	(17,980)	(9,674)	(10,897)

Net loss per share:
Basic and diluted	$(0.57)	$(0.32)	$(0.38)
Weighted average shares used to compute net loss per share:
Basic	31,273	30,041	28,655
Diluted	31,273	30,041	28,655

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Years ended December 31,
	2019	2018	2017
Net loss	$(17,980)	$(9,674)	$(10,897)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	622	(252)	(122)
Comprehensive loss	$(17,358)	$(9,926)	$(11,019)

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, except share amounts)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2017	27,568,103	$8	$230,605	$(69)	$(111,398)	$119,146
Exercise of stock options	1,085,041	1	7,916	—	—	7,917
RSUs released net of shares withheld for tax settlement	599,440	—	(8,990)	—	—	(8,990)
Common stock issued under employee stock purchase plan	159,532	—	2,750	—	—	2,750
Effect of change in accounting principle related to stock-based compensation	—	—	377	—	(377)	—
Employee stock-based compensation expense	—	—	18,196	—	—	18,196
Net loss	—	—	—	—	(10,897)	(10,897)
Other comprehensive loss	—	—	—	(122)	—	(122)
Balance at December 31, 2017	29,412,116	9	250,854	(191)	(122,672)	128,000
Exercise of stock options	531,788	—	7,334	—	—	7,334
RSUs released net of shares withheld for tax settlement	606,808	—	(10,082)	—	—	(10,082)
Common stock issued under employee stock purchase plan	157,426	—	3,270	—	—	3,270
Equity component of convertible senior notes, net	—	—	23,307	—	—	23,307
Employee stock-based compensation expense	—	—	20,964	—	—	20,964
Net loss	—	—	—	—	(9,674)	(9,674)
Other comprehensive loss	—	—	—	(252)	—	(252)
Balance at December 31, 2018	30,708,138	9	295,647	(443)	(132,346)	162,867
Exercise of stock options	187,174	—	2,439	—	—	2,439
RSUs released net of shares withheld for tax settlement	610,024	—	(11,460)	—	—	(11,460)
Common stock issued under employee stock purchase plan	155,373	—	3,472	—	—	3,472
Employee stock-based compensation expense	—	—	23,865	—	—	23,865
Net loss	—	—	—	—	(17,980)	(17,980)
Other comprehensive gain	—	—	—	622	—	622
Balance at December 31, 2019	31,660,709	$9	$313,963	$179	$(150,326)	$163,825

The accompanying notes are an integral part of these consolidated financial statements

Vocera Communications, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(17,980)	$(9,674)	$(10,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,289	7,662	7,643
Inventory provision	67	362	380
Change in lease-related performance obligations	(1,173)	(998)	(864)
Stock-based compensation expense	23,865	20,964	18,196
Amortization of debt discount and issuance costs	6,638	3,899	—
Other	1,016	22	26
Changes in assets and liabilities
Accounts receivable	(2,420)	(5,017)	(10,963)
Other receivables	(2,064)	(2,810)	(120)
Inventories	(293)	(1,898)	1,361
Prepaid expenses and other assets	(880)	(592)	(866)
Deferred commissions	(174)	(2)	121
Accounts payable	1,475	1,527	(611)
Accrued payroll and other liabilities	(2,431)	(2,629)	(1,104)
Deferred revenue	2,843	3,482	5,434
Net cash provided by operating activities	15,778	14,298	7,736
Cash flows from investing activities
Payment for purchase of property and equipment	(4,576)	(4,892)	(2,834)
Purchase of short-term investments	(137,508)	(206,824)	(67,426)
Maturities of short-term investments	121,548	72,183	53,831
Net cash used in investing activities	(20,536)	(139,533)	(16,429)
Cash flows from financing activities
Cash from lease-related performance obligations	1,735	340	693
Proceeds from issuance of the convertible senior notes, net of issuance costs	—	138,854	—
Payments for purchase of capped costs	—	(8,907)	—
Proceeds from issuance of common stock from the employee stock purchase plan	3,472	3,269	2,750
Proceeds from exercise of stock options	2,440	7,327	7,917
Tax withholdings paid on behalf of employees for net share settlement	(11,461)	(10,098)	(8,974)
Net cash provided by (used in) financing activities	(3,814)	130,785	2,386
Net increase (decrease) in cash and cash equivalents	(8,572)	5,550	(6,307)
Cash and cash equivalents at beginning of period	34,276	28,726	35,033
Cash and cash equivalents at end of period	$25,704	$34,276	$28,726
Supplemental cash flow information
Cash paid for interest	$2,156	$1,066	$—
Cash paid for income taxes	$345	$216	$342
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	$458	$114	$102

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies
Background
Vocera Communications, Inc. and its subsidiaries (collectively, the Company) is a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, retail, energy, education and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company's business is generated from sales of its solutions in the healthcare market to help its customers improve quality of care, safety, patient and staff experience and increase operational efficiency.
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
Since its inception, the Company has incurred significant losses and, as of December 31, 2019, had an accumulated deficit of $150.3 million. The Company has funded its operations primarily with customer payments for its products and services, proceeds from the issuance of common stock in connection with its initial public offering (IPO) and follow-on offering and proceeds from the issuance of convertible senior notes. As of December 31, 2019, the Company had cash, cash equivalents and short-term investments of $229.9 million.
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
Cash, cash equivalents and short-term investments
The Company’s cash equivalents and short-term investments consist of money market funds, commercial paper, U.S. government agency notes, U.S. Treasury notes and corporate debt. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date. Investments with an original purchase maturity of three months or less are classified as cash equivalents, all those with longer maturities are classified as short-term investments, which are available-for-sale.
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

No allowance for doubtful accounts was recorded in the years ended December 31, 2019, 2018 or 2017.

Inventories
Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value or replacement cost). The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions.
Concentration of credit risk and other risks and uncertainties
Financial instruments that subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company’s cash and cash equivalents are primarily deposited with high quality financial institutions and in money market funds. Deposits at these institutions and funds may, at times, exceed federally insured limits. Management believes that these financial institutions and funds are financially sound and, accordingly, that minimal credit risk exists. The Company has not experienced any losses on its deposits of cash and cash equivalents. Marketable securities are stated at fair value and accounted for as available-for-sale within short-term investments. The counterparties to the agreements relating to the Company’s investment securities consist of major corporations, financial institutions and government agencies of high credit standing.
The primary hardware components of the Company’s products are currently manufactured by third-party contractors in Mexico and Taiwan. A significant disruption in the operations of these contractors may impact the production of the Company’s products for a substantial period of time, which could harm the Company’s business, financial condition and results of operations.
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. At December 31, 2019 and 2018, no customer accounted for 10% or more of accounts receivable. At December 31, 2019 and 2018, one reseller represented 19.3% and 26.4%, respectively of accounts receivable. For the years ended December 31, 2019, 2018 and 2017, no customer represented 10% or more of revenue.
Property and equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful economic lives of the assets. Assets generally have useful economic lives of three years except for leasehold improvements, which are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Purchased software also generally has a useful economic life of three years, except for major ERP implementations, for which the Company assumes a useful economic life of five years. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs which are not considered improvements and do not extend the useful life of the assets are charged to operations as incurred.
The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. Fair value is estimated based on undiscounted future cash flows. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair values. To date, the Company has not recorded any impairment charges.
Internal-use software development costs
For internal-use software, the Company capitalizes certain internal and external costs incurred in its acquisition and creation. Capitalized internal-use software is included in property and equipment amortized on a straight-line basis over the estimated useful life of the related asset, generally three years. Based on the authoritative guidance, costs incurred either before or after the period satisfying the capitalization criteria, together with costs incurred for training and maintenance, are expensed as incurred. For the years ended December 31, 2019, 2018 and 2017, the Company capitalized costs of $0.6 million, $0.7 million and $0.3 million, respectively.
Goodwill and intangible assets
The Company allocates the purchase price of any acquisitions to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill.
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has identified two operating segments (Product and Service) which management also considers to be reporting units. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If such qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a two-

step impairment test. The Company performed its goodwill impairment assessment on October 1, 2019 using a qualitative assessment and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit more likely than not exceeded its carrying value. As of December 31, 2019, no changes in circumstances indicate that goodwill carrying values may not be recoverable.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. The Company evaluates intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in the years ended December 31, 2019, 2018 or 2017.
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
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of future payments. For those leases that existed as of January 1, 2019, we used our incremental borrowing rate based on information available at that date. We apply a portfolio approach for determining the incremental borrowing rate based on the applicable lease terms and the current economic environment and we utilize available information regarding our borrowing rates. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease components and nonlease components as a single lease component.
Revenue recognition
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
Software revenue - Revenue from the Company’s software products is generally recognized upon transfer of control to the customer. Additional software revenue is derived from the sale of term licenses and cloud-based subscriptions, which can be renewed on a subscription basis. Revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of subscription software, ratably over the applicable term.
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
Contract balances - The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount and in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of December 31, 2019 and 2018 is presented in the accompanying consolidated balance sheets. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of December 31, 2019 and 2018 contract assets totaling $4.3 million and $2.4 million, respectively, were included in other receivables in the consolidated balance sheet.
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

For the year ended December 31, 2019, the Company transferred $3.5 million of lease receivables, recording a net loss of $0.3 million and $1.7 million of new financing liabilities for future performance of executory service obligations. For the year ended December 31, 2018, the Company transferred $0.4 million of lease receivables, recording an immaterial net loss and $0.3 million of new financing liabilities for future performance of executory service obligations.

For lease receivables retained as of December 31, 2019 and 2018, the Company recorded $0.9 million and $0.7 million, respectively, of net investment in sales-type leases, equivalent to the minimum lease payments for the delivered product.
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
Advertising costs
Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising costs for the years ended December 31, 2019, 2018 and 2017 were immaterial.
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
The Company has deferred tax assets, resulting from net operating losses, research and development credits and temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2019 and 2018, respectively. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets for these years.
At December 31, 2019, the Company had a valuation allowance against net deferred tax assets of $40.4 million.
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
The Company includes interest and penalties with income taxes in the accompanying statement of operations. All of the Company’s net operating losses and research credit carryforwards are subject to adjustment by tax authorities and all years after 2012 are still subject to tax authority examinations. The Company is currently not subject to any income tax audit examinations by tax authorities in any jurisdictions including U.S. federal, state and local or foreign countries.
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
Comprehensive loss
For the years ended December 31, 2019, 2018 and 2017, the only component of other comprehensive loss was unrealized (losses) gains on available-for-sale securities.
Related party transactions

During the years ended December 31, 2019, 2018 and 2017, the Company had revenue transactions with a related party, the University of Chicago Medical Center (UCMC), for $1.3 million, $0.4 million and $0.4 million, respectively, relating to consulting services and technology solutions. One of the Company's board members is the President of UCMC.
Recently adopted accounting pronouncement
In February 2016, the FASB amended lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. We adopted this new guidance effective January 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.
The Company elected the package of practical expedients permitted under the transition guidance within the new standard. The adoption of the standard resulted in recognition of right-of-use assets, which includes the impact of existing deferred rents and tenant improvement allowances of $5.1 million and lease liabilities of $6.7 million as of January 1, 2019. The standard did not affect our consolidated net earnings or cashflows.
In February 2018, the FASB issued new guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and required certain disclosures about stranded tax effects. We adopted this standard effective January 1, 2019 on a prospective basis. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted this guidance in the first quarter of fiscal year 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.
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

	Years ended December 31,
(in thousands)	2019	2018	2017
Revenue
Product
Device	$61,224	$60,130	$61,746
Software	31,337	37,317	29,839
Total product	92,561	97,447	91,585
Service
Maintenance and support	68,846	62,267	52,342
Professional services and training	19,094	19,916	22,062
Total service	87,940	82,183	74,404
Total revenue	$180,501	$179,630	$165,989

Costs to obtain and fulfill a contract

The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the consolidated statements of operations. The Company determines its estimated period of benefit, up to five years, by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the year ended December 31, 2019 and 2018 are as follows:

(in thousands)	December 31, 2018	Additions	Commissions Recognized	December 31, 2019
Deferred commissions	$10,303	$7,761	$(7,587)	$10,477

(in thousands)	December 31, 2017	Additions	Commissions Recognized	December 31, 2018
Deferred commissions	$10,301	$8,327	$(8,325)	$10,303
Of the $10.5 million total deferred commissions balance as of December 31, 2019, the Company expects to recognize approximately 49.0% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue
The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the years ended December 31, 2019 and 2018 are as follows:

(in thousands)	December 31, 2018	Additions	Revenue Recognized	December 31, 2019
Deferred revenue	$58,632	$82,042	$(79,199)	$61,475

(in thousands)	December 31, 2017	Additions	Revenue Recognized	December 31, 2018
Deferred revenue	$55,151	$77,969	$(74,488)	$58,632
Revenue recognized during the year ended December 31, 2019 from deferred revenue balances as of December 31, 2018 was $48.6 million. Revenue recognized during the year ended December 31, 2018 from deferred revenue balances as of December 31, 2017 was $42.6 million.
The “contracted but not recognized” performance obligations represent the Company’s deferred revenue and non-cancelable backlog amounts. This balance as of December 31, 2019 was $123.5 million, of which the Company expects to recognize approximately 66% of the revenue over the next 12 months and the remainder thereafter.

3.	Fair value of financial instruments
The carrying values of the Company’s cash and cash equivalents and short-term investments approximate their fair value due to their short-term nature. As a basis for determining the fair value of its assets and liabilities, the Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the years ended December 31, 2019, 2018 and 2017, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at December 31, 2019 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the consolidated financial statements for further information.
The table below summarizes the Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2019 and 2018, respectively.

	December 31, 2019			December 31, 2018
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$4,086	$—	$4,086	$3,737	$—	$3,737
Commercial paper	—	12,854	12,854	—	16,570	16,570
U.S. government agency securities	—	3,000	3,000	—	3,325	3,325
Corporate debt securities	—	188,310	188,310	—	166,759	166,759
Total assets measured at fair value	$4,086	$204,164	$208,250	$3,737	$189,384	$193,121

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

4.	Cash, Cash Equivalents and Short-Term Investments
The following tables display gross unrealized gains and losses for cash, cash equivalents and available-for-sale investments for the periods presented:

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$21,618	$—	$—	$21,618
Money market funds	4,086	—	—	4,086
Total cash and cash equivalents	25,704	—	—	25,704
Short-Term Investments:
Commercial paper	12,861	—	(7)	12,854
U.S. government agency securities	3,000	—	—	3,000
Corporate debt securities	187,866	499	(55)	188,310
Total short-term investments	203,727	499	(62)	204,164
Total cash, cash equivalents and short-term investments	$229,431	$499	$(62)	$229,868

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,049	$—	$—	$28,049
Money market funds	3,737	—	—	3,737
Commercial paper	2,491	—	(1)	2,490
Corporate debt securities	—	—	—	—
Total cash and cash equivalents	34,277	—	(1)	34,276
Short-Term Investments:
Commercial paper	14,091	—	(11)	14,080
U.S. government agency securities	3,339	—	(14)	3,325
U.S. Treasury securities	2,740	—	(10)	2,730
Corporate debt securities	167,110	28	(379)	166,759
Total short-term investments	187,280	28	(414)	186,894
Total cash, cash equivalents and short-term investments	$221,557	$28	$(415)	$221,170

The Company has determined that the unrealized losses on its short-term investments as of December 31, 2019 and 2018 do not constitute an "other than temporary impairment". The unrealized losses for the short-term investments as of December 31, 2019 and 2018 have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of December 31, 2019
Cash and cash equivalents (1)	$25,704	$—	$25,704
Short-term investments	113,010	91,154	204,164
Cash, cash equivalents and short-term investments	$138,714	$91,154	$229,868

Balances as of December 31, 2018
Cash and cash equivalents (1)	$34,276	$—	$34,276
Short-term investments	109,451	77,443	186,894
Cash, cash equivalents and short-term investments	$143,727	$77,443	$221,170

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.	Net loss per share
The following table presents the calculation of basic and diluted net loss per share:

	Years ended December 31,
(in thousands, except for share and per share amounts)	2019	2018	2017
Numerator:
Net loss	$(17,980)	$(9,674)	$(10,897)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	31,273	30,041	28,655
Net loss per share
Basic and diluted	$(0.57)	$(0.32)	$(0.38)

For the years ended December 31, 2019, 2018 and 2017, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	December 31,
(in thousands)	2019	2018	2017
Options to purchase common stock	523	1,085	1,365
Restricted stock units	1,461	1,925	2,046

6.	Goodwill and intangible assets
Goodwill
The Company had $49.2 million of goodwill as of December 31, 2019 and 2018, respectively. Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has two reporting units: Product and Service. As of December 31, 2019, $41.2 million of the Company's goodwill resides in the Product reporting unit and $8.0 million resides in the Service reporting unit. The Company performed an impairment assessment in 2018 which determined that no impairment existed. For the years ended December 31, 2019 and 2018, the Company used the qualitative assessment permitted under authoritative accounting guidance. Among the qualitative factors considered were changes since the prior impairment test in the following: industry and competitive environment, business strategy, product mix, buyer and supplier bargaining power, potential market size, consistency in operating margins and cash flows, change in reporting unit or product life cycle stage and earnings quality and sustainability. No impairment was recorded in the years ended December 31, 2019, 2018 or 2017.
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

		December 31, 2019			December 31, 2018
(in thousands)	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Customer relationships	7 to 9	$10,920	$5,819	$5,101	$10,920	$4,645	$6,275
Developed technology	3 to 7	10,050	9,803	247	10,050	7,731	2,319
Trademarks	3 to 7	1,110	1,110	—	1,110	831	279
Backlog	3	1,400	1,287	113	1,400	1,203	197
Non-compete agreements	2 to 4	460	460	—	460	460	—
Intangible assets, net book value		$23,940	$18,479	$5,461	$23,940	$14,870	$9,070

Amortization of intangible assets was $3.6 million, $4.5 million and $4.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenues for developed technology and backlog and in operating expenses for the other intangibles. The estimated future amortization of acquired intangible assets as of December 31, 2019 was as follows:

(in thousands)	Future amortization
2020	$1,356
2021	1,130
2022	1,050
2023	1,050
2024	875
Future amortization expense	$5,461

7.	Consolidated balance sheet components
Inventories

	December 31,
(in thousands)	2019	2018
Raw materials	$831	$197
Finished goods	3,745	4,153
Total inventories	$4,576	$4,350
Property and equipment, net

	December 31,
(in thousands)	2019	2018
Computer equipment and software	$13,596	$10,433
Furniture, fixtures and equipment	2,430	2,246
Leasehold improvements	5,283	5,183
Manufacturing tools and equipment	2,435	2,371
Construction in process	582	520
Property and equipment, at cost	24,326	20,753
Less: Accumulated depreciation	(15,665)	(13,285)
Property and equipment, net	$8,661	$7,468
Depreciation and amortization expense for property and equipment for the years ended December 31, 2019, 2018 and 2017 was $3.7 million, $3.2 million and $3.0 million, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the net investment in sales-type leases are as follows:

	December 31,
(in thousands)	2019	2018
Minimum payments to be received on sales-type leases	$2,078	$2,111
Less: Unearned interest income and executory revenue portion	(1,190)	(1,387)
Net investment in sales-type leases	888	724
Less: Current portion	(452)	(427)
Non-current net investment in sales-type leases	$436	$297
Sales-type lease activity recognized in the consolidated statement of operations are as follows:

	Years ended December 31,
(in thousands)	2019	2018	2017
Lease revenue	$6,394	$2,697	$2,932
Less: Cost of lease shipments	(1,670)	(212)	(306)
Gross profit	$4,724	$2,485	$2,626

Interest income (expense), net on lease receivable	$(18)	$(6)	$9
Initial direct cost incurred	$277	$140	$167

There were no allowances for doubtful accounts on these leases as of December 31, 2019 and 2018. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets", respectively.
The minimum lease payments expected for future years under sales-type leases as of December 31, 2019 were as follows:

(in thousands)	Future lease payments
2020	$998
2021	615
2022	387
2023	78
Total	$2,078

Accrued payroll and other current liabilities

	December 31,
(in thousands)	2019	2018
Payroll and related expenses	$6,053	$7,241
Accrued payables	2,674	2,115
Operating lease liabilities, current portion	2,323	—
Lease financing, current portion	1,033	956
Product warranty	420	376
Customer prepayments	631	629
Sales and use tax payable	599	379
Other	1,024	1,189
Total accrued payroll and other current liabilities	$14,757	$12,885

A reconciliation of the changes in the Company’s warranty reserve for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years ended December 31,
(in thousands)	2019	2018	2017
Warranty balance at the beginning of the period	$376	$353	$596
Warranty expense accrued for shipments during the period	435	468	503
Changes in estimate related to pre-existing warranties	(192)	(223)	(450)
Warranty settlements made	(199)	(222)	(296)
Total product warranty	$420	$376	$353

Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases have remaining lease terms of approximately one to five years. Operating lease cost, including short-term operating leases was $2.7 million, $2.7 million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2019
Other long-term assets	$6,251

Accrued payroll and other current liabilities	2,323
Other long-term liabilities	4,866
Total operating lease liabilities	$7,189
Other information related to leases was as follows:

Year ended December 31,
(in thousands)	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$2,689
Right-of-use assets obtained in exchange for lease obligations	$2,830
Weighted average remaining lease term	2.90 years
Weighted average discount rate	8%

Maturities of lease liabilities as of December 31, 2019 are as follows:

(in thousands)	Operating leases
2020	$2,852
2021	3,043
2022	1,385
2023	442
2024	353
Total maturities of lease liabilities	8,075
Less imputed interest	$(886)
Total	$7,189
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under the previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2018, are as follows:

(in thousands)	Operating leases
2019	$2,224
2020	2,077
2021	1,835
2022	612
2023	35
Total maturities of lease liabilities	$6,783

8.	Convertible Senior Notes
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
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is the Company’s current intent and policy to settle conversions through combination settlement which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. During the year ended December 31, 2019, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the year ended December 31, 2019 and are classified as long-term debt.
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
The Notes consist of the following:

(in thousands)	December 31, 2019	December 31, 2018
Liability:
Principal	$143,750	$143,750
Unamortized debt discount	(23,880)	(29,846)
Unamortized issuance costs	(2,692)	(3,364)
Net carrying amount	$117,178	$110,540

Stockholders’ equity:
Debt discount for conversion option	$33,350	$33,350
Issuance costs	$(1,136)	$(1,136)
Net carrying amount	$32,214	$32,214

The total estimated fair value of the Notes as of December 31, 2019 was approximately $142.4 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $20.76 on December 31, 2019, the if-converted value of the Notes of $92.5 million was less than their principal amount.

Interest expense related to the Notes is as follows:

	Year ended December 31,
(in thousands)	2019	2018
Contractual interest expense	$2,150	$1,342
Amortization of debt discount	5,966	3,504
Amortization of issuance costs	673	395
Total interest expense	$8,789	$5,241

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
The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows:

(in thousands)	December 31, 2019
Conversion option	$33,350
Purchase of capped calls	$(8,907)
Issuance costs	$(1,136)
Total	$23,307

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
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturers whereby the Company is required to purchase any inventory held by the third-party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2019 and 2018, approximately $9.7 million and $11.1 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.

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
At December 31, 2019, the Company has 2,003,979 shares of common stock reserved for issuance under stock option plans.

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
Stock Option Activity
The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan and the 2012 Plan and non-plan stock option agreements:

	Options outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2018	797,501	$13.31	4.71	$20,767
Options granted	—	—
Options exercised	(187,174)	13.03
Options canceled	(4,000)	10.41
Outstanding at December 31, 2019	606,327	$13.41	3.62	$4,566
Options vested and expected to vest as of December 31, 2019	606,327	$13.41	3.62	$4,566
Options vested and exercisable as of December 31, 2019	606,327	$13.41	3.62	$4,566

At December 31, 2019, there was no unrecognized compensation cost related to options.
No options were granted during the years ended December 31, 2019, 2018 and 2017. Further information regarding the value of employee options vested and exercised during the years ended December 31, 2019, 2018 and 2017 is set forth below.

	Years ended December 31,
(in thousands)	2019	2018	2017
Intrinsic value of options exercised during period	$3,700	$10,243	$18,603

Employee Stock Purchase Plan
The Company's 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods.
At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. During the years ended December 31, 2019 and 2018, employees purchased 155,373 and 157,426 shares, respectively, of common stock at an average purchase price of $22.35 and $20.77, respectively. As of December 31, 2019, 873,011 shares remained available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Years ended December 31,
	2019	2018	2017
Expected term (in years)	0.5	0.5	0.5
Volatility	33% - 50%	33% - 37.8%	29.0% - 32.0%
Risk-free interest rate	1.59% - 2.51%	2.09% - 2.51%	0.61% - 1.39%
Dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units
The Company issues RSUs as an element of its compensation plans.
A summary of the restricted stock activity for the year ended December 31, 2019 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2018	1,807,180	$23.13
Granted	845,437	31.88
Vested	(978,785)	20.89
Forfeited	(123,186)	27.78
Outstanding at December 31, 2019	1,550,646	$28.94

At December 31, 2019, there was $30.2 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.65 years.
Allocation of Stock-Based Compensation Expense
Stock-based compensation expense is recognized based on a straight-line amortization method over the respective vesting period of the award. For the years ended December 31, 2019, 2018 and 2017 the straight-line amortization is reduced by actual forfeitures. The Company estimated the expected forfeiture rate based on its historical experience, considering voluntary termination behaviors, trends of actual award forfeitures, and other events that will impact the forfeiture rate. To the extent the Company’s actual forfeiture rate is different from the estimate, the stock-based compensation expense is adjusted accordingly.
The following table presents the allocation of stock-based compensation expense:

	Years ended December 31,
(in thousands)	2019	2018	2017
Cost of revenue	$4,441	$3,614	$2,871
Research and development	3,955	2,976	2,122
Sales and marketing	7,014	6,560	6,563
General and administrative	8,455	7,814	6,640
Total stock-based compensation	$23,865	$20,964	$18,196

11.	Segments
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
The following table presents a summary of the operating segments:

	Years ended December 31,
(in thousands)	2019	2018	2017
Revenue
Product	$92,561	$97,447	$91,585
Service	87,940	82,183	74,404
Total revenue	180,501	179,630	165,989

Cost of revenue
Product	29,039	27,425	27,244
Service	42,363	40,318	37,683
Total cost of revenue	71,402	67,743	64,927

Gross profit
Product	63,522	70,022	64,341
Service	45,577	41,865	36,721
Total gross profit	109,099	111,887	101,062

Operating expenses	123,222	118,192	111,762
(Loss) income from operations	(14,123)	(6,305)	(10,700)
Interest income (expense), net and other	(3,837)	(3,720)	562
Loss before income taxes	$(17,960)	$(10,025)	$(10,138)

The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region.

	Years ended December 31,
(in thousands)	2019	2018	2017
Revenue
Product
Device	$61,224	$60,130	$61,746
Software	31,337	37,317	29,839
Total product	92,561	97,447	91,585
Service
Maintenance and support	68,846	62,267	52,342
Professional services and training	19,094	19,916	22,062
Total service	87,940	82,183	74,404
Total revenue	$180,501	$179,630	$165,989
The Company’s revenue by geographic region, based on customer location, is summarized as follows:

	Years ended December 31,
(in thousands)	2019	2018	2017
Revenue
United States	$164,827	$161,338	$148,993
International	15,674	18,292	16,996
Total revenue	$180,501	$179,630	$165,989

The Company’s tangible long-lived assets by geographic region, consisting of net property and equipment, are summarized as follows:

	December 31,
(in thousands)	2019	2018	2017
Property and equipment, net
United States	$6,364	$6,265	$4,621
International	2,297	1,203	1,130
Total property and equipment, net	$8,661	$7,468	$5,751

12.	Income taxes
The components of loss before income taxes are as follows:

	Years ended December 31,
(in thousands)	2019	2018	2017
United States	$(19,022)	$(10,852)	$(10,930)
International	1,062	827	792
Total loss before income taxes	$(17,960)	$(10,025)	$(10,138)

The components of the provision for income taxes are as follows:

	Years ended December 31,
(in thousands)	2019	2018	2017
Current
Federal	$—	$—	$(10)
State	(25)	53	54
Foreign	240	368	324
	215	421	368
Deferred
Federal	(43)	(822)	311
State	7	99	119
Foreign	(159)	(49)	(39)
	(195)	(772)	391
Total income tax provision (benefit)	$20	$(351)	$759

The Company had an effective tax rate of 0.1%, (3.5)% and 7.5% for the years ended December 31, 2019, 2018 and 2017, respectively.

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows:

	Years ended December 31,
(in thousands)	2019	2018	2017
U.S. federal (tax benefit) provision at statutory rate	$(3,772)	$(2,105)	$(4,576)
State (tax benefit) income taxes, net of federal benefit	(646)	(373)	(437)
Foreign income taxes at rates other than the US rate	(145)	92	(21)
Stock-based compensation	(2,119)	(3,503)	(8,373)
Change in valuation allowance	5,136	4,710	(6,023)
Non-deductible executive compensation	2,383	2,418	1,624
Rate differential impact on Tax Cuts and Jobs Act	—	—	18,975
Research and development credits	(1,209)	(994)	(602)
Indefinite net operating losses carryforward	(33)	(1,470)	—
Other	425	874	192
Total	$20	$(351)	$759

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
(in thousands)	2019	2018
Deferred tax assets
Net operating loss carryforward	$32,723	$29,798
Research and development credits	8,449	6,840
Depreciation and amortization	2,402	3,007
Reserves and accruals	9,349	9,661
Total deferred tax assets	52,923	49,306
Valuation allowance	(40,436)	(40,070)
Net deferred tax assets	12,487	9,236
Deferred tax liabilities - convertible senior notes	(5,848)	(7,503)
Deferred tax liabilities - other	(7,097)	(2,208)
Net deferred tax liabilities	$(458)	$(475)

The Company's deferred tax liabilities are primarily related to tax deductible goodwill. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2019; accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The Company’s valuation allowance increased by $0.4 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively. The change in the 2019 valuation allowance was primarily due to the addition of current year loss carryforwards and federal rate reduction. The change in the 2018 valuation allowance was primarily due to the addition of current year loss carryforwards.
At December 31, 2019, the Company had $137 million and $69 million, respectively, of federal and state net operating loss carryforwards. The federal net operating loss carryforward generated in the years ended December 31, 2002 through 2017 begin expiring in 2022.
Net operating losses originating before January 1, 2018 are eligible to offset taxable income, if not otherwise limited under IRS Section 382. Net operating losses generated after December 31, 2017 have an infinite carryforward period and subject to 80% deduction limitation based upon pre-net operating deduction taxable income.
The state net operating loss carryforward begins expiring in 2028, if not utilized.

In addition, the Company has federal research and development tax credits carryforwards of approximately $5.3 million and state research and development tax credit carryforwards of approximately $5.9 million. The federal credit carryforwards begin expiring 2026 and the state credits carry forward indefinitely. The Internal Revenue Code (IRC) contains provisions which limit the amount of net operating loss (NOL) and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred. As of December 31, 2019, $11.5 million of the Company's NOL carryovers and $0.5 million of credit carryovers are subject to an annual $0.6 million limitation, of which $5.3 million NOLs would be available to offset future taxable income in the twenty-year carryforward period.
The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets since January 1, 2017:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Balance at the beginning of the period	$40,070	$45,255	$42,339
Net operating loss carryforwards generated	2,925	2,509	3,050
R&D tax credit increase	1,609	1,014	1,121
Depreciation and amortization increase	(605)	925	237
Reserves and accruals decrease	(312)	(581)	(1,479)
Deferred tax assets increase	(3,251)	(9,052)	(13)
Balance at the end of the period	$40,436	$40,070	$45,255

The following table reflects changes in the unrecognized tax benefits since January 1, 2018:

	Years ended December 31,
(in thousands)	2019	2018
Gross amount of unrecognized tax benefits as of the beginning of the period	$1,931	$1,673
Increases related to prior year tax provisions	—	7
Decreases related to prior year tax provisions	(78)	—
Increases related to current year tax provisions	398	251
Gross amount of unrecognized tax benefits as of the end of the period	$2,251	$1,931

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
The Company files income tax returns in the United States on a federal basis and in various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses and research credit carryforwards prior to 2019 are subject to tax authority adjustment and all years after 2012 are still subject to the tax authority examinations.
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

14. Quarterly results of operations (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2019. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

(In thousands, except per share data)	Quarters Ended
2019	March 31,	June 30,	September 30,	December 31,
Total revenue	$35,309	$44,759	$50,781	$49,652
Gross profit	$19,685	$27,016	$31,888	$30,510
Net income (loss)	$(11,735)	$(4,857)	$298	$(1,686)
Net income (loss) attributable to common stockholders	$(11,735)	$(4,857)	$298	$(1,686)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.38)	$(0.16)	$0.01	$(0.05)
Diluted	$(0.38)	$(0.16)	$0.01	$(0.05)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	30,800	31,242	31,459	31,579
Diluted	30,800	31,242	31,944	31,579

	Quarters Ended
2018	March 31,	June 30,	September 30,	December 31,
Total revenue	$40,242	$42,686	$47,822	$48,880
Gross profit	$23,901	$25,651	$31,138	$31,197
Net income (loss)	$(4,770)	$(3,554)	$(249)	$(1,101)
Net income (loss) attributable to common stockholders	$(4,770)	$(3,554)	$(249)	$(1,101)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.24)	$(0.26)	$(0.01)	$(0.04)
Weighted average shares used to compute net loss per common share:
Basic and diluted	29,476	29,867	29,861	30,592

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of December 31, 2019, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders.
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
3. Exhibits:

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit title	Form	File No.	Date	Number	Filed herewith

3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-183546	August 24, 2012	3.01

3.02	Restated Bylaws of Vocera Communications, Inc., as amended October 26, 2016.	8-K	001-35469	October 31, 2016	3.01

4.01	Amended and Restated Investor Rights Agreement, dated as of October 10, 2006, by and among the Registrant and certain investors of the Registrant.	S-1	333-175932	August 1, 2011	4.02

4.02	Indenture dated May 17, 2018 by and among the Registrant and U.S. Bank National Association.	8-K	011-35469	May 17, 2018	4.01

4.03	Description of the Registrant's Securities					X

10.01	Forms of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-175932	August 1, 2011	10.01

10.02+	2006 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)	333-175932	February 24, 2012	10.03

10.03+	2012 Equity Incentive Plan and forms of equity award agreements.	8-K	001-35460	June 6, 2018	10.01

10.04+	2012 Employee Stock Purchase Plan.	S-1(A3)	333-175932	March 13, 2012	10.05

10.05+	Form of Option Agreement dated July 31, 2007, by and between the Registrant and each of Brent Lang and Robert Zollars.	S-1	333-175932	August 1, 2011	10.06

10.06+	2010 Stock Option Agreement to purchase common stock, dated as of November 3, 2010, issued by the Registrant to DS Consulting Associates, LLC and 2011 Stock Option Agreement to purchase common stock, dated as of November 3, 2010 issued by the Registrant to DS Consulting Associates, LLC.	S-1	333-175932	August 1, 2011	10.07

10.07+	2016 Equity Inducement Plan.	10-Q	001-35469	November 7, 2016	10.02

10.08+	Form of Global Agreements under the 2016 Equity Inducement Plan.	10-Q	001-35469	November 7, 2016	10.04

10.09	Lease Agreement, dated as of September 26, 2007, by and between 525 Race Street, LLC and the Registrant, as amended on February 17, 2011.	S-1	333-175932	August 1, 2011	10.11

10.10†	Original Equipment Manufacturer Agreement, dated as of April 25, 2002, by and between Nuance Communications, Inc. and the Registrant, as amended through April 4, 2006.	S-1	333-175932	August 1, 2011	10.13

10.11†	Contract Manufacturing Agreement, dated as of June 7, 2010, by and between SMTC Corporation and the Registrant.	S-1	333-175932	August 1, 2011	10.14

10.12+	Form of Change of Control Severance Agreement by and between the Registrant and each of its executive officers.	S-1(A2)	333-175932	February 24, 2012	10.15

10.13+	Form of non-plan Restricted Stock Purchase Agreement for non-employee directors.	S-1(A2)	333-175932	February 24, 2012	10.17

10.14	Second Amendment to Lease, dated April 20, 2015, by and between the Registrant and 525 Race Street, LLC	10-Q	001-35469	August 6, 2015	10.01

10.15	Membership Interest Purchase Agreement, dated October 27, 2016 by and among the Registrant, each of the members of Extension, LLC and the Sellers Representative named therein.	10-Q	001-35469	November 7, 2016	10.01

10.16	Form of Base Capped Call Confirmation	8-K	001-35469	May 17, 2018	99.1

10.17	Form of Additional Capped Call Confirmation	8-K	001-35469	May 17, 2018	99.2

21.01	List of subsidiaries.					X

23.01	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (included on signature page).					X

31.01*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101	X

+	Indicates management contract or compensatory plan or arrangement.

†	Portions of have been granted confidential treatment by the SEC.

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

VOCERA COMMUNICATIONS, INC.

Date: February 26, 2020	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: February 26, 2020	By:	/S/ Justin R. Spencer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent D. Lang
Brent D. Lang	Chief Executive Officer (Principal Executive Officer)	February 26, 2020

/s/ Justin R. Spencer
Justin R. Spencer	Chief Financial Officer (Principal Accounting and Financial Officer)	February 26, 2020

/s/ Michael Burkland
Michael Burkland	Director	February 26, 2020

/s/ Julie Iskow
Julie Iskow	Director	February 26, 2020

/s/ Howard E. Janzen
Howard E. Janzen	Director	February 26, 2020

/s/ Alexa King
Alexa King	Director	February 26, 2020

/s/ John N. McMullen
John N. McMullen	Director	February 26, 2020

/s/ Sharon O'Keefe
Sharon O'Keefe	Director	February 26, 2020

/s/ Ronald A. Paulus
Ronald A. Paulus	Director	February 26, 2020

/s/ Bharat Sundaram		February 26, 2020
Bharat Sundaram	Director