Form 10-Q
period 2020-03-31
VOCERA COMMUNICATIONS, INC.
filed 2020-05-04
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2020
Common Stock, $0.0003 par value per share	32,025,518

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$31,136	$25,704
Short-term investments	202,632	204,164
Accounts receivable, net of allowance	26,283	42,547
Other receivables	6,374	6,312
Inventories	6,027	4,576
Prepaid expenses and other current assets	5,694	5,149
Total current assets	278,146	288,452
Property and equipment, net	8,251	8,661
Intangible assets, net	5,141	5,461
Goodwill	49,246	49,246
Deferred commissions	10,307	10,477
Other long-term assets	7,368	8,158
Total assets	$358,459	$370,455
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,142	$6,036
Accrued payroll and other current liabilities	15,311	14,757
Deferred revenue, current	45,987	50,033
Total current liabilities	64,440	70,826
Deferred revenue, long-term	10,689	11,442
Convertible senior notes, net	118,913	117,178
Other long-term liabilities	6,310	7,184
Total liabilities	200,352	206,630
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of March 31, 2020 and December 31, 2019; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 31,802,779 and 31,660,709 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	9	9
Additional paid-in capital	319,671	313,963
Accumulated other comprehensive income (loss)	(777)	179
Accumulated deficit	(160,796)	(150,326)
Total stockholders’ equity	158,107	163,825
Total liabilities and stockholders’ equity	$358,459	$370,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenue
Product	$17,850	$14,003
Service	22,823	21,306
Total revenue	40,673	35,309
Cost of revenue
Product	6,364	5,334
Service	10,523	10,290
Total cost of revenue	16,887	15,624
Gross profit	23,786	19,685
Operating expenses
Research and development	9,032	8,146
Sales and marketing	16,963	16,019
General and administrative	6,391	6,580
Total operating expenses	32,386	30,745
Loss from operations	(8,600)	(11,060)
Interest income	1,120	1,279
Interest expense	(2,274)	(2,121)
Other income (expense), net	(591)	131
Loss before income taxes	(10,345)	(11,771)
Benefit from (provision for) income taxes	(125)	36
Net loss	$(10,470)	$(11,735)

Loss per share
Basic	$(0.33)	$(0.38)
Diluted	$(0.33)	$(0.38)
Weighted average shares used to compute net loss per share
Basic	31,738	30,800
Diluted	31,738	30,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net loss	$(10,470)	$(11,735)
Other comprehensive income (loss), net:
Change in unrealized gain (loss) on investments, net of tax	(956)	425
Comprehensive loss	$(11,426)	$(11,310)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2018	30,708,138	$9	$295,647	$(443)	$(132,346)	$162,867
Exercise of stock options	122,376	—	1,564	—	—	1,564
RSUs released net of shares withheld for tax settlement	60,603	—	(1,271)	—	—	(1,271)
Employee stock-based compensation expense	—	—	5,544	—	—	5,544
Net loss	—	—	—	—	(11,735)	(11,735)
Other comprehensive loss	—	—	—	425	—	425
Balance at March 31, 2019	30,891,117	9	301,484	(18)	(144,081)	157,394

Balance at December 31, 2019	31,660,709	$9	$313,963	$179	$(150,326)	$163,825
Exercise of stock options	77,909	—	731	—	—	731
RSUs released net of shares withheld for tax settlement	64,161	—	(864)	—	—	(864)
Employee stock-based compensation expense	—	—	5,841	—	—	5,841
Net loss	—	—	—	—	(10,470)	(10,470)
Other comprehensive loss	—	—	—	(956)	—	(956)
Balance at March 31, 2020	31,802,779	$9	$319,671	$(777)	$(160,796)	$158,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(10,470)	$(11,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,333	1,890
Inventory provision	42	—
Change in lease-related performance obligations	(346)	(266)
Stock-based compensation expense	5,841	5,544
Amortization of debt discount and issuance costs	1,735	1,582
Other	729	24
Changes in operating assets and liabilities:
Accounts receivable	16,264	15,681
Other receivables	(102)	(1,156)
Inventories	(1,494)	(1,637)
Prepaid expenses and other assets	(417)	(414)
Deferred commissions	171	(19)
Accounts payable	(2,826)	(1,173)
Accrued payroll and other liabilities	(17)	(1,689)
Deferred revenue	(4,799)	(5,687)
Net cash provided by operating activities	5,644	945
Cash flows from investing activities
Purchase of property and equipment	(682)	(853)
Purchase of short-term investments	(28,009)	(31,349)
Maturities of short-term investments	28,569	29,624
Net cash used in investing activities	(122)	(2,578)
Cash flows from financing activities
Cash from lease-related performance obligations	43	—
Proceeds from exercise of stock options	731	1,564
Tax withholdings paid on behalf of employees for net share settlement	(864)	(1,271)
Net cash provided by (used in) financing activities	(90)	293
Net increase in cash and cash equivalents	5,432	(1,340)
Cash and cash equivalents at beginning of period	25,704	34,276
Cash and cash equivalents at end of period	$31,136	$32,936

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$390	$161

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
The Vocera communication and collaboration solution includes: an intelligent enterprise software platform; a lightweight, wearable, voice-controlled communication badge and newly introduced Smartbadge; and smartphone applications. The solution enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to the Vocera Badge, Vocera Smartbadge, smartphones and other mobile communication devices both inside and outside the hospital, replacing legacy pagers and in-building wireless phones.
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or any other future year.
Except for the change in certain accounting policies upon adoption of the accounting standards described below, there have been no material changes to the Company’s significant accounting policies compared to the accounting policies presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, warranty reserves, accounts receivable reserves, inventory reserves, bonuses, goodwill and intangible assets, stock-based compensation expense, provisions for income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued new guidance related to the accounting for credit losses on instruments for both financial services and non-financial services entities. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance was effective for the Company beginning January 1, 2020. The Company applied the guidance using a modified retrospective approach requiring that the Company recognize the cumulative effect of initially applying the impairment standard as an adjustment to opening accumulated deficit in the period of initial application. There was no adjustment to the Company’s opening accumulated deficit in the period as there were no incremental impairment losses as a result of the adoption.

In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment. The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit.  The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.  The new standard was effective for the Company beginning January 1, 2020. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements
In December 2019, the FASB issued new guidance to simplifying the accounting for income taxes, which removes certain exceptions for intra period allocations, recognizing deferred taxes for investments and calculating income taxes in interim periods. This guidance also reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact of this new accounting guidance on its condensed consolidated financial statements.

2.	Revenue, deferred revenue and deferred commissions
Disaggregation of Revenue
A typical sales arrangement involves multiple arrangements, such as the sales of the Company’s proprietary communication device (“Vocera Badge”), perpetual software licenses, professional services and maintenance and support services which entitle customers to unspecified upgrades, patch releases and telephone-based support. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance:

	Three months ended March 31,
(in thousands)	2020	2019
Product revenue
Device	$13,903	$10,060
Software	3,947	3,943
Total product	17,850	14,003

Service revenue
Maintenance and support	18,069	16,393
Professional services and training	4,754	4,913
Total service	22,823	21,306
Total revenue	$40,673	$35,309

Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount and in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of March 31, 2020 and December 31, 2019 is presented in the accompanying condensed consolidated balance sheets. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of March 31, 2020 and December 31, 2019, contract assets totaling $4.5 million and $4.3 million, respectively, were included in prepaid and other current assets in the condensed consolidated balance sheets.

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

Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the condensed consolidated statements of operations. The Company determines its estimated period of benefit by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the three months ended March 31, 2020 are as follows:

(in thousands)	December 31, 2019	Additions	Commissions Recognized	March 31, 2020
Deferred commissions	$10,477	$2,489	$(2,659)	$10,307

Of the $10.3 million total deferred commissions balance as of March 31, 2020, the Company expects to recognize approximately 48% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue
The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the three months ended March 31, 2020 are as follows:

(in thousands)	December 31, 2019	Additions	Revenue Recognized	March 31, 2020
Deferred revenue	$61,475	$14,945	$(19,744)	$56,676

Revenue recognized during the three months ended March 31, 2020 from deferred revenue balances at the beginning of the period was $18.5 million. Revenue recognized during the three months ended March 31, 2019 from deferred revenue balances at the beginning of the period was $15.2 million.
The “contracted but not recognized” performance obligations represent the Company’s deferred revenue and non-cancelable backlog amounts. This balance as of March 31, 2020 was $112.5 million, of which the Company expects to recognize approximately 66% as revenue over the next 12 months and the remainder thereafter.

3.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. During the three months ended March 31, 2020, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at March 31, 2020 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the condensed consolidated financial statements for further information.

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2020 and December 31, 2019, are summarized as follows (in thousands):

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$3,855	$—	$3,855	$4,086	$—	$4,086
Commercial paper	—	17,899	17,899	—	12,854	12,854
U.S. government agency securities	—	—	—	—	3,000	3,000
Corporate debt securities	—	186,725	186,725	—	188,310	188,310
Total assets measured at fair value	$3,855	$204,624	$208,479	$4,086	$204,164	$208,250

4.	Cash, Cash Equivalents and Short-Term Investments
The following tables present cash, cash equivalents and short-term investments (in thousands) as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$25,289	$—	$—	$25,289
Money market funds	3,855	—	—	3,855
Commercial paper	1,994	—	(2)	1,992
Total cash and cash equivalents	31,138	—	(2)	31,136

Short-Term Investments:
Commercial paper	15,911	10	(14)	15,907
Corporate debt securities	187,238	296	(809)	186,725
Total short-term investments	203,149	306	(823)	202,632
Total cash, cash equivalents and short-term investments	$234,287	$306	$(825)	$233,768

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$21,618	$—	$—	$21,618
Money market funds	4,086	—	—	4,086
Commercial paper	—	—	—	—
Total cash and cash equivalents	25,704	—	—	25,704
Short-Term Investments:
Commercial paper	12,861	—	(7)	12,854
U.S. government agency securities	3,000	—	—	3,000
U.S. Treasury securities	—	—	—	—
Corporate debt securities	187,866	499	(55)	188,310
Total short-term investments	203,727	499	(62)	204,164
Total cash, cash equivalents and short-term investments	$229,431	$499	$(62)	$229,868

The Company has determined that the unrealized losses on its short-term investments as of March 31, 2020 and December 31, 2019 do not constitute an “other than temporary impairment.” The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalents and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of March 31, 2020
Cash and cash equivalents (1)	$31,136	$—	$31,136
Short-term investments	130,834	71,798	202,632
Cash, cash equivalents and short-term investments	$161,970	$71,798	$233,768

Balances as of December 31, 2019
Cash and cash equivalents (1)	$25,704	$—	$25,704
Short-term investments	113,010	91,154	204,164
Cash, cash equivalents and short-term investments	$138,714	$91,154	$229,868

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.	Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2020	2019

Numerator:
Net loss	$(10,470)	$(11,735)

Denominator:
Weighted average shares used to compute net loss per common share - basic	31,738	30,800
Weighted-average shares used to compute net loss per common share - diluted	31,738	30,800

Net loss per share
Basic	$(0.33)	$(0.38)
Diluted	$(0.33)	$(0.38)

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2020	2019
Options to purchase common stock, including ESPP	620	724
Restricted stock units	1,635	1,850

6.	Goodwill and Intangible Assets
Goodwill
As of March 31, 2020 and December 31, 2019, the Company had $49.2 million and $49.2 million of goodwill, respectively, with $41.2 million and $8.0 million allocated to the Company’s Product and Services operating segments, respectively. As of March 31, 2020, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.

The estimated useful lives and carrying value of acquired intangible assets are as follows:

		March 31, 2020			December 31, 2019
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 7	$10,050	$9,854	$196	$10,050	$9,803	$247
Customer relationships	7 to 9	10,920	6,088	4,832	10,920	5,819	5,101
Backlog	3	1,400	1,287	113	1,400	1,287	113
Non-compete agreements	2 to 4	460	460	—	460	460	—
Trademarks	3 to 7	1,110	1,110	—	1,110	1,110	—
Intangible assets, net book value		$23,940	$18,799	$5,141	$23,940	$18,479	$5,461

Amortization expense was $0.3 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of March 31, 2020 was as follows:

(in thousands)	Future amortization
2020 (remaining nine months)	$1,036
2021	1,130
2022	1,050
2023	1,050
2024	875
Future amortization expense	$5,141

7.	Balance Sheet Components
Inventories

(in thousands)	March 31, 2020	December 31, 2019
Raw materials	$962	$831
Finished goods	5,065	3,745
Total inventories	$6,027	$4,576

Property and equipment, net

(in thousands)	March 31, 2020	December 31, 2019
Computer equipment and software	$14,088	$13,596
Furniture, fixtures and equipment	2,554	2,430
Leasehold improvements	5,351	5,283
Manufacturing tools and equipment	2,476	2,435
Construction in process	131	582
Property and equipment, at cost	24,600	24,326
Less: Accumulated depreciation	(16,349)	(15,665)
Property and equipment, net	$8,251	$8,661
Depreciation and amortization expense for property and equipment was $1.0 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Minimum payments to be received on sales-type leases	$1,796	$2,078
Less: Unearned interest income and executory revenue portion	(1,097)	(1,190)
Net investment in sales-type leases	699	888
Less: Current portion	(346)	(452)
Non-current net investment in sales-type leases	$353	$436
Sales-type lease activity recognized in the condensed consolidated statement of operations are as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Lease revenue	$435	$661
Less: Cost of lease shipments	(10)	(52)
Gross profit	425	609

Interest income (expense), net on lease receivable	$(6)	$(3)
Initial direct cost incurred	$23	$31

There were no allowances for doubtful accounts on these leases as of March 31, 2020 and December 31, 2019. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the condensed consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of March 31, 2020 were as follows:

(in thousands)	Future lease payments
2020 (remaining nine months)	$716
2021	615
2022	387
2023	78
Total	$1,796

Accrued payroll and other current liabilities

(in thousands)	March 31, 2020	December 31, 2019
Payroll and related expenses	$7,276	$6,053
Accrued payables	1,707	2,674
Operating lease liabilities, current portion	2,336	2,323
Lease financing, current portion	898	1,033
Product warranty	440	420
Customer prepayments	665	631
Sales and use tax payable	469	599
Other	1,520	1,024
Total accrued payroll and other current liabilities	$15,311	$14,757

The changes in the Company’s product warranty reserve are as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Warranty balance at the beginning of the period	$420	$376
Warranty expense accrued for shipments during the period	108	77
Changes in estimate related to pre-existing warranties	(31)	(31)
Warranty settlements made	(57)	(48)
Total product warranty	$440	$374

Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases have remaining lease terms of approximately ten months to approximately five years. Operating lease cost, including short-term operating leases was $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.
Supplemental balance sheet information related to leases was as follows:

(in thousands)	March 31, 2020
Other long-term assets	$5,590

Accrued payroll and other current liabilities	2,336
Other long-term liabilities	4,116
Total operating lease liabilities	$6,452
Other information related to leases was as follows:

	Three months ended March 31,	Three months ended March 31,
(in thousands)	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$712	$630
Right-of-use assets obtained in exchange for lease obligations	$—	$689
Weighted average remaining lease term	2.39 years	3.11 years
Weighted average discount rate	8%	8%

Maturities of lease liabilities as of March 31, 2020 are as follows:

(in thousands)	Operating leases
2020 (remaining nine months)	$2,191
2021	2,960
2022	1,326
2023	403
2024	319
Total maturities of lease liabilities	7,199
Less imputed interest	$(747)
Total	$6,452

8.	Convertible Senior Notes
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
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is the Company’s current intent and policy to settle conversions through combination settlement which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. During the three months ended March 31, 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three months ended March 31, 2020 and are classified as long-term debt.
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
The Notes consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
Liability:
Principal	$143,750	$143,750
Unamortized debt discount	(22,321)	(23,880)
Unamortized issuance costs	(2,516)	(2,692)
Net carrying amount	$118,913	$117,178

Stockholders’ equity:
Debt discount for conversion option	$33,350	$33,350
Issuance costs	$(1,136)	$(1,136)
Net carrying amount	$32,214	$32,214

The total estimated fair value of the Notes as of March 31, 2020 was approximately $142.7 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $21.24 on March 31, 2020, the if-converted value of the Notes of $94.7 million was less than their principal amount.

Interest expense related to the Notes is as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Contractual interest expense	$539	$539
Amortization of debt discount	1,559	1,422
Amortization of issuance costs	176	160
Total interest expense	$2,274	$2,121

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
The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows:

(in thousands)	March 31, 2020
Conversion option	$33,350
Purchase of capped calls	$(8,907)
Issuance costs	$(1,136)
Total	$23,307

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
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of March 31, 2020 and December 31, 2019, approximately $7.6 million and $9.7 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.

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

10.	Stock-based Compensation and Awards
Stock Option Activity
A summary of the stock option activity for the three months ended March 31, 2020 is presented below:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2019	606,327	$13.41	3.62	$4,566
Options granted	—	—
Options exercised	(77,909)	9.38
Options canceled	—	—
Outstanding at March 31, 2020	528,418	$14.01	3.38	$3,974

At March 31, 2020, there was no unrecognized compensation cost related to options. As of March 31, 2020, there were 1,855,146 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. No shares of common stock were purchased during the three months ended March 31, 2020 and 2019. As of March 31, 2020, there were 1,189,618 shares available for future issuance under the ESPP.

The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended March 31,
	2020	2019
Expected term (in years)	0.50	0.50
Volatility	50.0%	33.0%
Risk-free interest rate	1.59%	2.51%
Dividend yield	0%	0%

Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2020 is presented below:

	Restricted Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2019	1,550,646	$28.94
Granted	203,971	22.84
Vested	(101,431)	31.08
Forfeited	(17,868)	28.11
Outstanding at March 31, 2020	1,635,318	$28.06

At March 31, 2020, there was $28.8 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.75 years.
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2020	2019
Cost of revenue	$973	$978
Research and development	966	822
Sales and marketing	1,860	1,720
General and administrative	2,042	2,024
Total stock-based compensation	$5,841	$5,544

11. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended March 31,
	2020	2019
(in thousands)
Revenue
Product	$17,850	$14,003
Service	22,823	21,306
Total revenue	40,673	35,309

Cost of revenue
Product	6,364	5,334
Service	10,523	10,290
Total cost of revenue	16,887	15,624

Gross profit
Product	11,486	8,669
Service	12,300	11,016
Total gross profit	23,786	19,685

Operating expenses	32,386	30,745
Interest expense, net and other	(1,745)	(711)
Loss before income taxes	$(10,345)	$(11,771)

12.	Income Taxes
The Company recorded a $(0.1) million and $36,000 (provision for) benefit from income taxes for the three months ended March 31, 2020 and 2019, respectively. The provision recorded for the three months ended March 31, 2020 was primarily due to the accretion of the deferred tax liability associated with indefinite lived intangibles and state income taxes. The benefit recorded for the three months ended March 31, 2019 was primarily due to the tax benefit from the gain recorded in other comprehensive income.
As of March 31, 2020, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of March 31, 2020, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2019.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted and signed into law. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The Company is currently evaluating the impact of the CARES Act, but at present does not expect the NOL provisions of the CARES Act to result in a material impact to the Company as it has historically generated taxable losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our plans, objectives, expectations and intentions, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management, and the expected impact of the COVID-19 pandemic on our operations. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.
Business Overview
We are a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, retail, energy, education and other mission-critical mobile work environments, in the United States and internationally. The significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers enhance quality of care, safety, patient and staff experience and improve operational efficiency.
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 15.2% from $35.3 million for the three months ended March 31, 2019 to $40.7 million for the three months ended March 31, 2020. Our total deferred revenue and backlog was $125.0 million as of March 31, 2020 compared to $136.3 million as of December 31, 2019. For the three months ended March 31, 2019, we recorded a net loss of $11.7 million compared to a net loss of $10.5 million for the three months ended March 31, 2020.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 10.5%, 8.7% and 10.2% of our revenue in the three months ended March 31, 2020, and the years ended December 31, 2019 and 2018, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
COVID-19 Pandemic
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, has evolved in a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. The COVID-19 pandemic has affected our business in several ways:

•	We have taken measures to protect the health and safety of our employees by shifting the majority of our employees to remote work.

•	We booked some urgent orders in the first quarter to serve hospitals focused on preparations for COVID-19.

•	We issued some free “surge” software licenses to our customers that they can use for a limited time while they are responding to the pandemic.

•
Our access to our healthcare customers’ locations for sales and implementation activities has been limited in many cases. The sales cycle and implementation timeline for broader strategic deals was elongated as they shifted their primary focus to preparing for and responding to the pandemic.

•	We have experienced some delays in receiving parts due to supplier and shipping issues.

Overall, the outbreak did not have a material impact on our operating results or business in the first quarter of 2020. However, while future impacts can’t be predicted at this time, the shift in hospital resources, attention to treatment of COVID-19 patients and declines in hospital revenues may result in reduced demand for our products and solutions, longer sales cycles and/or delays of customer implementations, which could negatively impact our financial condition.

We have generated operating cash flows in the past and our over $233 million in cash and short-term investments provides us with ample liquidity to meet our needs. However, given the dynamic nature of this situation, we cannot accurately estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 1 to the condensed consolidated financial statements “Recently Adopted Accounting Pronouncements.”
Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
Consolidated statement of operations data:	2020		2019
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$17,850	43.9%	$14,003	39.7%
Service	22,823	56.1	21,306	60.3
Total revenue	40,673	100.0	35,309	100.0
Cost of revenue
Product	6,364	15.6	5,334	15.1
Service	10,523	25.9	10,290	29.1
Total cost of revenue	16,887	41.5	15,624	44.2
Gross profit	23,786	58.5	19,685	55.8
Operating expenses:
Research and development	9,032	22.2	8,146	23.1
Sales and marketing	16,963	41.7	16,019	45.4
General and administrative	6,391	15.7	6,580	18.6
Total operating expenses	32,386	79.6	30,745	87.1
Loss from operations	(8,600)	(21.1)	(11,060)	(31.3)
Interest income	1,120	2.8	1,279	3.6
Interest expense	(2,274)	(5.6)	(2,121)	(6.0)
Other income (expense), net	(591)	(1.5)	131	0.4
Loss before income taxes	(10,345)	(25.4)	(11,771)	(33.3)
Benefit from (provision for) income taxes	(125)	(0.3)	36	0.1
Net loss	$(10,470)	(25.7)%	$(11,735)	(33.2)%

Revenue:

	Three months ended March 31,
	2020	2019	Change
(in thousands)	Amount	Amount	Amount	%
Product revenue
Device	$13,903	$10,060	$3,843	38.2%
Software	3,947	3,943	4	0.1
Total product	17,850	14,003	3,847	27.5

Service revenue
Maintenance and support	18,069	16,393	1,676	10.2
Professional services and training	4,754	4,913	(159)	(3.2)
Total service	22,823	21,306	1,517	7.1
Total revenue	$40,673	$35,309	$5,364	15.2%
Three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Total revenue increased $5.4 million, or 15.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Product revenue increased $3.8 million, or 27.5%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Device revenue increased $3.8 million, or 38.2%, and software revenue remained relatively flat for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in device revenue was driven primarily by an increase in the unit volume of badges and related accessories, which we believe was caused in part by our customers’ preparations for surges of COVID-19 patients.
Service revenue increased $1.5 million, or 7.1%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Software maintenance and support revenue increased $1.7 million, or 10.2%, and professional services and training revenue decreased $0.2 million, or 3.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to a decrease in implementation services for our solutions, which in some cases was the result of our customer’s delaying implementation services while they focus on preparations for the pandemic.
Cost of revenue:

	Three months ended March 31,
	2020	2019	Change
(in thousands)	Amount	Amount	Amount	%
Cost of revenue
Product	$6,364	$5,334	$1,030	19.3%
Service	10,523	10,290	233	2.3
Total cost of revenue	$16,887	$15,624	$1,263	8.1%

Gross margin
Product	64.3%	61.9%	2.4%
Service	53.9%	51.7%	2.2%
Total gross margin	58.5%	55.8%	2.7%
Three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Cost of product revenue increased $1.0 million, or 19.3%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This was primarily driven by higher device revenue. For the same comparative periods, product gross margin as a percentage of product revenue increased primarily as a result of lower amortization of intangibles assets in the first quarter of fiscal year 2020.

Cost of service revenue increased $0.2 million, or 2.3%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The cost of service revenue increased primarily due to increased headcount. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of a higher mix of maintenance and support revenue.
Operating expenses:

	Three months ended March 31,
	2020	2019	Change
(in thousands)	Amount	Amount	Amount	%
Operating expenses
Research and development	$9,032	$8,146	$886	10.9%
Sales and marketing	16,963	16,019	944	5.9
General and administrative	6,391	6,580	(189)	(2.9)
Total operating expenses	$32,386	$30,745	$1,641	5.3%
Three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Research and development expense. Research and development expense increased $0.9 million or 10.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This was primarily due to an increase in compensation and benefits associated with increased headcount as well as an increase of $0.1 million in research and development equipment expense.
Sales and marketing expense. Sales and marketing expense increased $0.9 million or 5.9% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This was primarily due to an increase in compensation and benefits of $2.2 million resulting from higher headcount and commissions. This increase was offset by a decrease in marketing development of $0.6 million, travel expense of $0.5 million and outside services of $0.2 million.
General and administrative expense. General and administrative expense decreased $0.2 million or 2.9% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This was primarily due to a decrease in outside services.
Interest Income and Other Expense, Net:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Interest income	$1,120	$1,279	$(159)
Interest expense	(2,274)	(2,121)	(153)
Other income (expense), net	(591)	131	(722)
Three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Interest income. Interest income decreased $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was due to higher cash and short-term investment balances earning a lower rate of return on our investments.
Interest expense. For the three months ended March 31, 2020 we had interest expense of $2.3 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes. This increased $0.2 million from March 31, 2019 was primarily due to a higher accretion of the Notes.
Other income (expense), net. The change in other expense in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to foreign exchange fluctuations.

Liquidity and Capital Resources
As of March 31, 2020, we had cash and cash equivalents and short-term investments of $233.8 million. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Three months ended March 31,
(in thousands)	2020	2019
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$5,644	$945
Net cash used in investing activities	(122)	(2,578)
Net cash provided by (used in) financing activities	(90)	293
Net increase in cash and cash equivalents	$5,432	$(1,340)
Operating activities
Cash provided by operating activities was $5.6 million for the three months ended March 31, 2020, due to a net loss of $10.5 million, offset by non-cash items such as stock-based compensation of $5.8 million, amortization of debt discount and issuance costs of $1.7 million, an increase in lease-related performance liabilities of $0.3 million and depreciation and amortization of $1.3 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $16.3 million, an increase of $0.1 million in other receivables, an increase of $1.5 million in inventories, an increase of $0.4 million in prepaid expenses and other assets, a decrease in deferred commissions of $0.2 million, a decrease of $2.8 million in accounts payable and a $4.8 million decrease in deferred revenue.
Cash provided by operating activities was $0.9 million for the three months ended March 31, 2019, due to a net loss of $11.7 million, offset by non-cash items such as stock-based compensation of $5.5 million, amortization of debt discount and issuance costs of $1.6 million, an increase in lease-related performance liabilities of $0.3 million and depreciation and amortization of $1.9 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $15.7 million, an increase of $1.2 million in other receivables, an increase of $1.6 million in inventories, an increase of $0.4 million in prepaid expenses and other assets, an decrease of $1.2 million in accounts payable, a decrease of $1.7 million in accrued payroll and other liabilities and a $5.7 million decrease in deferred revenue.
Investing activities
Cash used in investing activities was $0.1 million for the three months ended March 31, 2020, due to $28.6 million of short-term investment maturities, offset by $28.0 million for purchases of short-term investments. An additional $0.7 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $2.6 million for the three months ended March 31, 2019, due to $29.6 million of short-term investment maturities, offset by $31.3 million for purchases of short-term investments. An additional $0.9 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash used in financing activities was $0.1 million for the three months ended March 31, 2020, attributable to $0.7 million of proceeds from stock option exercises offset by $0.9 million cash paid for employee taxes collected via net share settlement.
Cash provided by financing activities was $0.3 million for the three months ended March 31, 2019, attributable to $1.6 million of proceeds from stock option exercises. This was partially offset by $1.3 million cash paid for employee taxes paid on net share settlement.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 9 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.

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
As of March 31, 2020, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
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
Risks related to our business and industry
The COVID-19 outbreak has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, manufacturing and customers, which could adversely and materially impact our business, financial condition and results of operations.
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, has evolved into a global pandemic and both a public health and economic emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a prolonged period of time. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
The pandemic has and may continue to adversely affect our customers’ operations, our employees and our employee productivity. It may impact the ability of our customers, subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in payment defaults, collection costs and/or delays or disruptions in performance. In particular, hospitals and healthcare facilities have prioritized the care and treatment of COVID-19 patients above all other actions and have suspended many activities, restricted most visitors and reduced spending unrelated to COVID-19. These customers have also had to suspend elective procedures, which generate a majority of their profits, adding to their financial difficulties. Even when elective procedures resume, it is uncertain whether consumers will seek those procedures due to concerns about COVID-19. In response, some have furloughed staff, including those we ordinarily work with to sell and implement our offerings.
Outside of healthcare, our clients in the hospitality and retail industries have largely suspended operations until stay-at-home orders are lifted, and potentially beyond. Even once lifted, as with healthcare, it is uncertain whether consumers will return to those establishments and how successful these businesses will be. As a result, we have experienced delays in planned deployments and changes in customer demand, and expect additional delays, discounts, customer payment issues, bad debt, potential terminations and unpredictability as our customers continue to respond to the challenges of treating and containing the COVID-19 pandemic.
We have also experienced some disruptions in our supply chain and our manufacturers have similarly experienced disruptions in their supply chains. To the extent our suppliers prioritize the manufacturing of other products or experience facility or business disruptions due to sick employees, stay-at-home orders, supply chain disruptions or otherwise, we may be unable to maintain a sufficient supply of our products to meet demand. Additionally, our employees, in many cases, are working remotely and using various technologies to perform their functions, which may create security risks, inefficiencies and reduced productivity, and reduce the effectiveness of our sales team.
These effects on our business, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact our revenue, profit margins and liquidity in 2020 and beyond. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital.
The COVID-19 pandemic has also caused us to modify our business practices including employee travel, customer visits, employee work locations, and cancellation of physical participation in meetings, events and conferences which are important to support our sales approach, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could result in increased costs and reduced revenue. We could also be adversely affected if government authorities impose additional restrictions or extend the length of restrictions on public gatherings, human interactions, mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.
We have incurred significant losses in the past and will likely experience losses in the future.
We have incurred significant losses in the past and reported a net loss of $10.5 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $160.8 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 98%, 96% and 97% of our revenue for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
Most of our solutions require a substantial upfront investment by new customers. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital. Even if hospital personnel determine that our solutions provide compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solutions or expand our solutions to other departments or users. Hospitals face significant budget constraints from the COVID-19 pandemic, as they have had to postpone elective procedures that provide a significant portion of their revenue. Hospital budgets are also constrained by unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, which add to these budget pressures. Also as part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual health insurance mandate under the Patient Protection and Affordable Care Act of 2010 (ACA) was set to zero effective in 2019, essentially repealing it. There have been attempts to repeal or amend the ACA, as well as continue to undertake other healthcare reforms. As a consequence of these regulatory and other factors, we may experience slowdowns and deferral of orders for our solutions, or customers may choose other less expensive solutions, both of which could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our solutions, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors and can result in a lengthy sales cycle that sometimes exceeds twelve months. With our introduction of the Smartbadge, it may take our customers additional time to evaluate this new device and compare it with our Badge and other solutions. This may also result in delays and reductions in orders for our existing Badge. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. Similarly, our increasing dependence on larger, hospital-wide deployments may increase fluctuations in our revenue and operating results because the failure to complete a significant sale, or the loss of a large customer, will have a greater impact on those results. In addition, purchases of our solutions are frequently subject to budget constraints and shifts, multiple approvals, and unplanned administrative, processing and other delays. We have experienced and may continue to experience elongated sales cycles due to ongoing uncertainty caused by the COVID-19 pandemic, as well as past and future healthcare reform legislation, the impact of shifting federal government budgets, changes to Medicare and Medicaid reimbursement and potential future statutes and rulemaking.

We depend on a number of sole source and limited source suppliers, and if we are unable to source our components from them, our business and operating results could be harmed.

We depend on sole and limited source suppliers for several hardware components of our solutions, including our batteries and integrated circuits. We purchase inventory generally through individual purchase orders. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, epidemics or contagious diseases, such as the coronavirus outbreak, that negatively impact them and their suppliers, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by or enter into exclusive arrangements with, a competitor. For example, we have experienced periodic delays in deliveries from our suppliers as a result of the COVID-19 pandemic. These suppliers typically rely on purchase orders rather than long-term contracts with their suppliers, and as a result, the supplier may not be able to secure sufficient materials at reasonable prices or of acceptable quality to build our components in a timely manner. Any of these circumstances could cause interruptions or delays in the delivery of our solutions to our customers, and this may force us to seek components from alternative sources, which may not have the required specifications, or be available in time to meet demand or on commercially reasonable terms, if at all. Any of these circumstances may also force us to redesign our solutions if a component becomes unavailable in order to incorporate a component from an alternative source.
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
As we continue to pursue opportunities for larger deals that have greater technical complexity, including deals that require more complex integrations with our customer’s workflows, we may experience a longer time period for our solutions to deploy and as a result, our revenue recognition for these deals may be delayed. These complex deployments may also be delayed as our customers focus on responding to the COVID-19 pandemic. Additionally, as we enter agreements with new and existing customers for larger and more complex deals across multiple sites, we have been, and may continue to be, required to agree to customer acceptance and cancellation clauses. With acceptance clauses, delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional professional services or other costs in an effort to obtain such customer acceptance. Cancellation clauses may result in a customer canceling an order for our hardware, software and services, which could impact our revenue.

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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	the ongoing impact of the COVID-19 pandemic;

•	the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications, particularly in light of the pandemic;

•	the availability of government funding for healthcare facilities operated by the United States federal, state and local governments;

•	changes in customer purchasing patterns or sales cycles;

•	market acceptance of our Smartbadge and its impact on orders for our existing Badge and related software;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;

•	our ability to expand our sales and marketing operations;

•	our ability to successfully integrate acquired businesses, technologies or assets;

•	the announcement of new significant contracts or relationships;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	changes in how healthcare operating and capital budgets are administered within the enterprise;

•	changes in customer deployment timelines;

•	variations in the amount of orders booked in a prior quarter but not delivered until later quarters;

•	our mix of solutions and the varying revenue recognition rules that apply;

•	pricing, including discounts by us or our competitors;

•	our ability to expand into non-healthcare markets;

•	our ability to develop significant new reseller relationships and maintain existing reseller relationships;

•	the financial health of our resellers;

•	our ability to successfully deploy our solutions in a timely manner;

•	our ability to sell and integrate third-party products and services, and our customer’s satisfaction with those third-party products and services;

•	our ability to forecast demand and manage lead times for the manufacture of our solutions;

•	our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance;

•	the announcement of a new product, which may cause sales cycles to lengthen;

•	federal government shutdowns;

•	occurrence of health epidemics or contagious diseases and potential effects on our business and manufacturing operations;

•	fluctuations in foreign currencies in the international markets in which we operate; and

•	future accounting pronouncements and changes in accounting policies.

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

Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the three months ended March 31, 2020 and years ended December 31, 2019 and 2018, we generated approximately 12%, 17% and 18%, respectively. of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 21% and 19% of our accounts receivable as of March 31, 2020 and December 31, 2019, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
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

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and our supply chain. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Most of our workforce is currently working remotely as a result of the COVID-19 pandemic, which increases these risks. Although we have developed systems and processes that are designed to protect confidential information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions or potential liability. Security breaches could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, adversely impact customer relationships, damage our reputation and divert attention of management and key information technology resources.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, retail, energy, education and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 4% and 3% of our revenue for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions, budget constraints due to the COVID-19 pandemic and technical issues as we adapt our solutions for the requirements of new markets. For example, some of our hospitality and retail customers have been significantly impacted by the COVID-19 pandemic and they have been forced to close locations and face significant revenue declines. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 44%, 38% and 35% of our revenue for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, we generated 10.5%, 8.7% and 10.2% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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

•	political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;

•	the impacts associated with epidemics or contagious diseases;

•	adverse effects on us directly, or on our customers and suppliers, of changes in trade, fiscal or tax policies, including the imposition of tariffs;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•	exposure to competitors who are more familiar with local markets;

•	risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance;

•	difficulties associated with resolving contract disputes in foreign countries with varied legal systems;

•	limited or unfavorable intellectual property protection in some countries; and

•	currency exchange rate fluctuations, which could affect the price of our solutions relative to locally produced solutions.

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
For example, the European Union previously adopted the Data Protection Directive (DPD), imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media. This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states.  In May 2016, the EU formally adopted the General Data Protection Regulation (GDPR), which applied to all EU member states starting in May 2018 and replaced the DPD. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It increased our responsibility and liability in relation to personal data that we process, and we were required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.  Moreover, in June 2016, United Kingdom voters approved an exit from the EU, or Brexit, which could also lead to further legislative and regulatory changes.  While the Data Protection Act of 2018, that “implements” and complements the GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them. Additionally, Canada’s Personal Information and Protection of Electronic Documents Act, as well as a variety of provincial statutes, provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of personal information could create liability for us, result in adverse publicity and negatively affect our business.
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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and many critical components of our solutions are sourced in Asia and Mexico, regions known to suffer natural disasters and epidemics or contagious diseases. A significant natural disaster, such as an earthquake, fire or a flood, or epidemic or contagious disease, occurring at our headquarters, our other facilities or where our contract manufacturer or its suppliers are located, could harm our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our senior management, general and administrative, and research and development activities that are coordinated with our corporate headquarters in the San Francisco Bay Area. Any disruption to our internal communications, whether caused by a natural disaster, an epidemic or contagious disease, or by man-made problems, such as power disruptions, in the San Francisco Bay Area, Asia or Mexico could delay our research and development efforts, cause delays or cancellations of customer orders or delay deployment of our solutions, which could harm our business, operating results and financial condition.

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

VOCERA COMMUNICATIONS, INC.
Date: May 4, 2020	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: May 4, 2020	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)