Form 10-Q
period 2020-06-30
VOCERA COMMUNICATIONS, INC.
filed 2020-08-05
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2020
Common Stock, $0.0003 par value per share	32,378,449

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$29,386	$25,704
Short-term investments	204,476	204,164
Accounts receivable, net of allowance	28,255	42,547
Other receivables	6,645	6,312
Inventories	8,556	4,576
Prepaid expenses and other current assets	5,607	5,149
Total current assets	282,925	288,452
Property and equipment, net	7,669	8,661
Intangible assets, net	4,834	5,461
Goodwill	49,246	49,246
Deferred commissions	11,118	10,477
Other long-term assets	7,246	8,158
Total assets	$363,038	$370,455
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,765	$6,036
Accrued payroll and other current liabilities	17,079	14,757
Deferred revenue, current	43,841	50,033
Total current liabilities	65,685	70,826
Deferred revenue, long-term	10,173	11,442
Convertible senior notes, net	120,682	117,178
Other long-term liabilities	5,843	7,184
Total liabilities	202,383	206,630
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of June 30, 2020 and December 31, 2019; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 32,347,972 and 31,660,709 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	9	9
Additional paid-in capital	323,881	313,963
Accumulated other comprehensive income	1,029	179
Accumulated deficit	(164,264)	(150,326)
Total stockholders’ equity	160,655	163,825
Total liabilities and stockholders’ equity	$363,038	$370,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Product	$23,951	$23,132	$41,801	$37,135
Service	23,396	21,627	46,219	42,933
Total revenue	47,347	44,759	88,020	80,068
Cost of revenue
Product	7,710	6,912	14,074	12,246
Service	9,694	10,831	20,217	21,121
Total cost of revenue	17,404	17,743	34,291	33,367
Gross profit	29,943	27,016	53,729	46,701
Operating expenses
Research and development	9,349	8,943	18,381	17,089
Sales and marketing	15,998	15,478	32,961	31,497
General and administrative	6,923	6,535	13,314	13,115
Total operating expenses	32,270	30,956	64,656	61,701
Loss from operations	(2,327)	(3,940)	(10,927)	(15,000)
Interest income	913	1,332	2,033	2,611
Interest expense	(2,308)	(2,170)	(4,582)	(4,291)
Other income (expense), net	210	(159)	(381)	(28)
Loss before income taxes	(3,512)	(4,937)	(13,857)	(16,708)
Benefit from (provision for) income taxes	44	80	(81)	116
Net loss	$(3,468)	$(4,857)	$(13,938)	$(16,592)

Loss per share
Basic	$(0.11)	$(0.16)	$(0.44)	$(0.53)
Diluted	$(0.11)	$(0.16)	$(0.44)	$(0.53)
Weighted average shares used to compute net loss per share
Basic	32,152	31,242	31,945	31,022
Diluted	32,152	31,242	31,945	31,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(3,468)	$(4,857)	$(13,938)	$(16,592)
Other comprehensive loss, net:
Change in unrealized gain on investments, net of tax	1,806	294	850	719
Comprehensive loss	$(1,662)	$(4,563)	$(13,088)	$(15,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2018	30,708,138	$9	$295,647	$(443)	$(132,346)	$162,867
Exercise of stock options	122,376	—	1,564	—	—	1,564
RSUs released net of shares withheld for tax settlement	60,603	—	(1,271)	—	—	(1,271)
Employee stock-based compensation expense	—	—	5,544	—	—	5,544
Net loss	—	—	—	—	(11,735)	(11,735)
Other comprehensive gain	—	—	—	425	—	425
Balance at March 31, 2019	30,891,117	9	301,484	(18)	(144,081)	157,394
Exercise of stock options	37,239	—	527	—	—	527
RSUs released net of shares withheld for tax settlement	434,838	—	(8,796)	—	—	(8,796)
Common stock issued under employee stock purchase plan	61,691		1,809			1,809
Employee stock-based compensation expense	—	—	6,109	—	—	6,109
Net loss	—	—	—	—	(4,857)	(4,857)
Other comprehensive gain	—	—	—	294	—	294
Balance at June 30, 2019	31,424,885	$9	$301,133	$276	$(148,938)	$152,480

Balance at December 31, 2019	31,660,709	$9	$313,963	$179	$(150,326)	$163,825
Exercise of stock options	77,909	—	731	—	—	731
RSUs released net of shares withheld for tax settlement	64,161	—	(864)	—	—	(864)
Employee stock-based compensation expense	—	—	5,841	—	—	5,841
Net loss	—	—	—	—	(10,470)	(10,470)
Other comprehensive loss	—	—	—	(956)	—	(956)
Balance at March 31, 2020	31,802,779	$9	$319,671	$(777)	$(160,796)	$158,107
Exercise of stock options	46,508	—	594	—	—	594
RSUs released net of shares withheld for tax settlement	372,639	—	(4,716)	—	—	(4,716)
Common stock issued under employee stock purchase plan	126,046	—	1,966	—	—	1,966
Employee stock-based compensation expense	—	—	6,366	—	—	6,366
Net loss	—	—	—	—	(3,468)	(3,468)
Other comprehensive gain	—	—	—	1,806	—	1,806
Balance at June 30, 2020	32,347,972	$9	$323,881	1,029	$(164,264)	$160,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(13,938)	$(16,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,801	3,797
Change in lease-related performance obligations	(623)	(572)
Stock-based compensation expense	12,207	11,653
Amortization of debt discount and issuance costs	3,504	3,219
Other	1,325	151
Changes in operating assets and liabilities:
Accounts receivable	14,293	10,425
Other receivables	(275)	(1,468)
Inventories	(3,866)	(834)
Prepaid expenses and other assets	(607)	(541)
Deferred commissions	(640)	385
Accounts payable	(1,035)	(841)
Accrued payroll and other liabilities	1,176	(2,674)
Deferred revenue	(7,461)	(6,027)
Net cash provided by operating activities	6,861	81
Cash flows from investing activities
Purchase of property and equipment	(1,427)	(1,778)
Purchase of short-term investments	(86,300)	(43,384)
Maturities of short-term investments	72,137	61,228
Sales of short-term investments	14,393	—
Net cash provided by (used in) investing activities	(1,197)	16,066
Cash flows from financing activities
Cash from lease-related performance obligations	306	645
Proceeds from issuance of common stock from the employee stock purchase plan	1,966	1,809
Proceeds from exercise of stock options	1,325	2,091
Tax withholdings paid on behalf of employees for net share settlement	(5,579)	(10,067)
Net cash used in financing activities	(1,982)	(5,522)
Net increase in cash and cash equivalents	3,682	10,625
Cash and cash equivalents at beginning of period	25,704	34,276
Cash and cash equivalents at end of period	$29,386	$44,901

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$222	$117

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
The Vocera communication and collaboration solution includes: an intelligent enterprise software platform; a lightweight, wearable, voice-controlled communication badge and recently introduced Smartbadge; and smartphone applications. The solution enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to the Vocera Badge, Vocera Smartbadge, smartphones and other mobile communication devices both inside and outside the hospital, replacing legacy pagers and in-building wireless phones.
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
In December 2019, the FASB issued new guidance simplifying the accounting for income taxes, which removes certain exceptions for intra period allocations, recognizing deferred taxes for investments and calculating income taxes in interim periods. This guidance also reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. In the second quarter of fiscal year 2020, the Company early adopted the guidance on a prospective basis. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Product revenue
Device	$17,100	$14,504	$31,003	$24,564
Software	6,851	8,628	10,798	12,571
Total product	23,951	23,132	41,801	37,135

Service revenue
Maintenance and support	18,994	16,928	37,063	33,321
Professional services and training	4,402	4,699	9,156	9,612
Total service	23,396	21,627	46,219	42,933
Total revenue	$47,347	$44,759	$88,020	$80,068

Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount and in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of June 30, 2020 and December 31, 2019 is presented in the accompanying condensed consolidated balance sheets. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of June 30, 2020 and December 31, 2019, contract assets totaling $4.7 million and $4.3 million, respectively, were included in other receivables in the condensed consolidated balance sheets.

Costs to obtain and fulfill a contract
The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the condensed consolidated statements of operations. The Company determines its estimated period of benefit by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the three and six months ended June 30, 2020 are as follows:

(in thousands)	March 31, 2020	Additions	Commissions Recognized	June 30, 2020
Deferred commissions	$10,307	$3,163	$(2,352)	$11,118

(in thousands)	December 31, 2019	Additions	Commissions Recognized	June 30, 2020
Deferred commissions	$10,477	$5,116	$(4,475)	$11,118
Of the $11.1 million total deferred commissions balance as of June 30, 2020, the Company expects to recognize approximately 49% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue
The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the three and six months ended June 30, 2020 are as follows:

(in thousands)	March 31, 2020	Additions	Revenue Recognized	June 30, 2020
Deferred revenue	$56,676	$17,385	$(20,047)	$54,014

(in thousands)	December 31, 2019	Additions	Revenue Recognized	June 30, 2020
Deferred revenue	$61,475	$32,330	$(39,791)	$54,014
Revenue recognized during the three and six months ended June 30, 2020 from deferred revenue balances at the beginning of the period was $19.5 million and $34.2 million, respectively. Revenue recognized during the three and six months ended June 30, 2019 from deferred revenue balances at the beginning of the period was $17.0 million and $29.4 million.
The “contracted but not recognized” performance obligations represent the Company’s deferred revenue and non-cancelable backlog amounts. This balance as of June 30, 2020 was $115.9 million, of which the Company expects to recognize approximately 66% as revenue over the next 12 months and the remainder thereafter.

3.	Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. During the six months ended June 30, 2020, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers in or out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at June 30, 2020 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the condensed consolidated financial statements for further information.
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2020 and December 31, 2019, are summarized as follows (in thousands):

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$6,682	$—	$6,682	$4,086	$—	$4,086
Commercial paper	—	15,987	15,987	—	12,854	12,854
U.S. government agency securities	—	—	—	—	3,000	3,000
Corporate debt securities	—	188,489	188,489	—	188,310	188,310
Total assets measured at fair value	$6,682	$204,476	$211,158	$4,086	$204,164	$208,250

4.	Cash, Cash Equivalents and Short-Term Investments
The following tables present cash, cash equivalents and short-term investments (in thousands) as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$22,704	$—	$—	$22,704
Money market funds	6,682	—	—	6,682
Total cash and cash equivalents	29,386	—	—	29,386

Short-Term Investments:
Commercial paper	15,954	35	(2)	15,987
Corporate debt securities	187,234	1,288	(33)	188,489
Total short-term investments	203,188	1,323	(35)	204,476
Total cash, cash equivalents and short-term investments	$232,574	$1,323	$(35)	$233,862

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$21,618	$—	$—	$21,618
Money market funds	4,086	—	—	4,086
Total cash and cash equivalents	25,704	—	—	25,704
Short-Term Investments:
Commercial paper	12,861	—	(7)	12,854
U.S. government agency securities	3,000	—	—	3,000
Corporate debt securities	187,866	499	(55)	188,310
Total short-term investments	203,727	499	(62)	204,164
Total cash, cash equivalents and short-term investments	$229,431	$499	$(62)	$229,868

The Company has determined that the unrealized losses on its short-term investments as of June 30, 2020 and December 31, 2019 do not constitute an “other than temporary impairment”. The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion of no “other than temporary impairment” is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalents and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of June 30, 2020
Cash and cash equivalents (1)	$29,386	$—	$29,386
Short-term investments	121,605	82,871	204,476
Cash, cash equivalents and short-term investments	$150,991	$82,871	$233,862

Balances as of December 31, 2019
Cash and cash equivalents (1)	$25,704	$—	$25,704
Short-term investments	113,010	91,154	204,164
Cash, cash equivalents and short-term investments	$138,714	$91,154	$229,868

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.	Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Numerator:
Net loss	$(3,468)	$(4,857)	$(13,938)	$(16,592)

Denominator:
Weighted average shares used to compute net loss per common share - basic	32,152	31,242	31,945	31,022
Weighted-average shares used to compute net loss per common share - diluted	32,152	31,242	31,945	31,022

Net loss per share
Basic	$(0.11)	$(0.16)	$(0.44)	$(0.53)
Diluted	$(0.11)	$(0.16)	$(0.44)	$(0.53)

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Options to purchase common stock, including ESPP	517	656	568	690
Restricted stock units and Performance stock units	2,125	1,671	1,880	1,760

6.	Goodwill and Intangible Assets
Goodwill
As of June 30, 2020 and December 31, 2019, the Company had $49.2 million and $49.2 million of goodwill, respectively, with $41.2 million and $8.0 million allocated to the Company’s Product and Services operating segments, respectively. As of June 30, 2020, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.

The estimated useful lives and carrying value of acquired intangible assets are as follows:

		June 30, 2020			December 31, 2019
(in thousands)	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 7	$10,050	$9,893	$157	$10,050	$9,803	$247
Customer relationships	7 to 9	10,920	6,356	4,564	10,920	5,819	5,101
Backlog	3	1,400	1,287	113	1,400	1,287	113
Non-compete agreements	2 to 4	460	460	—	460	460	—
Trademarks	3 to 7	1,110	1,110	—	1,110	1,110	—
Intangible assets, net book value		$23,940	$19,106	$4,834	$23,940	$18,479	$5,461

Amortization expense was $0.3 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense was $0.6 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of June 30, 2020 was as follows:

(in thousands)	Future amortization
2020 (remaining six months)	$729
2021	1,130
2022	1,050
2023	1,050
2024	875
Future amortization expense	$4,834

7.	Balance Sheet Components
Inventories

(in thousands)	June 30, 2020	December 31, 2019
Raw materials	$637	$831
Finished goods	7,919	3,745
Total inventories	$8,556	$4,576

Property and equipment, net

(in thousands)	June 30, 2020	December 31, 2019
Computer equipment and software	$14,224	$13,596
Furniture, fixtures and equipment	2,583	2,430
Leasehold improvements	5,286	5,283
Manufacturing tools and equipment	2,409	2,435
Construction in process	320	582
Property and equipment, at cost	24,822	24,326
Less: Accumulated depreciation	(17,153)	(15,665)
Property and equipment, net	$7,669	$8,661
Depreciation and amortization expense for property and equipment was $1.2 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense for property and equipment was $2.2 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Minimum payments to be received on sales-type leases	$1,687	$2,078
Less: Unearned interest income and executory revenue portion	(860)	(1,190)
Net investment in sales-type leases	827	888
Less: Current portion	(435)	(452)
Non-current net investment in sales-type leases	$392	$436
Sales-type lease activity recognized in the condensed consolidated statement of operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Lease revenue	$1,118	$2,703	$1,553	$3,364
Less: Cost of lease shipments	(165)	(805)	(175)	(857)
Gross profit	$953	$1,898	$1,378	$2,507

Interest income (expense), net on lease receivable	$(6)	$3	$(12)	$—
Initial direct cost incurred	$60	$109	$83	$140

There were no allowances for doubtful accounts on these leases as of June 30, 2020 and December 31, 2019. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the condensed consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of June 30, 2020 were as follows:

(in thousands)	Future lease payments
2020 (remaining six months)	$433
2021	678
2022	450
2023	126
Total	$1,687

Accrued payroll and other current liabilities

(in thousands)	June 30, 2020	December 31, 2019
Payroll and related expenses	$8,214	$6,053
Accrued payables	2,368	2,674
Operating lease liabilities, current portion	2,389	2,323
Lease financing, current portion	905	1,033
Product warranty	521	420
Customer prepayments	1,147	631
Sales and use tax payable	334	599
Other	1,201	1,024
Total accrued payroll and other current liabilities	$17,079	$14,757

The changes in the Company’s product warranty reserve are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Warranty balance at the beginning of the period	$440	$374	$420	$376
Warranty expense accrued for shipments during the period	115	92	223	169
Changes in estimate related to pre-existing warranties	40	(55)	9	(86)
Warranty settlements made	(74)	(56)	(131)	(104)
Total product warranty	$521	$355	$521	$355

Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases have remaining lease terms of approximately ten months to approximately five years. Operating lease cost, including short-term operating leases was $0.7 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively and $1.4 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	June 30, 2020
Other long-term assets	$5,191

Accrued payroll and other current liabilities	2,389
Other long-term liabilities	3,530
Total operating lease liabilities	$5,919
Other information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$732	$634	$1,444	1,264
Right-of-use assets obtained in exchange for lease obligations	$122	$329	$122	1,018
Weighted average remaining lease term	2.46 years	2.84 years	2.46 years	2.84 years
Weighted average discount rate	8%	8%	8%	8%

Maturities of lease liabilities as of June 30, 2020 are as follows:

(in thousands)	Operating leases
2020 (remaining six months)	$1,389
2021	3,022
2022	1,380
2023	439
2024	325
Total maturities of lease liabilities	6,555
Less imputed interest	(636)
Total	$5,919

8.	Convertible Senior Notes
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
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is the Company’s current intent and policy to settle conversions through combination settlement which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. During the six months ended June 30, 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the six months ended June 30, 2020 and are classified as long-term debt.
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
The Notes consist of the following:

(in thousands)	June 30, 2020	December 31, 2019
Liability:
Principal	$143,750	$143,750
Unamortized debt discount	(20,731)	(23,880)
Unamortized issuance costs	(2,337)	(2,692)
Net carrying amount	$120,682	$117,178

Stockholders’ equity:
Debt discount for conversion option	$33,350	$33,350
Issuance costs	(1,136)	(1,136)
Net carrying amount	$32,214	$32,214

The total estimated fair value of the Notes as of June 30, 2020 was approximately $141.9 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $21.20 on June 30, 2020, the if-converted value of the Notes of $94.5 million was less than their principal amount.

Interest expense related to the Notes is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Contractual interest expense	$539	$539	$1,078	$1,078
Amortization of debt discount	1,590	1,471	3,149	2,893
Amortization of issuance costs	179	166	355	326
Total interest expense	$2,308	$2,176	$4,582	$4,297

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
The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows:

(in thousands)	June 30, 2020
Conversion option	$33,350
Purchase of capped calls	(8,907)
Issuance costs	(1,136)
Total	$23,307

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
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of June 30, 2020 and December 31, 2019, approximately

$10.0 million and $9.7 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
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
Valuation Assumptions
Compensation expense for all share-based payment awards, including stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”), is measured based on the estimated fair value of the award on the grant date over the related vesting or performance periods.
We estimate the fair value of our stock-based awards as follows:
Restricted Stock Units. The fair value of restricted stock units is determined based on the quoted market price of our common stock on the date of grant.

Performance Stock Units. Performance stock units consist of grants of performance-based restricted stock units to certain members of executive management that vest contingent upon the achievement of pre-determined market and service conditions (referred to herein as “performance stock units”). The fair value of our performance stock units is estimated using a Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company relative to constituents in the S&P 600 Health Care Equipment and Services Index. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.

Stock Options and Employee Stock Purchase Plan. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2012 Employee Stock Purchase Plan (ESPP), respectively, is estimated using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on a combination of historical stock price volatility. An expected term is estimated based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

Stock Option Activity
A summary of the stock option activity for the six months ended June 30, 2020 is presented below:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2019	606,327	$13.41	3.62	$4,566
Options granted	—	—
Options exercised	(124,417)	10.65
Options canceled	(1,700)	9.40
Outstanding at June 30, 2020	480,210	$14.15	3.09	$3,542

At June 30, 2020, there was no unrecognized compensation cost related to options. As of June 30, 2020, there were 848,424 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the six months ended June 30, 2020 employees purchased 126,046 shares of common stock at an average price of $15.60. During the six months ended June 30, 2019 employees purchased 61,691 shares of common stock at an average price of $29.32. As of June 30, 2020, there were 1,063,572 shares available for future issuance under the ESPP.
The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Expected term (in years)	0.50	0.50	0.50	0.50
Volatility	50% - 54.14%	33% - 45.2%	50% - 54.14%	33% - 45.2%
Risk-free interest rate	0.15% - 1.59%	2.43% - 2.51%	0.15% - 1.59%	2.43% - 2.51%
Dividend yield	0%	0%	0%	0%

Restricted Stock Units and Performance Stock Units
A summary of RSU and PSU activity for the six months ended June 30, 2020 is presented below:

	Restricted Stock Units and Performance Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2019	1,550,646	$28.94
Granted	1,308,571	21.91
Vested	(705,835)	27.97
Forfeited	(28,158)	28.03
Outstanding at June 30, 2020	2,125,224	$24.95

At June 30, 2020, there was $46.6 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.18 years.

During the three months ended June 30, 2020, we granted 145,877 PSUs to certain executives under our 2012 Equity Incentive Plan (the “2012 Plan”). PSUs are contingent on the achievement of our comparative market-based returns. On the date of grant, we estimated the fair value of the total shareholder return (TSR) component of the PSUs using a Monte Carlo valuation model. The PSUs will vest over a three-year performance period. The number of shares the PSU holder receives is based on the extent to which the corresponding market conditions have been achieved. For awards subject to service and market conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 200% of the target amount. Compensation expense for awards with performance-based and service-based conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions.
The assumptions used in the Monte Carlo valuation model to value the PSUs were as follows:

June 30, 2020
Grant date fair value per share	$30.70
Expected term (in years)	3
Volatility	42.68%
Risk-free interest rate	0.20%
Dividend yield	—%

Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,114	$1,178	$2,087	$2,156
Research and development	1,023	1,034	1,989	1,856
Sales and marketing	1,961	1,758	3,821	3,478
General and administrative	2,268	2,139	4,310	4,163
Total stock-based compensation	$6,366	$6,109	$12,207	$11,653

11. Segments
The Company has two operating segments, which are both reportable business segments: (i) Product and (ii) Service, both of which are comprised of Vocera and its wholly-owned subsidiaries’ results of operations.
The following table presents a summary of the operating segments:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(in thousands)
Revenue
Product	$23,951	$23,132	$41,801	$37,135
Service	23,396	21,627	46,219	42,933
Total revenue	47,347	44,759	88,020	80,068

Cost of revenue
Product	7,710	6,912	14,074	12,246
Service	9,694	10,831	20,217	21,121
Total cost of revenue	17,404	17,743	34,291	33,367

Gross profit
Product	16,241	16,220	27,727	24,889
Service	13,702	10,796	26,002	21,812
Total gross profit	29,943	27,016	53,729	46,701

Operating expenses	32,270	30,956	64,656	61,701
Interest expense, net and other	(1,185)	(997)	(2,930)	(1,708)
Loss before income taxes	$(3,512)	$(4,937)	$(13,857)	$(16,708)

12.	Income Taxes
The Company recorded a $(0.1) million and $0.1 million (provision for) benefit from income taxes for the six months ended June 30, 2020 and 2019, respectively. The expense for the six months ended June 30, 2020 was primarily due to the accretion of deferred tax liability associated with indefinite lived intangibles, taxes on international operations and state income taxes netted against the benefit from the release of the FIN48 liabilities due to the expiration of the statute of limitations. The benefit recorded for the six months ended June 30, 2019 was primarily due to the accretion of the deferred tax liability associated with indefinite lived intangibles, the tax effect of unrealized gains on investments recorded within other comprehensive income, taxes on international operations and state income taxes.
As of June 30, 2020, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of June 30, 2020, the statute of limitations lapsed on the FIN48 liabilities, resulting in a $0.2 million benefit to the tax provision.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted and signed into law. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that NOL provisions of the CARES Act will result in a material benefit to the Company, since the Company has been generating taxable losses.
In addition, the CARES Act allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid from the date of enactment through the end of the year 2020. Half of the deferred payment amount is due by December 31, 2021, with the remainder due by December 31, 2022. While we continue to assess the impact of the CARES Act, the company opted to defer payment of these amounts starting in the three months ended June 30, 2020. This resulted in a deferral of $0.3 million in payroll taxes as of June 30, 2020.

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
We primarily sell products, software maintenance and professional services directly to end users. Total revenue increased 9.9% from $80.1 million for the six months ended June 30, 2019 to $88.0 million for the six months ended June 30, 2020. Our total deferred revenue and backlog was $127.5 million as of June 30, 2020 compared to $136.3 million as of December 31, 2019. For the six months ended June 30, 2019, we recorded a net loss of $16.6 million compared to a net loss of $13.9 million for the six months ended June 30, 2020.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 11.8%, 8.7% and 10.2% of our revenue in the six months ended June 30, 2020, and the years ended December 31, 2019 and 2018, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
COVID-19 Pandemic
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Since our last filing, COVID-19 infections have continued and are increasing in many geographies of the world. These rates may increase further in the Fall and Winter when the traditional influenza season starts. The COVID-19 pandemic has affected our business in several ways, including the following:

•	We have taken measures to protect the health and safety of our employees by shifting the majority of our employees to remote work.

•	We booked some urgent orders in the first and second quarter to serve hospitals focused on preparations for COVID-19.

•	We issued some free “surge” software licenses to our customers that they can use for a limited time while they are responding to the pandemic.

•
Our access to our healthcare customers’ locations for sales and implementation activities has been limited in many cases. The sales cycle and implementation timeline for broader strategic deals was elongated as they shifted their primary focus to preparing for and responding to the pandemic.

•	We have experienced some delays in receiving parts due to supplier and shipping issues.
Overall, the outbreak did not have a material impact on our operating results or business in the six months ended June 30, 2020. However, while future impacts can’t be predicted at this time, the shift in hospital resources, attention to treatment of COVID-19 patients and declines in hospital revenues may result in reduced demand for our products and solutions, longer sales cycles and/or delays of customer implementations, which could negatively impact our financial condition.

We have generated operating cash flows in the past and our $234 million in cash and short-term investments provides us with ample liquidity to meet our current needs. However, given the dynamic nature of this situation, we cannot accurately estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows.

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

	Three months ended June 30,				Six months ended June 30,
Consolidated statement of operations data:	2020		2019		2020		2019
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$23,951	50.6%	$23,132	51.7%	$41,801	47.5%	$37,135	46.4%
Service	23,396	49.4	21,627	48.3	46,219	52.5	42,933	53.6
Total revenue	47,347	100.0	44,759	100.0	88,020	100.0	80,068	100.0
Cost of revenue
Product	7,710	16.3	6,912	15.4	14,074	16.0	12,246	15.3
Service	9,694	20.5	10,831	24.2	20,217	23.0	21,121	26.4
Total cost of revenue	17,404	36.8	17,743	39.6	34,291	39.0	33,367	41.7
Gross profit	29,943	63.2	27,016	60.4	53,729	61.0	46,701	58.3
Operating expenses:
Research and development	9,349	19.7	8,943	20.0	18,381	20.9	17,089	21.3
Sales and marketing	15,998	33.8	15,478	34.6	32,961	37.4	31,497	39.3
General and administrative	6,923	14.6	6,535	14.6	13,314	15.1	13,115	16.4
Total operating expenses	32,270	68.1	30,956	69.2	64,656	73.4	61,701	77.0
Loss from operations	(2,327)	(4.9)	(3,940)	(8.8)	(10,927)	(12.4)	(15,000)	(18.7)
Interest income	913	1.9	1,332	3.0	2,033	2.3	2,611	3.3
Interest expense	(2,308)	(4.9)	(2,170)	(4.8)	(4,582)	(5.2)	(4,291)	(5.4)
Other income (expense), net	210	0.4	(159)	(0.4)	(381)	(0.4)	(28)	—
Loss before income taxes	(3,512)	(7.5)	(4,937)	(11.0)	(13,857)	(15.7)	(16,708)	(20.8)
Benefit from (provision for) income taxes	44	0.1	80	0.2	(81)	(0.1)	116	0.1
Net loss	$(3,468)	(7.4)%	$(4,857)	(10.8)%	$(13,938)	(15.8)%	$(16,592)	(20.7)%
Revenue:

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change		2020	2019	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$17,100	$14,504	$2,596	17.9%	$31,003	$24,564	$6,439	26.2%
Software	6,851	8,628	(1,777)	(20.6)	10,798	12,571	(1,773)	(14.1)
Total product	23,951	23,132	819	3.5	41,801	37,135	4,666	12.6

Service revenue
Maintenance and support	18,994	16,928	2,066	12.2	37,063	33,321	3,742	11.2
Professional services and training	4,402	4,699	(297)	(6.3)	9,156	9,612	(456)	(4.7)
Total service	23,396	21,627	1,769	8.2	46,219	42,933	3,286	7.7
Total revenue	$47,347	$44,759	$2,588	5.8%	$88,020	$80,068	$7,952	9.9%

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Total revenue increased $2.6 million, or 5.8%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Product revenue increased $0.8 million, or 3.5%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Device revenue increased $2.6 million, or 17.9%, and software revenue decreased $1.8 million, or 20.6% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in device revenue was driven primarily by an increase in the unit volume of badges and related accessories, which we believe was caused in part by our customers’ preparations for surges of COVID-19 patients. The decrease in software revenue was mainly a result of a decrease in the number of software licenses delivered to our customers.
Service revenue increased $1.8 million, or 8.2%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Software maintenance and support revenue increased $2.1 million, or 12.2%, and professional services and training revenue decreased $0.3 million, or 6.3%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to a decrease in implementation services for our solutions, which in some cases was the result of our customer’s delaying implementation services while they focus on the pandemic.
Six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Total revenue increased $8.0 million or 9.9%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Product revenue increased $4.7 million, or 12.6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Device revenue increased $6.4 million, or 26.2%, and software revenue decreased $1.8 million, or 14.1% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in device revenue was driven primarily by an increase in the unit volume of badges and related accessories, which we believe was caused in part by our customers’ preparations for surges of COVID-19 patients. The decrease in software revenue was mainly a result of a decrease in the number of software licenses delivered to our customers.
Service revenue increased $3.3 million, or 7.7%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Software maintenance and support revenue increased $3.7 million, or 11.2%, and professional services and training revenue decreased $0.5 million, or 4.7%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in software maintenance and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to a decrease in implementation services for our solutions, which in some cases was the result of our customer’s delaying implementation services while they focus on the pandemic.

Cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change		2020	2019	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$7,710	$6,912	$798	11.5%	$14,074	$12,246	$1,828	14.9%
Service	9,694	10,831	(1,137)	(10.5)	20,217	21,121	(904)	(4.3)
Total cost of revenue	$17,404	$17,743	$(339)	(1.9)%	$34,291	$33,367	$924	2.8%

Gross margin
Product	67.8%	70.1%	(2.3)%		66.3%	67.0%	(0.7)%
Service	58.6%	49.9%	8.7%		56.3%	50.8%	5.5%
Total gross margin	63.2%	60.4%	2.8%		61.0%	58.3%	2.7%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Cost of product revenue increased $0.8 million, or 11.5%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This was primarily driven by higher device revenue. For the same comparative periods, product gross margin decreased primarily as a result of a higher proportion of device revenue versus software revenue.
Cost of service revenue decreased $1.1 million, or 10.5%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The cost of service revenue decreased primarily due to decreased use of outside services and lower travel and entertainment costs, as a result of the COVID-19 pandemic. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of a higher mix of maintenance and support revenue.
Six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Cost of product revenue increased $1.8 million, or 14.9%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This was primarily driven by higher device revenue. For the same comparative periods, product gross margin decreased primarily as a result of a higher proportion of device revenue versus software revenue.
Cost of service revenue decreased $0.9 million, or 4.3%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The cost of service revenue decreased primarily due to decreased use of outside services and lower travel and entertainment costs, as a result of the COVID-19 pandemic. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of a higher mix of maintenance and support revenue.
Operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change		2020	2019	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$9,349	$8,943	$406	4.5%	$18,381	$17,089	$1,292	7.6%
Sales and marketing	15,998	15,478	520	3.4	32,961	31,497	1,464	4.6
General and administrative	6,923	6,535	388	5.9	13,314	13,115	199	1.5
Total operating expenses	$32,270	$30,956	$1,314	4.2%	$64,656	$61,701	$2,955	4.8%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Research and development expense. Research and development expense increased $0.4 million or 4.5%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This was primarily due to an increase of $0.4 million in compensation and benefits associated with increased headcount and an increase of $0.2 million in research and development equipment. This increase was partially offset by a decrease of $0.2 million in outside services and development.
Sales and marketing expense. Sales and marketing expense increased $0.5 million or 3.4% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This was primarily due to an increase in compensation and benefits of $1.6 million resulting from higher headcount and commissions. This increase was offset by a decrease in travel expense of $0.8 million and marketing development of $0.3 million.
General and administrative expense. General and administrative expense increased $0.4 million or 5.9% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This was primarily due to an increase in compensation, benefits and hiring costs of $0.3 million as a result of increased headcount. Additionally, outside services increased by $0.3 million. These increases partially were offset by a decrease in travel and entertainment costs of $0.1 million, as a result of the COVID-19 pandemic and administrative fees of $0.1 million.
Six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Research and development expense. Research and development expense increased $1.3 million or 7.6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This was primarily due to an increase of $1.1 million in compensation and benefits associated with increased headcount and an increase of $0.3 million in research and development equipment. This increase was partially offset by a decrease of $0.2 million in outside services and development.
Sales and marketing expense. Sales and marketing expense increased $1.5 million or 4.6% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This was primarily due to an increase in compensation and benefits of $3.8 million resulting from higher headcount and commissions. This increase was partially offset by a decrease in travel expense of $1.2 million, as a result of the COVID-19 pandemic marketing development of $0.9 million and amortization of intangibles of $0.2 million.

General and administrative expense. General and administrative expense increased $0.2 million or 1.5% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This was primarily due to an increase in compensation, benefits and hiring costs as a result of increased headcount partially offset by a decrease in travel and entertainment costs, as a result of the COVID-19 pandemic.
Interest Income and Other Expense, Net:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Interest income	$913	$1,332	$(419)	$2,033	$2,611	$(578)
Interest expense	(2,308)	(2,170)	(138)	(4,582)	(4,291)	(291)
Other income (expense), net	210	(159)	369	(381)	(28)	(353)
Three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Interest income. Interest income decreased $0.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease was due to earning a lower rate of return on our investments.
Interest expense. For the three months ended June 30, 2020 we had interest expense of $2.3 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes. This increased $0.1 million from June 30, 2019 was primarily due to a higher accretion of the Notes.
Other income (expense), net. The change in other expense in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to foreign exchange fluctuations.
Six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Interest income. Interest income decreased $0.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decrease was due to earning a lower rate of return on our investments.
Interest expense. For the six months ended June 30, 2020 we had interest expense of $4.6 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes. This increased $0.3 million from June 30, 2019 was primarily due to a higher accretion of the Notes.
Other income (expense), net. The change in other expense in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to foreign exchange fluctuations.
Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents and short-term investments of $233.9 million. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Six months ended June 30,
(in thousands)	2020	2019
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$6,861	$81
Net cash provided by (used in) investing activities	(1,197)	16,066
Net cash used in financing activities	(1,982)	(5,522)
Net increase in cash and cash equivalents	$3,682	$10,625
Operating activities
Cash provided by operating activities was $6.9 million for the six months ended June 30, 2020, due to a net loss of $13.9 million, offset by non-cash items such as stock-based compensation of $12.2 million, amortization of debt discount and issuance costs of $3.5 million, a decrease in lease-related performance liabilities of $0.6 million and depreciation and amortization of $2.8 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $14.3 million, an increase of $0.3 million in other receivables, an increase of $3.9 million in inventories, an increase of $0.6 million in prepaid expenses and other assets, an increase in deferred commissions of $0.6 million, a decrease of $1.0 million in accounts payable, an increase of $1.2 million in accrued payroll and other liabilities and a $7.5 million decrease in deferred revenue.
Cash provided by operating activities was $0.1 million for the six months ended June 30, 2019, due to a net loss of $16.6 million, offset by non-cash items such as stock-based compensation of $11.7 million, amortization of debt discount and issuance costs of $3.2 million, a decrease in lease-related performance liabilities of $0.6 million and depreciation and amortization of $3.8 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $10.4 million, an increase of $1.5 million in other receivables, an increase of $0.8 million in inventories, an increase of $0.5 million in prepaid expenses and other assets, a decrease of $0.8 million in accounts payable, a decrease of $2.7 million in accrued payroll and other liabilities and a $6.0 million decrease in deferred revenue.
Investing activities
Cash used in investing activities was $1.2 million for the six months ended June 30, 2020, due to $72.1 million of short-term investment maturities, $14.4 million from sales of short-term investments, offset by $86.3 million for purchases of short-term investments. An additional $1.4 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash provided by investing activities was $16.1 million for the six months ended June 30, 2019, due to $61.2 million of short-term investment maturities, offset by $43.4 million for purchases of short-term investments. An additional $1.8 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash used in financing activities was $2.0 million for the six months ended June 30, 2020, attributable to $1.3 million of proceeds from stock option exercises, $2.0 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.3 million of cash from lease-related performance obligations. This was offset by $5.6 million cash paid for employee taxes collected via net share settlement.

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
Off-Balance Sheet Arrangements
During the six months ended June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 9 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.

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
As of June 30, 2020, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, has evolved into a global pandemic and both a public health and economic emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a prolonged period of time. Since our last filing, COVID-19 infections have continued and are increasing in many geographies of the world. These rates may increase further in the Fall and Winter when the traditional influenza season starts. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
The pandemic has affected, and may continue to adversely affect, our customers’ operations, our employees and our employee productivity. It may impact the ability of our customers, subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in payment defaults, collection costs and/or delays or disruptions in performance. In particular, hospitals and healthcare facilities have prioritized the care and treatment of COVID-19 patients above all other actions and have suspended many activities, restricted most visitors and reduced spending unrelated to COVID-19. These customers have also had to suspend elective procedures, which generate a majority of their profits, adding to their financial difficulties. Even when elective procedures resume, it is uncertain whether consumers will seek those procedures due to concerns about COVID-19. In response, some have furloughed staff, including those we ordinarily work with to sell and implement our offerings.
Outside of healthcare, our clients in the hospitality and retail industries have largely suspended operations until stay-at-home orders are lifted, and potentially beyond. Even once lifted, as with healthcare, it is uncertain whether consumers will return to those establishments and how successful these businesses will be. As a result, we have experienced delays in planned deployments and changes in customer demand, and could experience additional delays, discounts, customer payment issues, bad debt, potential terminations and unpredictability as our customers continue to respond to the challenges of treating and containing the COVID-19 pandemic.
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
Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light as the coronavirus pandemic and associated protective or preventative measures develop, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.
We have incurred significant losses in the past and will likely experience losses in the future.
We have incurred significant losses in the past and reported a net loss of $13.9 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $164.3 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 97%, 96% and 97% of our revenue for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
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

We depend on sole and limited source suppliers for several hardware components of our solutions, including our batteries and integrated circuits. We purchase inventory generally through individual purchase orders. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, epidemics or contagious diseases, such as the coronavirus outbreak, that negatively impact them and their suppliers, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by or enter into exclusive arrangements with, a competitor. For example, we have experienced periodic delays in deliveries from our suppliers as a result of the COVID-19 pandemic. These suppliers typically rely on purchase orders rather than long-term contracts with their suppliers, and as a result, the supplier may not be able to secure sufficient materials at reasonable prices or of acceptable quality to build our components in a timely manner. Any of these circumstances could cause interruptions or delays in the delivery of our solutions to our customers, and this may force us to seek components from alternative sources, which may not have the required specifications, or be available in time to meet demand or on commercially reasonable terms, if at all. Any of these circumstances may also force us to redesign our solutions to incorporate a component from an alternative source if a component becomes unavailable.
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
Sercomm, SMTC, other contract manufacturers or ODMs may experience problems that could impact the quantity and quality of hardware components of our solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. Sercomm, SMTC, other contract manufacturers and these ODMs generally rely on purchase orders rather than long-term contracts with their suppliers, and as a result, may not be able to secure sufficient components or other materials at reasonable prices or of acceptable quality to build components of our solutions in a timely manner. The majority of the hardware components of our solution are manufactured in Asia or Mexico, and adverse changes in political or economic circumstances, or health related issues such as epidemics or contagious diseases, in those locations could also disrupt our supply and quality of components of our solutions. In addition, U.S. government officials have recently changed and proposed additional changes in trade, tariffs, fiscal and tax policies, and any such changes in the U.S. or in other countries from which we source components of our products could adversely affect our business.
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

We place orders with our contract manufacturers, including Sercomm and SMTC, and we and our contract manufacturers place orders with suppliers based on forecasts of customer demand. Because of our international low-cost sourcing strategy, our lead times are long and cause substantially more risk to forecasting accuracy than would result were lead times shorter. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates affecting our ability to meet our customers’ demands for our solutions. We also may face additional forecasting challenges due to new product introductions, product transitions in the components of our solutions, or to our suppliers discontinuing production of materials and subcomponents required for our solutions. If demand for our solutions increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to source additional materials and subcomponents to produce components of our solutions or to expedite the manufacture and delivery of additional inventory. If we underestimate customer demand, we and our contract manufacturer may have inadequate materials and subcomponents on hand to produce components of our solutions, which could result in manufacturing interruptions, shipment delays, deferral or loss of revenue, and damage to our customer relationships. Conversely, if we overestimate customer demand, we and our contract manufacturers may purchase more inventory than required for actual customer orders, resulting in excess or obsolete inventory, thereby increasing our costs and harming our operating results.

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

Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the six months ended June 30, 2020 and years ended December 31, 2019 and 2018, we generated approximately 14%, 17% and 18%, respectively, of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 31% and 19% of our accounts receivable as of June 30, 2020 and December 31, 2019, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
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

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and our supply chain. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Most of our workforce is currently working remotely as a result of the COVID-19 pandemic, which increases these risks. Although we have developed systems and processes that are designed to protect confidential information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach, such measures cannot provide absolute security. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions or potential liability. Security breaches could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, adversely impact customer relationships, damage our reputation and divert attention of management and key information technology resources.

If hospitals do not have and are not willing to install, upgrade and maintain the wireless infrastructure required to effectively operate our solutions, then they may experience technical problems or not purchase our solutions at all.

The effectiveness of our solutions depends upon the quality and compatibility of the communications environment that our healthcare customers maintain. Our solutions require voice-grade wireless (Wi-Fi) installed through large enterprise environments, which can vary from hospital to hospital and from department to department within a hospital. Many hospitals have not installed a voice-grade wireless infrastructure. If potential customers do not have a wireless network that can properly and fully interoperate with our solutions, then such a network must be installed, or an existing Wi-Fi network must be upgraded or modified, for example, by adding access points in stairwells, for our solutions to be fully functional. The additional costs of installing or upgrading a Wi-Fi network may dissuade potential customers from installing our solutions. Furthermore, if changes to a customer’s physical or information technology environment cause integration issues or degrade the effectiveness of our solutions, or if the customer fails to upgrade or maintain its environment as may be required for software releases or updates , the customer may not be able to fully utilize our solutions or may experience technical problems, or these changes may impact the performance of other wireless equipment being used. If such circumstances arise, prospective customers may not purchase or existing customers may not expand their use of or deploy upgraded versions of our solutions, thereby harming our business and operating results.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, retail, energy, education and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 4% and 3% of our revenue for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions, budget constraints due to the COVID-19 pandemic and technical issues as we adapt our solutions for the requirements of new markets. For example, some of our hospitality and retail customers have been significantly impacted by the COVID-19 pandemic and they have been forced to close locations and face significant revenue declines. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer maintenance and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our maintenance and support contracts accounted for 42%, 38% and 35% of our revenue for the three months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to maintenance and support contracts entered into during previous quarters. Consequently, a decline in new or renewed maintenance and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, we generated 11.8%, 8.7% and 10.2% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:

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
Any legislation or regulation in the area of privacy and security of personal information could affect the way we operate our services and could harm our business. For example, the GDPR imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme (“Safe Harbor Scheme”) was declared invalid. In July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework (“Privacy Shield Framework”) which replaced the Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information.  The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our solutions or increase the costs associated with selling our solutions and may affect our ability to invest in or jointly develop solutions in the United States and in foreign jurisdictions. Further, we cannot assure you that our privacy and security policies and practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.

In the U.S., California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. Although the CCPA includes limited exceptions from its prescriptions, including exceptions for PHI collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and, indeed, a number of state legislatures are considering privacy and/or data protection laws, which could increase our potential liability and adversely affect our business. The interplay of federal and state laws (e.g., in addition to California, Massachusetts and Nevada have adopted laws requiring the implementation of certain security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico and Guam, have adopted breach notification laws) may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to products and services could intensify.

If our efforts to protect the security of information collected by our customers are unsuccessful, we could become subject to costly government enforcement actions and private litigation, and our sales and reputation could suffer.

The nature of our business involves the receipt and storage of information about our customers. We have implemented programs to detect and alert us to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Companies are increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom crafted against our information systems. In recent times, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. If we experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation, as well as potentially incur significant costs and diversion of resources to comply with our contractual obligations to notify our customers of such security breaches, particularly with respect to any protected health information affected. In addition, our customers could lose confidence in our ability to protect their information, which could cause them to discontinue using our products or purchasing from us altogether.

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

There is an increasing focus on the governance of environmental and social risks in our industry. A number of our customers have adopted, or may adopt, procurement policies that include E&S provisions that their suppliers must comply with, or they may seek to include such provisions in their procurement terms and conditions. An increasing number of participants in the industry are also joining voluntary E&S initiatives, such as the Responsible Business Alliance. These E&S provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our outsourced manufacturing. If we are unable to comply or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.

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

Risks Related to our Notes

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
The exclusive forum provision in our amended and restated bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In April 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal courts or other state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision generally means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. While neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder also must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Index Number	Exhibit title

3.01	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2020 (File No. 001-35469))

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101).

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

VOCERA COMMUNICATIONS, INC.
Date: August 5, 2020	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: August 5, 2020	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)