Form 10-Q
period 2020-09-30
VOCERA COMMUNICATIONS, INC.
filed 2020-11-05
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2020
Common Stock, $0.0003 par value per share	32,493,391

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$31,242	$25,704
Short-term investments	179,995	204,164
Accounts receivable, net of allowance	39,210	42,547
Other receivables	6,263	6,312
Inventories	10,451	4,576
Prepaid expenses and other current assets	6,141	5,149
Total current assets	273,302	288,452
Property and equipment, net	8,070	8,661
Intangible assets, net	13,546	5,461
Goodwill	69,168	49,246
Deferred commissions	11,325	10,477
Other long-term assets	6,834	8,158
Total assets	$382,245	$370,455
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,832	$6,036
Accrued payroll and other current liabilities	17,212	14,757
Deferred revenue, current	47,884	50,033
Total current liabilities	69,928	70,826
Deferred revenue, long-term	9,524	11,442
Convertible senior notes, net	122,511	117,178
Other long-term liabilities	8,580	7,184
Total liabilities	210,543	206,630
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of September 30, 2020 and December 31, 2019; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 32,431,207 and 31,660,709 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10	9
Additional paid-in capital	330,954	313,963
Accumulated other comprehensive income	841	179
Accumulated deficit	(160,103)	(150,326)
Total stockholders’ equity	171,702	163,825
Total liabilities and stockholders’ equity	$382,245	$370,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Product	$28,510	$28,511	$70,311	$65,646
Service	25,305	22,270	71,524	65,203
Total revenue	53,815	50,781	141,835	130,849
Cost of revenue
Product	7,139	8,204	21,213	20,450
Service	10,346	10,689	30,563	31,810
Total cost of revenue	17,485	18,893	51,776	52,260
Gross profit	36,330	31,888	90,059	78,589
Operating expenses
Research and development	9,559	8,363	27,940	25,452
Sales and marketing	15,291	15,506	48,252	47,003
General and administrative	7,464	6,420	20,778	19,535
Total operating expenses	32,314	30,289	96,970	91,990
Income (Loss) from operations	4,016	1,599	(6,911)	(13,401)
Interest income	645	1,299	2,678	3,910
Interest expense	(2,368)	(2,233)	(6,950)	(6,524)
Other income (expense), net	264	(145)	(117)	(173)
Income (loss) before income taxes	2,557	520	(11,300)	(16,188)
Benefit from (provision for) income taxes	1,604	(222)	1,523	(106)
Net income (loss)	$4,161	$298	$(9,777)	$(16,294)

Income (loss) per share
Basic	$0.13	$0.01	$(0.30)	$(0.52)
Diluted	$0.13	$0.01	$(0.30)	$(0.52)
Weighted average shares used to compute net income (loss) per share
Basic	32,394	31,459	32,096	31,170
Diluted	33,019	31,944	32,096	31,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$4,161	$298	$(9,777)	$(16,294)
Other comprehensive loss, net:
Change in unrealized gain on investments, net of tax	(188)	37	662	756
Comprehensive income (loss)	$3,973	$335	$(9,115)	$(15,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2018	30,708,138	$9	$295,647	$(443)	$(132,346)	$162,867
Exercise of stock options	122,376	—	1,564	—	—	1,564
RSUs released net of shares withheld for tax settlement	60,603	—	(1,271)	—	—	(1,271)
Common stock issued under employee stock purchase plan	—	—	—	—	—	—
Employee stock-based compensation expense	—	—	5,544	—	—	5,544
Net loss	—	—	—	—	(11,735)	(11,735)
Other comprehensive gain	—	—	—	425	—	425
Balance at March 31, 2019	30,891,117	9	301,484	(18)	(144,081)	157,394
Exercise of stock options	37,239	—	527	—	—	527
RSUs released net of shares withheld for tax settlement	434,838	—	(8,796)	—	—	(8,796)
Common stock issued under employee stock purchase plan	61,691	—	1,809	—	—	1,809
Employee stock-based compensation expense	—	—	6,109	—	—	6,109
Net loss	—	—	—	—	(4,857)	(4,857)
Other comprehensive gain	—	—	—	294	—	294
Balance at June 30, 2019	31,424,885	9	301,133	276	(148,938)	152,480
Exercise of stock options	10,820	—	157	—	—	157
RSUs released net of shares withheld for tax settlement	45,552	1	(697)	—	—	(696)
Employee stock-based compensation expense	—	—	6,169	—	—	6,169
Net income	—	—	—	—	298	298
Other comprehensive gain	—	—	—	37	—	37
Balance at September 30, 2019	31,481,257	$10	$306,762	$313	$(148,640)	$158,445

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2019	31,660,709	$9	$313,963	$179	$(150,326)	$163,825
Exercise of stock options	77,909	—	731	—	—	731
RSUs released net of shares withheld for tax settlement	64,161	—	(864)	—	—	(864)
Employee stock-based compensation expense	—	—	5,841	—	—	5,841
Net loss	—	—	—	—	(10,470)	(10,470)
Other comprehensive loss	—	—	—	(956)	—	(956)
Balance at March 31, 2020	31,802,779	9	319,671	(777)	(160,796)	158,107
Exercise of stock options	46,508	—	594	—	—	594
RSUs released net of shares withheld for tax settlement	372,639	—	(4,716)	—	—	(4,716)
Common stock issued under employee stock purchase plan	126,046	—	1,966	—	—	1,966
Employee stock-based compensation expense	—	—	6,366	—	—	6,366
Net loss	—	—	—	—	(3,468)	(3,468)
Other comprehensive gain	—	—	—	1,806	—	1,806
Balance at June 30, 2020	32,347,972	9	323,881	1,029	(164,264)	160,655
Exercise of stock options	60,553	1	748	—	—	749
RSUs released net of shares withheld for tax settlement	22,682	—	(354)	—	—	(354)
Employee stock-based compensation expense	—	—	6,679	—	—	6,679
Net income	—	—	—	—	4,161	4,161
Other comprehensive loss	—	—	—	(188)	—	(188)
Balance at September 30, 2020	32,431,207	$10	$330,954	$841	$(160,103)	$171,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(9,777)	$(16,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,470	5,708
Change in lease-related performance obligations	(957)	(851)
Stock-based compensation expense	18,886	17,822
Amortization of debt discount and issuance costs	5,333	4,912
Deferred income taxes	(2,056)	—
Non-cash lease expense	1,676	1,237
Other	608	(681)
Changes in operating assets and liabilities:
Accounts receivable	3,782	3,361
Other receivables	(119)	(2,187)
Inventories	(5,673)	(51)
Prepaid expenses and other assets	(1,186)	(1,295)
Deferred commissions	(847)	336
Accounts payable	(1,067)	(1,206)
Accrued payroll and other liabilities	1,632	(2,090)
Deferred revenue	(5,227)	(2,453)
Net cash provided by operating activities	9,478	6,268
Cash flows from investing activities
Purchase of property and equipment	(2,890)	(2,807)
Business acquisitions, net of cash acquired	(24,218)	—
Purchase of short-term investments	(89,429)	(43,384)
Maturities of short-term investments	84,255	101,241
Sales of short-term investments	29,381	—
Net cash provided by (used in) investing activities	(2,901)	55,050
Cash flows from financing activities
Cash from lease-related performance obligations	854	1,338
Proceeds from issuance of common stock from the employee stock purchase plan	1,966	1,809
Proceeds from exercise of stock options	2,073	2,248
Tax withholdings paid on behalf of employees for net share settlement	(5,932)	(10,763)
Net cash used in financing activities	(1,039)	(5,368)
Net increase in cash and cash equivalents	5,538	55,950
Cash and cash equivalents at beginning of period	25,704	34,276
Cash and cash equivalents at end of period	$31,242	$90,226

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$314	$931

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
The majority of the Company’s revenue comes from the sale of its communication and collaboration solution which includes: an intelligent enterprise software platform; the lightweight, wearable, voice-controlled communication Badge and Smartbadge; and smartphone applications. The solution enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to the Vocera Badge, Vocera Smartbadge, smartphones and other mobile communication devices both inside and outside the hospital, replacing legacy pagers and in-building wireless phones. The Company also offers a range of SaaS solutions focused on patient and family experience, staff engagement and operational quality across the continuum of care from pre-arrival through post-discharge.
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
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, warranty reserves, accounts receivable reserves, inventory reserves, bonuses, goodwill and intangible assets, stock-based compensation expense, provisions for income taxes, contingent consideration and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.
Segment Reporting
Beginning in the third quarter of fiscal year 2020, the Company’s chief operating decision maker (CODM) receives and regularly reviews financial information on an entity-wide basis. This change coincided with the Company’s acquisition of EASE, and resulted in the CODM considering entity-wide financial information in deciding how to allocate resources and in assessing performance of the Company’s communication and clinical workflow solutions and services business. There are no segment managers who are held accountable for operations, operating results or plans for levels or components. The Company’s CODM is its Chief Executive Officer. As a result, beginning in the third quarter of fiscal year 2020, the Company reports its financial performance consistent with its single reporting segment and operating unit structure. For comparability purposes, segment reporting for prior periods have been recast to conform to the current presentation. Financial information related to revenue and cost of revenue for the Company’s previously reported segments (i) Product and (ii) Service can be found in the Company’s condensed consolidated statements of operations.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued new guidance to simplify the accounting for convertible instruments by removing certain separation models. Under the amendments, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. A convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The guidance will be effective beginning January 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

2.Revenue, deferred revenue and deferred commissions
Disaggregation of Revenue
A typical sales arrangement involves multiple arrangements, such as the sales of the Company’s proprietary communication devices (“Vocera Badge” or “Smartbadge”), perpetual software licenses, professional services and subscription and support services which entitle customers to unspecified upgrades, patch releases and telephone-based support. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Product revenue
Device	$17,027	$19,002	$48,030	$43,566
Software	11,483	9,509	22,281	22,080
Total product	28,510	28,511	70,311	65,646

Service revenue
Subscription and support	20,387	17,538	57,450	50,859
Professional services and training	4,918	4,732	14,074	14,344
Total service	25,305	22,270	71,524	65,203
Total revenue	$53,815	$50,781	$141,835	$130,849
Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount and in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of September 30, 2020 and December 31, 2019 is presented in the accompanying condensed consolidated balance sheets. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of September 30, 2020 and December 31, 2019, contract assets totaling $4.5 million and $4.3 million, respectively, were included in other receivables in the condensed consolidated balance sheets.

Costs to obtain and fulfill a contract
The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the condensed consolidated statements of operations. The Company determines its estimated period of benefit by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the three and nine months ended September 30, 2020 are as follows:

(in thousands)	June 30, 2020	Additions	Commissions Recognized	September 30, 2020
Deferred commissions	$11,118	$2,064	$(1,857)	$11,325

(in thousands)	December 31, 2019	Additions	Commissions Recognized	September 30, 2020
Deferred commissions	$10,477	$7,180	$(6,332)	$11,325
Of the $11.3 million total deferred commissions balance as of September 30, 2020, the Company expects to recognize approximately 49% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue

The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the three and nine months ended September 30, 2020 are as follows:

(in thousands)	June 30, 2020	Additions	Revenue Recognized	September 30, 2020
Deferred revenue	$54,014	$25,866	$(22,472)	$57,408

(in thousands)	December 31, 2019	Additions	Revenue Recognized	September 30, 2020
Deferred revenue	$61,475	$58,197	$(62,264)	$57,408
Revenue recognized during the three and nine months ended September 30, 2020 from deferred revenue balances at the beginning of the period was $18.5 million and $46.0 million, respectively. Revenue recognized during the three and nine months ended September 30, 2019 from deferred revenue balances at the beginning of the period was $17.2 million and $40.0 million.
The “contracted but not recognized” performance obligations represent the Company’s deferred revenue and non-cancelable backlog amounts. This balance as of September 30, 2020 was $139.4 million, of which the Company expects to recognize approximately 70% as revenue over the next 12 months and the remainder thereafter.

3.Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. During the nine months ended September 30, 2020, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at September 30, 2020 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the condensed consolidated financial statements for further information.
The agreement for the acquisition of EASE Applications includes contingent payments to the owners of EASE Applications, payable based on achievement of post-acquisition financial metrics. This contingent consideration is a Level 3 fair value measurement and the valuation of the Company’s contingent consideration obligation was estimated as the present value of total expected contingent consideration payments which are determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future sales, probabilities of achieving such future sales, the likelihood and timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future sales and probabilities of achieving such future sales would result in a higher fair value measurement, while an increase in the discount rate would result in a lower fair value measurement. The unobservable inputs in the valuation include revenue volatility of 12.00%, a risk free rate of 0.13%, and the amounts are expected to be paid in the first quarters of 2022 and 2023. For the three month period ended September 30, 2020, the fair value adjustment for the contingent consideration which was recorded as other income and expense was minimal.

The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2020 and December 31, 2019, are summarized as follows (in thousands):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,702	$—		$6,702	$4,086	$—	$—	$4,086
Commercial paper	—	7,497		7,497	—	12,854	—	12,854
U.S. government agency securities	—	—		—	—	3,000	—	3,000
Corporate debt securities	—	172,498		172,498	—	188,310	—	188,310
Total assets measured at fair value	$6,702	$179,995	$—	$186,697	$4,086	$204,164	$—	$208,250
Liabilities
Contingent consideration	$—	$—	$2,170	2,170	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$2,170	$2,170	$—	$—	$—	$—

4.Cash, Cash Equivalents and Short-Term Investments
The following tables present cash, cash equivalents and short-term investments (in thousands) as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$24,540	$—	$—	$24,540
Money market funds	6,702	—	—	6,702
Total cash and cash equivalents	31,242	—	—	31,242

Short-Term Investments:
Commercial paper	7,494	3	—	7,497
Corporate debt securities	171,577	926	(5)	172,498
Total short-term investments	179,071	929	(5)	179,995
Total cash, cash equivalents and short-term investments	$210,313	$929	$(5)	$211,237

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$21,618	$—	$—	$21,618
Money market funds	4,086	—	—	4,086
Total cash and cash equivalents	25,704	—	—	25,704
Short-Term Investments:
Commercial paper	12,861	—	(7)	12,854
U.S. government agency securities	3,000	—	—	3,000
Corporate debt securities	187,866	499	(55)	188,310
Total short-term investments	203,727	499	(62)	204,164
Total cash, cash equivalents and short-term investments	$229,431	$499	$(62)	$229,868
The Company has determined that no credit losses related to our marketable securities were required as of September 30, 2020. The unrealized losses for the short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalents and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of September 30, 2020
Cash and cash equivalents (1)	$31,242	$—	$31,242
Short-term investments	137,634	42,361	179,995
Cash, cash equivalents and short-term investments	$168,876	$42,361	$211,237

Balances as of December 31, 2019
Cash and cash equivalents (1)	$25,704	$—	$25,704
Short-term investments	113,010	91,154	204,164
Cash, cash equivalents and short-term investments	$138,714	$91,154	$229,868

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.Income (loss) Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Numerator:
Net income (loss)	$4,161	$298	$(9,777)	$(16,294)

Denominator:
Weighted-average shares used to compute net income (loss) per common share - basic	32,394	31,459	32,096	31,170
Effect of potentially dilutive securities:
Employee stock options, including ESPP	241	308	—	—
Restricted stock units and performance based restricted stock units	384	177	—	—
Weighted-average shares used to compute net income (loss) per common share - diluted	33,019	31,944	32,096	31,170

Net income (loss) per share
Basic	$0.13	$0.01	$(0.30)	$(0.52)
Diluted	$0.13	$0.01	$(0.30)	$(0.52)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Options to purchase common stock, including ESPP	—	73	555	485
Restricted stock units and Performance stock units	450	772	1,972	1,431

6.Goodwill and Intangible Assets
Goodwill
As of September 30, 2020 and December 31, 2019, the Company had $69.2 million and $49.2 million of goodwill, respectively. The addition to goodwill during the three and nine months ended September 30, 2020 of $19.9 million was based on the purchase price allocations of the acquisition completed during the three months ended September 30, 2020 (See Note 12). As of September 30, 2020, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
Intangible Assets
Acquisition-related intangible assets are amortized either straight-line, or over the life of the assets on a basis that resembles the economic benefit of the assets. This yields amortization in the latter case that is higher in earlier periods of the useful life.

The estimated useful lives and carrying value of acquired intangible assets are as follows:

		September 30, 2020			December 31, 2019
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.9	$12,360	$10,023	$2,337	$10,050	$9,803	$247
Customer relationships	8.0	16,350	6,705	9,645	10,920	5,819	5,101
Backlog	3.4	2,240	1,310	930	1,400	1,287	113
Non-compete agreements		460	460	—	460	460	—
Trademarks	3.0	1,770	1,136	634	1,110	1,110	—
Intangible assets, net book value		$33,180	$19,634	$13,546	$23,940	$18,479	$5,461
Amortization expense was $0.5 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense was $1.2 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of September 30, 2020 was as follows:

(in thousands)	Future amortization
2020 (remaining three months)	$863
2021	3,244
2022	2,965
2023	2,444
2024	1,564
2025	679
Thereafter	1,787
Future amortization expense	$13,546

7.Balance Sheet Components
Inventories

(in thousands)	September 30, 2020	December 31, 2019
Raw materials	$620	$831
Finished goods	9,831	3,745
Total inventories	$10,451	$4,576
Property and equipment, net

(in thousands)	September 30, 2020	December 31, 2019
Computer equipment and software	$15,087	$13,596
Furniture, fixtures and equipment	2,569	2,430
Leasehold improvements	5,295	5,283
Manufacturing tools and equipment	2,460	2,435
Construction in process	617	582
Property and equipment, at cost	26,028	24,326
Less: Accumulated depreciation	(17,958)	(15,665)
Property and equipment, net	$8,070	$8,661
Depreciation and amortization expense for property and equipment was $1.1 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense for property and equipment was $3.3 million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Minimum payments to be received on sales-type leases	$1,518	$2,078
Less: Unearned interest income and executory revenue portion	(779)	(1,190)
Net investment in sales-type leases	739	888
Less: Current portion	(392)	(452)
Non-current net investment in sales-type leases	$347	$436
Sales-type lease activity recognized in the condensed consolidated statement of operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Lease revenue	$1,140	$2,228	$2,693	$5,592
Less: Cost of lease shipments	(211)	(676)	(386)	(1,533)
Gross profit	$929	$1,552	$2,307	$4,059

Interest expense, net on lease receivable	$(5)	$(5)	$(17)	$(5)
Initial direct cost incurred	$63	$89	$146	$229

There were no allowances for doubtful accounts on these leases as of September 30, 2020 and December 31, 2019. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the condensed consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of September 30, 2020 were as follows:

(in thousands)	Future lease payments
2020 (remaining three months)	$199
2021	705
2022	476
2023	138
Total	$1,518
Accrued payroll and other current liabilities

(in thousands)	September 30, 2020	December 31, 2019
Payroll and related expenses	$7,835	$6,053
Accrued payables	2,359	2,674
Operating lease liabilities, current portion	2,433	2,323
Lease financing, current portion	901	1,033
Product warranty	406	420
Customer prepayments	1,000	631
Sales and use tax payable	435	599
Other	1,843	1,024
Total accrued payroll and other current liabilities	$17,212	$14,757
The changes in the Company’s product warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Warranty balance at the beginning of the period	$521	$355	$420	$376
Warranty expense accrued for shipments during the period	98	138	320	307
Changes in estimate related to pre-existing warranties	(161)	(45)	(151)	(131)
Warranty settlements made	(52)	(47)	(183)	(151)
Total product warranty	$406	$401	$406	$401

Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s leases have remaining lease terms of approximately four months to approximately five years. Operating lease cost, including short-term operating leases was $0.8 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively and $2.2 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	September 30, 2020
Other long-term assets	$4,716

Accrued payroll and other current liabilities	2,433
Other long-term liabilities	2,922
Total operating lease liabilities	$5,355
Other information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$740	$645	$2,184	1,909
Right-of-use assets obtained in exchange for lease obligations	$17	$—	$139	1,018
Weighted average remaining lease term	2.26 years	2.62 years	2.26 years	2.62 years
Weighted average discount rate	8%	8%	8%	8%
Maturities of lease liabilities as of September 30, 2020 are as follows:

(in thousands)	Operating leases
2020 (remaining three months)	$693
2021	3,021
2022	1,376
2023	443
2024	319
Total maturities of lease liabilities	5,852
Less imputed interest	(497)
Total	$5,355

8.Convertible Senior Notes
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
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is the Company’s current intent and policy to settle conversions through combination settlement which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. During the nine months ended September 30, 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the nine months ended September 30, 2020 and are classified as long-term debt.
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
The Notes consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Liability:
Principal	$143,750	$143,750
Unamortized debt discount	(19,087)	(23,880)
Unamortized issuance costs	(2,152)	(2,692)
Net carrying amount	$122,511	$117,178

Stockholders’ equity:
Debt discount for conversion option	$33,350	$33,350
Issuance costs	(1,136)	(1,136)
Net carrying amount	$32,214	$32,214

The total estimated fair value of the Notes as of September 30, 2020 was approximately $161.7 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $29.08 on September 30, 2020, the if-converted value of the Notes of $129.6 million was less than their principal amount.

Interest expense related to the Notes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Contractual interest expense	$539	$539	$1,617	$1,617
Amortization of debt discount	1,644	1,521	4,793	4,414
Amortization of issuance costs	185	172	540	498
Total interest expense	$2,368	$2,232	$6,950	$6,529

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
The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows:

(in thousands)	September 30, 2020
Conversion option	$33,350
Purchase of capped calls	(8,907)
Issuance costs	(1,136)
Total	$23,307

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

9.Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of September 30, 2020 and December 31, 2019, approximately $7.5 million and $9.7 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
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

10.Stock-based Compensation and Awards
Valuation Assumptions
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

Stock Option Activity
A summary of the stock option activity for the nine months ended September 30, 2020 is presented below:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2019	606,327	$13.41	3.62	$4,566
Options granted	—	—
Options exercised	(184,970)	11.21
Options canceled	(1,700)	9.40
Outstanding at September 30, 2020	419,657	$14.40	2.75	$6,159
At September 30, 2020, there was no unrecognized compensation cost related to options. As of September 30, 2020, there were 855,509 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the nine months ended September 30, 2020 employees purchased 126,046 shares of common stock at an average price of $15.60. During the nine months ended September 30, 2019 employees purchased 61,691 shares of common stock at an average price of $29.32. As of September 30, 2020, there were 1,063,572 shares available for future issuance under the ESPP.
The following Black-Scholes option-pricing assumptions were used for each respective period for the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Expected term (in years)	0.50	0.50	0.50	0.50
Volatility	54.1%	45.2%	50% - 54.14%	33% - 45.2%
Risk-free interest rate	0.15%	2.43%	0.15% - 1.59%	2.43% - 2.51%
Dividend yield	0%	0%	0%	0%
Restricted Stock Units and Performance Stock Units
A summary of RSU and PSU activity for the nine months ended September 30, 2020 is presented below:

	Restricted Stock Units and Performance Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2019	1,550,646	$28.94
Granted	1,395,557	22.28
Vested	(741,736)	28.03
Forfeited	(49,010)	26.58
Outstanding at September 30, 2020	2,155,457	$24.99
At September 30, 2020, there was $42.1 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.98 years.

During the second quarter of this fiscal year we granted 145,877 PSUs to certain executives under our 2012 Equity Incentive Plan (the “2012 Plan”). PSUs are contingent on the achievement of our comparative market-based returns. On the date of grant, we estimated the fair value of the total shareholder return (TSR) component of the PSUs using a Monte Carlo valuation model. The PSUs will vest over a three-year performance period. The number of shares the PSU holder receives is based on the extent to which the corresponding market conditions have been achieved. For awards subject to service and market conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 200% of the target amount. Compensation expense for awards with performance-based and service-based conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions.
The assumptions used in the Monte Carlo valuation model to value the PSUs were as follows:

September 30, 2020
Grant date fair value per share	$30.70
Expected term (in years)	3
Volatility	42.68%
Risk-free interest rate	0.20%
Dividend yield	—%
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,042	$1,175	$3,129	$3,331
Research and development	1,046	1,022	3,035	2,878
Sales and marketing	2,037	1,808	5,858	5,286
General and administrative	2,554	2,164	6,864	6,327
Total stock-based compensation	$6,679	$6,169	$18,886	$17,822

11.Income Taxes
The Company recorded a $1.5 million and $(0.1) million benefit from (provision for) income taxes for the nine months ended September 30, 2020 and 2019, respectively. The benefit from income taxes for the nine months ended September 30, 2020 was primarily due to the release of a valuation allowance as a result of the acquisition of EASE Applications. The provision recorded for the nine months ended September 30, 2019 was primarily due to the accretion of the deferred tax liability associated with indefinite lived intangibles, the tax effect of unrealized gains on investments recorded within other comprehensive income, taxes on international operations and state income taxes.
As of September 30, 2020, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
On August 18, 2020, as part of the acquisition of EASE Applications, the Company recorded $2.1 million in deferred tax liabilities, related to the intangible assets acquired. Changes in the acquiring company’s deferred tax assets or liabilities subsequent to a business combination are required to be recorded in income during the period in which the transaction occurs. The Company was able to offset these deferred tax liabilities with a release of a portion of the Company’s valuation allowance. Accordingly, the $2.1 million decrease in the Company’s net deferred tax assets resulted in the release of a corresponding $2.1 million valuation allowance and recognition of a tax benefit as of September 30, 2020.
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
In addition, the CARES Act allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020 and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes being due on December 31, 2021, and the remainder due on December 31, 2022. While we continue to assess the impact of the CARES Act, we believe this is likely to result in a deferral of between $1.5 million and $2.0 million in payroll taxes.

12.Business Acquisitions
Acquisition of EASE Applications, LLC
On August 18, 2020, the Company acquired all of the outstanding equity interest of EASE Applications for $24.2 million in cash, net of $0.3 million of cash acquired. EASE Applications, now called Vocera Ease, offers a cloud-based communication platform and mobile application built to improve the patient experience by enabling friends and family members to receive timely updates about the progress of their loved one in the hospital. Vocera Ease enables nurses and other care team members to send Health Insurance and Portability and Accountability Act (HIPAA)-compliant texts, photos, and video updates to patients’ loved ones, putting them at ease and saving valuable time. With this acquisition, Vocera further strengthened its ability to fulfill its mission to improve the lives of patients, families and care teams.
The following table presents the preliminary fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands, except useful lives)	Fair value acquired	Useful life (years)
Assets
Current Assets
Accounts receivable, net	$444
Prepaid expenses and other current assets	18
Total current assets	462
Intangibles assets
Customer relationships	5,430	8
Developed technology	2,310	3
Trademarks	660	3
Backlog	840	4
Goodwill	19,922
Total assets	$29,624
Liabilities
Current liabilities
Accounts payable	$6
Accrued payroll and other current liabilities	22
Deferred revenue, current	1,011
Total current liabilities	1,039
Deferred revenue, long term	149
Other long-term liabilities	4,218
Total liabilities	5,406
Net assets acquired	$24,218

The estimated fair values of identifiable intangible assets were primarily determined using discounted cash flow models. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors and estimates of future revenues and costs. The amortization of developed technology and backlog is recorded in "cost of revenues" for product and the amortization for the remaining intangibles is recorded in "sales and marketing" expenses on the consolidated statement of operations.

The excess of the acquisition consideration over the fair values of the underlying net assets acquired was recorded as goodwill. Goodwill is largely attributed to the synergy of EASE Applications proprietary solutions with the Company’s existing customer base, dedicated sales force and cross selling opportunities with the Company’s other solutions. Goodwill is not amortized but instead is tested for impairment at least annually or more frequently if indicators of impairment are present.

The agreement also included contingent payments to the owners of EASE Applications, payable based on achievement of post-acquisition financial metrics as of December 31, 2021 and December 31, 2022. If these financial metrics are achieved the Company will owe additional purchase price consideration of $2.5 million as of December 31, 2021 and 2022. This contingent consideration was fair valued in connection with the acquisition and resulted in a liability of $2.2 million as of the acquisition date. The estimated fair value was determined using a Monte Carlo valuation model. The fair value of this liability will be remeasured each reporting period and the change in fair value will be recorded as other income and expense. For the three month period ended September 30, 2020 this fair value adjustment was minimal.

The Company incurred $0.5 million of acquisition-related costs that were expensed as incurred. These costs are recorded as general and administrative expenses in the consolidated statement of operations. Additionally, in connection with the acquisition the Company established a retention bonus plan for continuing EASE Applications employees with potential additional compensation over a two-year period of approximately $5.0 million, based on achievement of financial metrics and continued employment. Such amounts are not considered part of the purchase consideration and are being recorded as compensation expense as earned. During the three-months ended September 30, 2020, $0.4 million of this retention bonus was recorded as compensation expense.
The acquisition did not result in material contributions to revenue or net income in the consolidated financial statements at the acquisition date. Additionally, pro forma financial information is not provided for consolidated revenue and net income as such amounts attributable to EASE Applications were insignificant.

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
We primarily sell products, software subscriptions and support, and professional services directly to end users. Total revenue increased 8.4% from $130.8 million for the nine months ended September 30, 2019 to $141.8 million for the nine months ended September 30, 2020. Our total deferred revenue and backlog was $151.1 million as of September 30, 2020 compared to $122.4 million as of September 30, 2019. For the nine months ended September 30, 2019, we recorded a net loss of $16.3 million compared to a net loss of $9.8 million for the nine months ended September 30, 2020.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 11.7%, 8.7% and 10.2% of our revenue in the nine months ended September 30, 2020, and the years ended December 31, 2019 and 2018, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
In the current quarter, we acquired EASE Applications, LLC, or EASE Applications, for $24.2 million, net of $0.3 million of cash acquired. In addition to the purchase consideration, the agreement includes an earn-out pool with total potential payout amounts of $5 million subject to the achievement of certain performance thresholds as well as an employee retention bonus plan of $5 million subject to the achievement of certain performance thresholds and continuing employment.
COVID-19 Pandemic
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Since our last filing, COVID-19 infections have continued and are increasing in many geographies of the world. These rates may increase further through the Fall and Winter when the traditional influenza season starts. The COVID-19 pandemic has affected our business in several ways, including the following:
•We have taken measures to protect the health and safety of our employees, primarily by shifting the majority of our employees to remote work.
•We booked some urgent orders during the nine months ended September 30, 2020 to serve hospitals focused on preparations for COVID-19.
•During the nine months ended September 30, 2020, we issued some free “surge” software licenses to our customers that they can use for a limited time while they are responding to the pandemic.
•Our access to our healthcare customers’ locations for sales and implementation activities was limited in many cases. The sales cycle and implementation timeline for broader strategic deals in some cases has been elongated as they shifted their primary focus to preparing for and responding to the pandemic.
•We have experienced some delays in receiving parts due to supplier and shipping issues.
Overall, the outbreak did not have a material impact on our operating results or business in the nine months ended September 30, 2020. While future impacts cannot be predicted at this time, the shift in hospital resources, attention to treatment of COVID-19 patients and declines in hospital revenues may result in reduced demand for our products and solutions, longer sales cycles and/or delays of customer implementations, which could negatively impact our financial condition.

We have generated operating cash flows in the past and our $211.2 million in cash and short-term investments provides us with ample liquidity to meet our current needs. However, given the dynamic nature of this situation, we cannot accurately estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows.
Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 1 to the condensed consolidated financial statements “Recently Adopted Accounting Pronouncements”.
Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods. The Company renamed the “maintenance and support” portion of service revenue to “subscription and support” due to the nature of this revenue, which now includes subscription revenue from Vocera Ease and the reclassification of other immaterial revenue streams.

	Three months ended September 30,				Nine months ended September 30,
Consolidated statement of operations data:	2020		2019		2020		2019
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$28,510	53.0%	$28,511	56.1%	$70,311	49.6%	$65,646	50.2%
Service	25,305	47.0	22,270	43.9	71,524	50.4	65,203	49.8
Total revenue	53,815	100.0	50,781	100.0	141,835	100.0	130,849	100.0
Cost of revenue
Product	7,139	13.3	8,204	16.2	21,213	15.0	20,450	15.6
Service	10,346	19.2	10,689	21.0	30,563	21.5	31,810	24.3
Total cost of revenue	17,485	32.5	18,893	37.2	51,776	36.5	52,260	39.9
Gross profit	36,330	67.5	31,888	62.8	90,059	63.5	78,589	60.1
Operating expenses:
Research and development	9,559	17.8	8,363	16.5	27,940	19.7	25,452	19.5
Sales and marketing	15,291	28.4	15,506	30.5	48,252	34.1	47,003	35.9
General and administrative	7,464	13.8	6,420	12.6	20,778	14.6	19,535	14.9
Total operating expenses	32,314	60.0	30,289	59.6	96,970	68.4	91,990	70.3
Income (loss) from operations	4,016	7.5	1,599	3.1	(6,911)	(4.9)	(13,401)	(10.2)
Interest income	645	1.2	1,299	2.6	2,678	1.9	3,910	3.0
Interest expense	(2,368)	(4.4)	(2,233)	(4.4)	(6,950)	(4.9)	(6,524)	(5.0)
Other income (expense), net	264	0.5	(145)	(0.3)	(117)	(0.1)	(173)	(0.1)
Income (loss) before income taxes	2,557	4.8	520	1.0	(11,300)	(8.0)	(16,188)	(12.4)
Benefit from (provision for) income taxes	1,604	2.9	(222)	(0.4)	1,523	1.0	(106)	(0.1)
Net income (loss)	$4,161	7.7%	$298	0.6%	$(9,777)	(6.9)%	$(16,294)	(12.5)%

Revenue:

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change		2020	2019	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$17,027	$19,002	$(1,975)	(10.4)%	$48,030	$43,566	$4,464	10.2%
Software	11,483	9,509	1,974	20.8	22,281	22,080	201	0.9
Total product	28,510	28,511	(1)	—	70,311	65,646	4,665	7.1

Service revenue
Subscription and support	20,387	17,538	2,849	16.2	57,450	50,859	6,591	13.0
Professional services and training	4,918	4,732	186	3.9	14,074	14,344	(270)	(1.9)
Total service	25,305	22,270	3,035	13.6	71,524	65,203	6,321	9.7
Total revenue	$53,815	$50,781	$3,034	6.0%	$141,835	$130,849	$10,986	8.4%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Total revenue increased $3.0 million, or 6.0%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Product revenue in total remained consistent for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Device revenue decreased $2.0 million, or 10.4%, and software revenue increased $2.0 million, or 20.8% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in device revenue was driven primarily by a decrease in the unit volume of badges and related accessories. The increase in software revenue was mainly a result of an increase in the number of software licenses delivered to our customers.
Service revenue increased $3.0 million, or 13.6%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Subscription and support revenue increased $2.8 million, or 16.2%, and professional services and training revenue increased $0.2 million, or 3.9%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in subscription and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to an increase in implementation services for our solutions, which in some cases was the result of our professional services teams adapting to remote customer implementations as a result of the COVID-19 pandemic.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Total revenue increased $11.0 million or 8.4%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Product revenue increased $4.7 million, or 7.1%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Device revenue increased $4.5 million, or 10.2%, and software revenue increased $0.2 million, or 0.9% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in device revenue was driven primarily by an increase in the unit volume of badges and related accessories, which we believe was caused in part by our customers’ preparations for surges of COVID-19 patients. The increase in software revenue was mainly a result of an increase in the number of software licenses delivered to our customers.
Service revenue increased $6.3 million, or 9.7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Subscription and support revenue increased $6.6 million, or 13.0%, and professional services and training revenue decreased $0.3 million, or 1.9%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in subscription and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The decrease in professional services and training revenue was due to a decrease in implementation services for our solutions, which in some cases was the result of our customer’s delaying implementation services while they focus on the COVID-19 pandemic.

Cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change		2020	2019	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$7,139	$8,204	$(1,065)	(13.0)%	$21,213	$20,450	$763	3.7%
Service	10,346	10,689	(343)	(3.2)	30,563	31,810	(1,247)	(3.9)
Total cost of revenue	$17,485	$18,893	$(1,408)	(7.5)%	$51,776	$52,260	$(484)	(0.9)%

Gross margin
Product	75.0%	71.2%	3.8%		69.8%	68.8%	1.0%
Service	59.1%	52.0%	7.1%		57.3%	51.2%	6.1%
Total gross margin	67.5%	62.8%	4.7%		63.5%	60.1%	3.4%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Cost of product revenue decreased $1.1 million, or 13.0%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This was primarily driven by increased software revenue which has higher margins. For the same comparative periods, product gross margin increased primarily as a result of a higher proportion of software revenue versus device revenue.
Cost of service revenue decreased $0.3 million, or 3.2%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of an increase in subscription and support revenue. In addition, cost of service revenue decreased due to lower travel and entertainment costs, as a result of the COVID-19 pandemic.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Cost of product revenue increased $0.8 million, or 3.7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This was primarily driven by higher device revenue. For the same comparative periods, product gross margin increased primarily as a result of higher product revenue and lower amortization of intangibles.
Cost of service revenue decreased $1.2 million, or 3.9%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of an increase in subscription and support revenue. In addition, the cost of service revenue decreased due to decreased use of outside services and lower travel and entertainment costs as a result of the COVID-19 pandemic.

Operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change		2020	2019	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$9,559	$8,363	$1,196	14.3%	$27,940	$25,452	$2,488	9.8%
Sales and marketing	15,291	15,506	(215)	(1.4)	48,252	47,003	1,249	2.7
General and administrative	7,464	6,420	1,044	16.3	20,778	19,535	1,243	6.4
Total operating expenses	$32,314	$30,289	$2,025	6.7%	$96,970	$91,990	$4,980	5.4%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Research and development expense. Research and development expense increased $1.2 million or 14.3%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This was primarily due to an increase of $0.9 million in compensation and benefits associated with increased headcount and an increase of $0.3 million in research and development equipment.
Sales and marketing expense. Sales and marketing expense decreased $0.2 million or 1.4% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This was primarily due to an decrease in travel and marketing development expense of $1.4 million, offset by a $0.9 million increase in compensation and benefits associated with increased headcount and a $0.3 million increase in outside services.
General and administrative expense. General and administrative expense increased $1.0 million or 16.3% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This was primarily due to an increase in compensation, benefits and hiring costs of $0.8 million as a result of increased headcount and achievement of performance related compensation targets. Additionally, outside services increased by $0.3 million. These increases were offset by a decrease in travel and entertainment costs of $0.2 million, as a result of the COVID-19 pandemic.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Research and development expense. Research and development expense increased $2.5 million or 9.8%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This was primarily due to an increase of $2.0 million in compensation and benefits associated with increased headcount and an increase of $0.6 million in research and development equipment.
Sales and marketing expense. Sales and marketing expense increased $1.2 million or 2.7% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This was primarily due to an increase in compensation and benefits of $4.7 million resulting from higher headcount and commissions. This increase was partially offset by a decrease in travel expense of $2.4 million, as a result of the COVID-19 pandemic and a decrease in marketing development expense of $1.1 million.
General and administrative expense. General and administrative expense increased $1.2 million or 6.4% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This was primarily due to an increase in compensation, benefits and hiring costs of $1.5 million as a result of increased headcount and achievement of performance related compensation targets and an $0.3 million increase in in equipment and supplies. This increase was partially offset by a decrease in travel and entertainment costs of $0.5 million as a result of the COVID-19 pandemic.
Interest Income and Other Expense, Net:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Interest income	$645	$1,299	$(654)	$2,678	$3,910	$(1,232)
Interest expense	(2,368)	(2,233)	(135)	(6,950)	(6,524)	(426)
Other income (expense), net	264	(145)	409	(117)	(173)	56
Three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Interest income. Interest income decreased $0.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was due to earning a lower rate of return on our investments.

Interest expense. For the three months ended September 30, 2020 we had interest expense of $2.4 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes. This increased $0.1 million from September 30, 2019 was primarily due to a higher accretion of the Notes.
Other income (expense), net. The change in other expense in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to foreign exchange fluctuations.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Interest income. Interest income decreased $1.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease was due to earning a lower rate of return on our investments.
Interest expense. For the nine months ended September 30, 2020 we had interest expense of $7.0 million resulting from the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes. This increased $0.4 million from the nine months ended September 30, 2019 which was primarily due to a higher accretion of the Notes.
Other income (expense), net. The change in other expense in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to foreign exchange fluctuations.
Liquidity and Capital Resources
As of September 30, 2020, we had cash and cash equivalents and short-term investments of $211.2 million. We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Nine months ended September 30,
(in thousands)	2020	2019
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$9,478	$6,268
Net cash provided by (used in) investing activities	(2,901)	55,050
Net cash used in financing activities	(1,039)	(5,368)
Net increase in cash and cash equivalents	$5,538	$55,950
Operating activities
Cash provided by operating activities was $9.5 million for the nine months ended September 30, 2020, due to a net loss of $9.8 million, offset by non-cash items such as stock-based compensation of $18.9 million, amortization of debt discount and issuance costs of $5.3 million, a decrease in lease-related performance liabilities of $1.0 million and depreciation and amortization of $4.5 million for property and equipment and acquired intangible assets, as well as a tax benefit of $2.0 million resulting from the release of a valuation allowance associated with the acquisition of EASE Applications. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $3.8 million, an increase of $0.1 million in other receivables, an increase of $5.7 million in inventories, an increase of $1.2 million in prepaid expenses and other assets, an increase in deferred commissions of $0.8 million, a decrease of $1.1 million in accounts payable, an increase of $1.6 million in accrued payroll and other liabilities and a $5.2 million decrease in deferred revenue.
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
Investing activities
Cash used in investing activities was $2.9 million for the nine months ended September 30, 2020, due to $84.3 million of short-term investment maturities, $29.4 million from sales of short-term investments, offset by $89.4 million for purchases of short-term investments, and $24.2 million used in the acquisition of EASE Applications. An additional $2.9 million of cash was used for the purchase of property and equipment and leasehold improvements.

Cash provided by investing activities was $55.1 million for the nine months ended September 30, 2019, due to $101.2 million of short-term investment maturities, partially offset by $43.4 million for purchases of short-term investments. An additional $2.8 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash used in financing activities was $1.0 million for the nine months ended September 30, 2020, attributable to $2.1 million of proceeds from stock option exercises, $2.0 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.9 million of cash from lease-related performance obligations. This was offset by $5.9 million cash paid for employee taxes collected via net share settlement.

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
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Note 9 to the condensed consolidated financial statements, “Commitments and Contingencies,” for a discussion of our non-cancelable purchase commitments.
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
As of September 30, 2020, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, has evolved into a global pandemic and both a public health and economic emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a prolonged period of time. Since our last filing, COVID-19 infections have continued and are increasing in many geographies of the world. These rates may increase further into the Fall and Winter when the traditional influenza season starts. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
The pandemic has affected, and may continue to adversely affect, our customers’ operations, our employees and our employee productivity. It may impact the ability of our customers, subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in payment defaults, collection costs and/or delays or disruptions in performance. In particular, hospitals and healthcare facilities have prioritized the care and treatment of COVID-19 patients above all other actions and have suspended many activities, restricted most visitors and reduced spending unrelated to COVID-19. These customers have also had to suspend elective procedures, which generate a majority of their profits, adding to their financial difficulties. While some elective procedures have resumed, it is uncertain whether consumers will seek those procedures due to concerns about COVID-19, and it is also uncertain if elective procedures will be suspended again if cases increase. In response, some have furloughed staff, including those we ordinarily work with to sell and implement our offerings.
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
We have incurred significant losses in the past and reported a net loss of $9.8 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $160.1 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 97%, 96% and 97% of our revenue for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
Most of our solutions require a substantial upfront investment by new customers. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital. Even if hospital personnel determine that our solutions provide compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solutions or expand our solutions to other departments or users. Hospitals face significant budget constraints from the COVID-19 pandemic, as they have had to postpone elective procedures that provide a significant portion of their revenue. Hospital budgets are also constrained by unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, which add to these budget pressures. Also as part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual health insurance mandate under the Patient Protection and Affordable Care Act of 2010 (ACA) was set to zero effective in 2019, essentially repealing it. There have been attempts to repeal or amend the ACA, as well as continue to undertake other healthcare reforms. As a consequence of these regulatory and other factors, hospitals may delay or reduce their spending, which may cause slowdowns and deferral of orders for our solutions, or customers may choose other less expensive solutions, both of which could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our solutions, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

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

We have experienced periods of expansion, relative stability and contraction in our revenues and operations in the past. Such fluctuations have placed, and may continue to place, strains on our management systems, infrastructure and other resources. Especially during growth periods, we hire additional direct sales, professional services and marketing personnel domestically and internationally, acquire complementary businesses, technologies or assets, and increase our investment in research and development. Our future operating results depend to a large extent on our ability to successfully implement such plans and manage such investments. To do so successfully we must, among other things:
•manage our expenses in line with our operating plans and current business environment;
•maintain and enhance our operational, financial and management controls, reporting systems and procedures;
•integrate acquired businesses, technologies or assets;
•manage operations in multiple locations and time zones; and
•develop and deliver new solutions and enhancements to existing solutions efficiently and reliably.

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
Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:
•the ongoing impact of the COVID-19 pandemic;
•the financial health of our healthcare customers and budgetary constraints on their ability to upgrade their communications, particularly in light of the pandemic;
•the availability of government funding for healthcare facilities operated by the United States federal, state and local governments;
•changes in customer purchasing patterns or sales cycles;
•market acceptance of our Smartbadge and its impact on orders for our existing Badge and related software;
•changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services;
•our ability to expand and rearchitect our sales and marketing operations;
•our ability to successfully integrate acquired businesses, technologies or assets;
•the announcement of new significant contracts or relationships;
•the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;
•changes in how healthcare operating and capital budgets are administered within the enterprise;
•changes in customer deployment timelines;
•variations in the amount of orders booked in a prior quarter but not delivered until later quarters;
•our mix of solutions and the varying revenue recognition rules that apply;
•pricing, including discounts by us or our competitors;
•our ability to expand into non-healthcare markets;
•our ability to develop significant new reseller relationships and maintain existing reseller relationships;
•the financial health of our resellers;
•our ability to successfully deploy our solutions in a timely manner;
•our ability to sell and integrate third-party products and services, and our customer’s satisfaction with those third-party products and services;
•our ability to forecast demand and manage lead times for the manufacture of our solutions;
•our ability to develop and introduce new solutions and features to existing solutions that achieve market acceptance;
•the announcement of a new product, which may cause sales cycles to lengthen;
•federal government shutdowns;
•occurrence of health epidemics or contagious diseases and potential effects on our business and manufacturing operations;
•fluctuations in foreign currencies in the international markets in which we operate; and
•future accounting pronouncements and changes in accounting policies.

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

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic. For example, we recently acquired EASE Applications, LLC, or EASE Applications, a cloud-based communication platform and mobile application, to help enhance our care team communication with patients and families. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating EASE Applications or any acquired businesses, technologies or assets. If we cannot effectively integrate the acquired business and products into our business, we may not achieve market acceptance for, or derive significant revenue from, these new solutions.
Integrating newly acquired businesses, technologies and assets could strain our resources, could be expensive and time consuming, and might not be successful. Our recent acquisitions expose us, and we will be further exposed, if we acquire or invest in additional businesses, technologies or assets, to a number of risks, including that we may:
•experience technical issues as we integrate acquired businesses, technologies or assets into our existing solutions;
•encounter difficulties leveraging our existing sales and marketing organizations, and direct sales channels, to increase our revenue from acquired businesses, technologies or assets;
•find that the acquisition does not further our business strategy, we overpaid for the acquisition or the economic conditions underlying our acquisition decision have changed;
•have difficulty retaining key personnel of acquired businesses;
•suffer disruption to our ongoing business and diversion of our management’s attention as a result of transition or integration issues and the challenges of managing geographically or culturally diverse enterprises;
•experience unforeseen and significant problems or liabilities associated with quality, technology and legal contingencies relating to the acquisition, such as intellectual property or employment matters; and
•incur substantial costs to integrate the acquired business.

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
Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the nine months ended September 30, 2020 and years ended December 31, 2019 and 2018, we generated approximately 15%, 17% and 18%, respectively, of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 16% and 19% of our accounts receivable as of September 30, 2020 and December 31, 2019, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, retail, energy, education and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 270 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 4% and 3% of our revenue for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions, budget constraints due to the COVID-19 pandemic and technical issues as we adapt our solutions for the requirements of new markets. For example, some of our hospitality and retail customers have been significantly impacted by the COVID-19 pandemic and they have been forced to close locations and face significant revenue declines. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from subscription and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer subscription and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our subscription and support contracts accounted for 41%, 38% and 35% of our revenue for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription and support contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, we generated 11.7%, 8.7% and 10.2% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. In 2014, we opened a new innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:
•challenges incorporating non-English speech recognition capabilities into our solutions as we expand into non-English speaking jurisdictions;
•difficulties integrating our solutions with wireless infrastructures with which we do not have experience;
•difficulties integrating local dialing plans and applicable PBX standards;
•challenges associated with delivering support, training and documentation in several languages;
•difficulties in staffing and managing personnel and resellers;
•the need to comply with a wide variety of foreign laws and regulations, including increasingly stringent data privacy regulations, requirements for export controls for encryption technology, employment laws, changes in tax laws and tax audits by government agencies;
•political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;
•the impacts associated with epidemics or contagious diseases;
•adverse effects on us directly, or on our customers and suppliers, of changes in trade, fiscal or tax policies, including the imposition of tariffs;
•difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•exposure to competitors who are more familiar with local markets;
•risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance;
•difficulties associated with resolving contract disputes in foreign countries with varied legal systems;
•limited or unfavorable intellectual property protection in some countries; and
•currency exchange rate fluctuations, which could affect the price of our solutions relative to locally produced solutions.

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
Any defects or errors in, or which are attributed to our solutions, or to products or services we resell, could result in:
•delayed market acceptance of our affected solutions;
•loss of revenue or delay in revenue recognition;
•loss of customers or inability to attract new customers;
•diversion of engineering or other resources for remedying the defect or error;
•damage to our brand and reputation;
•delay in delivery of information;
•increased service and warranty costs, including potential replacement costs for product recalls or returns; and
•legal actions by our customers and hospital patients, including product liability claims.
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
To prevent unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement or misappropriation of our proprietary rights. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than us. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating our intellectual property. While we plan to continue to protect our intellectual property with, among other things, patent protection, there can be no assurance that:
•current or future U.S. or foreign patent applications will be approved;
•our issued patents will protect our intellectual property and not be held invalid or unenforceable if challenged by third parties;
•we will succeed in protecting our technology adequately in all key jurisdictions in which we develop technology, or we or our competitors operate; or
•others will not independently develop similar or competing products or methods or design around any patents that may be issued to us.
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

As a result of the Notes offering, we incurred $143.75 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2023. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Notes) at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date of the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•heighten our vulnerability to adverse general economic conditions and heightened competitive pressures;
•require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated or disproportionate to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. The market price of our common stock could fluctuate significantly in response to the factors described in this “Risk Factors” section and elsewhere in this Form 10-Q and other factors, many of which are beyond our control, including:
•actual or anticipated variation in anticipated operating results of us or our competitors;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•announcements by us or our competitors of new solutions, new or terminated significant contracts, commercial relationships or capital commitments;
•changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain reimbursement for their services, and other actual or anticipated legal or regulatory developments in the United States or foreign countries;
•actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•commencement of, or our involvement in, litigation;
•announced or completed acquisitions of businesses, technologies or assets by us or our competitor;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;
•our decision to seek additional equity or debt financing;
•our public float relative to the total number of shares of our common stock that are issued and outstanding;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•rumors and market speculation involving us or other companies in our industry;
•the dissemination of adverse or misleading reports or opinions about our business;
•any major change in our management;

•unfavorable economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or health epidemics or contagious diseases.

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

Certain provisions of our restated certificate of incorporation and restated bylaws and Delaware law could discourage, delay or prevent a change of control of our company or change in our management that the stockholders of our company consider favorable. These provisions:
•authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;
•prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of stockholders;
•establish advance notice procedures for nominating candidates to our board of directors or proposing matters that can be acted upon by stockholders at stockholder meetings;
•limit the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholders from cumulating their votes for the election of directors;
•permit newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors to be filled only by majority vote of our remaining directors, even if less than a quorum is then in office;
•provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;
•establish a classified board of directors so that not all members of our board are elected at one time;
•provide that our directors may be removed only for “cause” and only with the approval of the holders of at least 66 2/3rds percent of our outstanding stock; and
•require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws.
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

VOCERA COMMUNICATIONS, INC.
Date: November 5, 2020	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: November 5, 2020	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)