Form 10-K
period 2020-12-31
VOCERA COMMUNICATIONS, INC.
filed 2021-02-25
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $487.1 million based upon the $21.20 closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates of registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2021, there were 32,835,050 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

VOCERA COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2020

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

Item 1.    Business
Overview
We are a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, retail, energy, education and other mission-critical mobile work environments in the United States and internationally. The significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers enhance quality of care, safety, patient and staff experience, and improve operational efficiency. Care teams at nearly 1900 healthcare facilities worldwide have selected our solutions to communicate with others, reduce alarm fatigue, enhance workflow, and help improve patient experience. Our solutions can also be found in luxury hotels, nuclear power facilities, schools, libraries, retail stores and other environments where mobile workers need to communicate and access resources instantly.
Our communication and collaboration solution enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. Our solution includes an intelligent enterprise software platform; lightweight, wearable, voice-controlled communication devices; as well as smartphone applications. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to the Vocera Badge, Vocera Smartbadge, smartphones and other mobile communication devices both inside and outside the hospital in order of priority, replacing legacy pagers and in-building wireless phones.
At the core of this solution is a patent-protected, enterprise-class server software platform. Our software platform is built on a scalable architecture and recognizes more than 100 spoken commands. Users can instantly communicate with others using the Vocera Smartbadge or Vocera Badge, or through smartphone applications developed for iOS and Android mobile devices. Our platform lets users communicate and collaborate with each other using voice or HIPAA-compliant secure texting, and unlike other solutions, allows users to reach people by their role, room assignment or department, without needing to know a person’s name or phone number. The system can also broadcast emergency messages to a single department or to an entire organization. Our solution can be integrated with other clinical systems, including Electronic Health Records (EHR), nurse call, patient monitoring and even some medical devices, to provide critical data, alerts, alarms and clinical context that enables better workflow. Our enterprise-class software platform also features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices. Our platform allows clinicians to be away from the bedside while staying informed about their patients. Our portfolio of over 150 unique integrations enhances clinical workflow by enabling the interoperability of our solution with a significant number of clinical and operational systems used in hospitals today.
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
Over our 21-year history, we have significantly enhanced and added features and functionality to these solutions through ongoing development based on frequent interactions with our customers. Throughout the COVID-19 pandemic our solution has been used to simplify communication, preserve face masks and other valuable personal protective equipment (PPE), has allowed for the care teams to do remote rounding and even allow for a patient’s family to be included in a three-way call. We believe that these uses of our solution will become industry standard. During 2020, in response to the COVID-19 pandemic, Vocera added the following features and enhancements to our products and support:
•A COVID response bundle of our core solution was developed to enable rapid delivery to customers.
•New COVID-specific care team roles and groups were created within our software to extend care teams to include temporary workers and even reach outside hospital walls.
•We added a dedicated section on our website which details specific workflows that can be enabled in a COVID environment.
Vocera Care Experience is a hosted software suite that coordinates and streamlines provider-to-patient and provider-to-provider communication and clinical rounding to improve quality of care, patient and staff experience, reduce care provider's risk and improve reimbursements. The solution provides personalized patient instructions and education; provides alerts and notifications to physicians and caregivers of patients’ changing care plans or status; and tracks patient experience before, during and after hospitalization.
In August 2020, we expanded our solution through the acquisition of EASE Applications, LLC (now referred to as Vocera Ease). Vocera Ease offers a cloud-based communication platform and mobile application built to improve the patient experience by enabling friends and family members to receive timely updates about the progress of their loved one in the hospital. The Vocera Ease app enables nurses and other care team members to send HIPAA-compliant texts, photos, and video updates, putting family and friends at ease and saving valuable time. With this acquisition, Vocera further strengthened its ability to improve the lives of patients, families and care teams.
As of December 31, 2020, our solutions were selected by nearly 1,900 healthcare facilities, including large hospital systems, small and medium-sized local hospitals, clinics, surgery centers and aged-care facilities. We sell our solutions to our healthcare customers primarily through our direct sales force in the United States, with resellers for certain vertical markets as well as our U.S. Government business, and through both direct sales and select distribution channels in international markets.
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
Broadly, we believe the healthcare industry is placing greater emphasis on the need for better communication and workflow to meet increasing requirements for care quality, efficiency, patient satisfaction and staff safety and resiliency. Healthcare providers also require greater coordination of care among clinicians as the industry shifts towards population health and paying for value instead of the traditional fee-for-service reimbursement model. This shift to value-based purchasing incorporates financial incentives for hospitals to improve the quality of care and patient satisfaction. A number of non-government organizations, such as The Joint Commission, are also requiring improvements in patient safety and quality of care. These forces are driving hospitals to invest in technology and process improvements to manage their operations more efficiently, improve quality of care, and increase patient satisfaction and staff resiliency. Our solutions help hospitals increase productivity and reduce costs by enhancing workflow and improving patient and staff satisfaction through secure, integrated and intelligent communication.

Our strategy
Our goal is to extend our leadership position as a provider of communication and workflow solutions in the healthcare market and add new customers in non-healthcare markets.
Key elements of our strategy include:

•Expand our business to new U.S. healthcare customers.    We believe our solutions can provide significant value to health systems, hospitals and smaller healthcare facilities. We plan to continue to add new customers among hospitals of all sizes, and expand to outpatient clinics, aged-care and skilled nursing facilities.

•Further expand our footprint within our existing installed customer base.    Many of our customers initially deploy our solutions in several departments of a hospital and gradually expand to additional departments as they come to fully appreciate the value of the solutions. We have a significant opportunity to up-sell and cross-sell to our existing customers, including into new hospitals that are part of an existing healthcare system customer. Key sales strategies include expanding our footprint at existing customer facilities and capturing additional revenue by cross selling additional solutions. We plan to continue expanding within our existing customers in order to grow our revenue and maintain and improve the customer experience.

•Extend our technology advantage and create new product solutions.    We intend to continue our investment in research and development to enhance the functionality of our solutions and further differentiate them from other competing solutions. As we did with the 2020 COVID-19 related enhancements and features, introduction of the Smartbadge in January 2019, and the introduction of the new Vina Smartphone Application in September 2019, we plan to continue to invest in product upgrades, product line extensions and new solutions to enhance our portfolio, including further development of applications for iOS and Android devices.

•Increase our health system selling efforts. Our increasingly comprehensive product suite is enabling us to sell to more large health systems. These sales efforts typically involve conversations with senior decision makers and result in larger deals with complex and elongated sales cycles. We have invested and will continue to invest in our sales force and marketing to enhance our ability to pursue more of these opportunities in the future.

•Invest in partnerships. To create a more efficient communication and workflow system for the entire care team our solution needs to access clinical data and patient context. To enhance that access, we plan to continue to broaden our ecosystem of technology partners, including vendors that provide nurse call systems, patient monitoring systems, analytics and EHRs. We added new partnerships in 2020 and will continue to explore new relationships that broaden our overall market presence and accelerate the sales of our offerings.

•Pursue acquisitions of complementary businesses, technologies and assets.    Over the last several years we have completed a number of acquisitions to help us achieve our strategic vision by enhancing our products and enabling us to enter new markets. Our acquisitions have expanded our solutions, demonstrating that we can successfully source, acquire and integrate complementary businesses, technologies and assets. With the acquisition of EASE Applications in August 2020, we further strengthened our ability to improve the lives of patients, families and care teams. We intend to continue to pursue acquisition opportunities that we believe can accelerate the growth of our business.

•Grow our international healthcare presence.    Today, in addition to our core U.S. market, we sell into other English-speaking markets, including Canada, the United Kingdom, Australia, New Zealand, and Middle Eastern countries including the United Arab Emirates, Saudi Arabia, Oman and Qatar. We believe that the rapid pace of investment in new healthcare facilities in these developing international markets provides a significant opportunity for growth. As of December 31, 2020, our solutions were selected by nearly 350 healthcare facilities outside the United States. We plan to utilize both our direct sales force and leverage channel partners to expand our presence into other markets over time.

•Expand our solutions in non-healthcare markets.    While our primary focus is on the healthcare market, our solutions also provide great value in non-healthcare markets. Our solutions have been selected by facilities in hospitality, retail, energy, education, and other mission critical mobile worker environments. Currently, this is not a material portion of our revenue, but in the long term, we believe these markets could represent potential opportunities for growth.
Our products, technology and services
Our solutions include the Vocera Communication and Workflow System, Vocera Ease Application and Vocera Care Experience. To complement our solutions, we provide services, support and education to help our customers optimize the benefits of our solutions.

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
Components of the Vocera Communication and Workflow System include:

•Vocera Software Platform.   At the heart of our Vocera Communication and Workflow System is a patent-protected, enterprise-class software platform. The intelligence of our client-server system is contained primarily within our server-software. This platform contains an optimized speech recognition engine, intelligent call routing and management functionality, reporting and analytics tools, clinical directories and user profiles. As part of this software platform, the Engage intelligent workflow engine allows routing, escalation and prioritization of communication and alert and alarm notifications that include patient content. In addition, our platform has the ability to integrate with a significant number of third-party clinical systems, including telephony, nurse call, patient monitoring and EHR systems. Our software platform features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices, helping to improve patient safety and satisfaction and increase operational efficiency. By providing real-time situational awareness about the patients and care teams, we enable healthcare workers to be more effective and suffer less from alarm and alert fatigue. Recognizing the rapidly expanding footprint of care, our scalable software platform can support multiple geographic sites and multiple facilities within a healthcare system to help clinicians stay connected to the current status of their patients.
•Vocera Smartbadge. Our Smartbadge is the only wearable communication device purpose-built for patient care and can be used under PPE. Our Smartbadge is powered by the Vocera Software Platform and operates over customers' industry-standard Wi-Fi networks. The Smartbadge has a 2.4” touchscreen that enables the user to receive prioritized alert and alarm notifications with additional patient context. Additionally, users can make and answer calls hands-free or by holding it up to the ear for privacy, and send and receive secured text messages, using the touchscreen keyboard with no character limit. The Smartbadge also has a dedicated panic button and enhanced "do not disturb" functionality.
•Vocera Badge.    Our Badge is a smaller and lighter hands-free wearable device that allows the users instant two-way voice conversations without the need to remember a phone number or use a handset. Similar to the Smartbadge, it is powered by the Vocera Software Platform and operates over the customers' industry-standard Wi-Fi networks and can be used underneath PPE. It has a small display that provides a concise amount of information and allows the user to receive prioritized alarm and alert notifications with limited context. The Badge has received the FIPS 140-2 certification from the National Institute of Standards and Technology. We have also received an Authority to Operate (ATO) certification from the U.S. Department of Defense for the Vocera software platform and badges. Both of these certifications are requirements to sell our solutions to U.S. government and military hospital and medical facilities.
•Vocera Smartphone Applications. Vocera's suite of smartphone applications enable a seamless multi-mode communications and collaboration experience; combining the unique calling, texting, alerting and content distribution capabilities of Vocera into a secure, easy-to-use smartphone application that presents incoming communication in order of importance. Available and certified for use on commercially available iOS and Android devices, our smartphone applications support both personal (bring your own device or BYOD) and shared device usage models. Powered by the Vocera Software Platform, our new Vina Smartphone application delivers relevant context about clinical events, patient status and clinician availability, helping care teams improve safety, quality of care and experience for patients and care teams. The customizable communication application presents prioritized patient-centric calls, secure messages and alerts in a unified inbox and provides an intuitive user experience for clinicians inside and outside the hospital.
•Choice of Mobile Devices. We resell the Spectralink Versity Smartphone and Zebra Technologies TC52 Android mobile computer. These devices are offered as a bundled solution with our smartphone applications to provide a complete, turnkey solution for our customers’ clinical communication needs. We also deliver our solution on iOS devices. This gives our customers a choice of different devices to access the power of the Vocera software platform.
Services
Our customer-centric strategy is supported by our services and support capabilities, which help customers optimize their use of Vocera solutions and enhance users' experience with our products. Our services organization consists of the following:

•Professional services.   Our professional services help customers successfully deploy, manage, update and/or expand their Vocera systems in order to gain the full benefits of our solutions. As of December 31, 2020, our professional services team consisted of 111 professionals with expertise in wireless communication, clinical workflow, end-user training, speech science and project management. We offer a full suite of services, including clinical workflow design, wireless assessment, solution configuration, training and project management, enabling customers to integrate our solutions and improve workflow efficiency and staff productivity. We also provide classroom and distance learning curricula for systems administrators, information technology professionals and clinical educators.
•Software maintenance and support.   We provide 24x7 technical support to our customers through our support centers in San Jose, California; Fort Wayne, Indiana; Toronto, Canada and Reading, United Kingdom. As of December 31, 2020, our technical support team consisted of 77 technical support professionals with expertise in wireless, telephony, integration, servers and client devices. Our team utilizes remote diagnostic tools to proactively assess the performance of customer systems. We assign technical account management resources to our largest accounts to help them expand the use of our solutions and facilitate adoption of new functionality. Software maintenance entitles customers to unspecified upgrades, bug fixes and patch releases. Additional services, including an annual Remote System Health Assessment and biweekly technical webinar education, are offered as project-based consulting or through our membership collaborative.
•Vocera University. We provide hands-on, interactive educational experience through classroom training, distance learning or customized courseware covering best practices, implementation and use of our solutions. Training courses are provided for systems administrators, IT professionals and industry-specific, end-user educators.
•Subscription revenue.
◦Vocera Ease. Vocera Ease is our cloud-based communication platform and mobile application built to improve the patient experience by enabling friends and family members to receive timely updates about the progress of their loved one in the hospital. The Vocera Ease app enables nurses and other care team members to send HIPAA-compliant texts, photos, and video updates to patients’ loved ones, putting them at ease and saving valuable time.
◦Vocera Care Experience. Our Care Experience solution is a hosted software suite we developed to improve patient and staff experience, safety and operational quality in near-real time. Vocera Care Experience suite offers caregivers communication solutions that span the entire care continuum - before admission, during treatment and after discharge. This patient-centric solution is designed to enable hospitals and health systems to improve care quality and safety, enhance patient experience and satisfaction, simplify and automate manual tasks and procedures, improve patient satisfaction scores under the Hospital Consumer Assessment of Healthcare Providers and Systems Survey (HCAHPS), and otherwise increase revenue and decrease costs. Vocera Care Experience includes pre-arrival communications, patient family communications and rounding capabilities.
Sales and marketing
Sales
Our sales employees call on hospitals and healthcare systems in the United States, Canada, the United Kingdom, Australia, New Zealand and several countries in the Middle East. As of December 31, 2020, we had 174 sales and account support employees. The sales team is organized to allow us to better serve our customers and to support the different elements of our sales strategy. We supplement our sales organization by utilizing a U.S. government-authorized reseller to facilitate our sales to Veterans Administration and Department of Defense healthcare facilities. We also use resellers in certain vertical markets in the

United States, as well as in international markets to supplement our sales efforts. A specialized group of our sales team focuses on the development of new customer relationships with large integrated health systems and government healthcare facilities. We enhance our sales efforts by including in our sales staff individuals with nursing backgrounds to address clinical uses with, and provide utilization advice to, customers and potential customers. We have also staffed our sales team with system engineers who focus on the technical elements of system optimization, particularly wireless, and overall product configuration. We have a small direct sales team to focus on developing our non-healthcare business, including hospitality, energy, education and other mission-critical mobile work environments.
Marketing
Our marketing efforts focus on building awareness and generating demand. We believe that continuing to increase our brand recognition is important for the growth of our business as well as generating demand for our solutions. As of December 31, 2020, we had 33 employees in marketing, product management and business development.
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
Customers
Our solutions have been selected by more than 2,300 facilities worldwide. Of these, nearly 1,900 are hospitals and other healthcare facilities, and nearly 350 are outside of the United States. Our healthcare customers include national and international health and hospital systems, large and medium-sized independent and academic hospitals, small hospitals and healthcare facilities, and U.S. governmental hospitals and care facilities.
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
The most significant alternative with which we compete for new sales in hospitals are in-building wireless telephones and smartphone applications. While we compete with the providers of these wireless phones in making sales to hospitals, they do not at this time purport to contain the system intelligence, integrated workflow and convenience of our communication and workflow solutions.
Additionally, we compete against EHR companies, which have their own smartphone application for secure texting that they continue to enhance. We differentiate our solutions from these EHR vendors by enabling hands-free communication via our Smartbadge and Badge and offering a sophisticated rules engine to support more advanced clinical workflows with more than 150 system integrations.
We believe that the use of mobile smartphone apps for healthcare will continue to expand in our target market and may represent a source of competition, but this trend also represents an opportunity to expand our communication solutions with our smartphone applications, which enable all members of the patient's care team to connect to our software platform and participate as users on our Communication system.

We believe that the primary competitive factors at work in our market include:

•comprehensiveness of the solution, the features provided and the ability to purchase the complete solution from a single vendor
•product performance and reliability
•the initial cost and ongoing cost of ownership
•customer service and support capabilities
We may face increased competition in the future, including from large, multinational companies or private equity backed organizations with significant resources. Potential competitors may have existing relationships with purchasers of other products and services within the hospital, which may enhance their ability to gain a foothold in our market. In addition, the continuing expansion of our communication and workflow collaboration capabilities may introduce us to a broader set of competitors. These competitors may include companies that provide clinical workflow solutions, enterprise software, cloud-based solutions and electronic health records.
Research and development
Our continued investment in research and development is critical to our business. We have teams of engineers with expertise in various fields, including software, firmware, database design, applications, speech recognition, wireless communication and hardware design. We employ research and development personnel in San Jose, California; Fort Wayne, Indiana; Toronto, Canada and Bangalore, India. There were 203 full-time research and development employees as of December 31, 2020. Finally, we have periodically engaged outsourced development firms and contractors to help us with the development and quality assurance testing of certain elements of our software offerings.
Intellectual property
Our success depends, in part, upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We held 30 U.S. patents as of December 31, 2020, including patents on many capabilities of our software platform and wearable devices.  The expiration dates of these patents range from 2021 through 2036. One or more utility patents have also been issued in Australia, Canada, India, Japan and the European Patent Office (with validation in Germany, United Kingdom and Netherlands). A European Community design patent has been issued that protects the design in multiple European jurisdictions.
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
Employees and Workforce Management
As of December 31, 2020, we had 688 employees dedicated to our mission of improving the lives of healthcare professionals and patients. These consist of 19 in manufacturing and quality operations, 203 in research and development, 207 in sales and marketing, 188 in services and support and 71 in general and administrative. Our workforce is distributed globally across 6 countries with 547 employees located in the U.S. and 141 located outside the U.S. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our company culture to be a unique asset, and we believe our relations with our employees to be good.
Vocera’s workforce is governed by various federal, state, and local regulations. We monitor all key employment activities such as hiring, termination, and pay practices for compliance with established regulations globally. The Compensation Committee of our Board of Directors is responsible for monitoring our workforce management, including, among other aspects, management depth and strength assessment, leadership development, talent assessment, diversity, equality and inclusion, and our employee survey results. While workforce management is overseen at the highest level of our Company, it is woven into the everyday fabric of Vocera’s culture.
Our people are a core asset and a source of competitive advantage. The cultural values we put into action are: build with respect, embrace innovation, think customer first, drive for results and lead with passion. These values are the framework we use to hire, train, manage and assess the performance of our global employees. We believe these values differentiate us and, in part, allowed us to consistently retain our employees throughout fiscal year 2020, as our attrition rate continues to be substantially lower than benchmark data. Our employee average tenure globally is 4.8 years.
We foster a culture where our employees can thrive both at work and at home. We apply a systemic approach to culture and people and align performance with pay and rewards. As part of Vocera’s dedication to and investment in its employees, we conduct organizational health surveys designed to assess employee engagement, leadership, work environment, and culture.
Diversity, Equity, and Inclusion: We embrace diversity and inclusion and strive to provide a rich environment with diverse skills, backgrounds, and perspectives. As of December 31, 2020, 32% of global employees, 27% of leadership positions, and 33% of our board of directors identified as female. In terms of racial and ethnic diversity, 28% of our employees in the United States self-identified as part of a minority group. At Vocera we are committed to diversity, equity, and inclusion. In 2020, we measured our employee’s perceptions on this topic and scored at or above our benchmark.
Employee Well-being and Resilience: We provide comprehensive benefits related to health, wellness, mental health and family resources designed to meet the needs of our diverse global workforce. Employee resilience, physical and psychological safety is of paramount importance to us in any year and was of particular focus in 2020 in light of the COVID-19 pandemic. We enhanced and promoted programs to support our employees physical, financial, mental, and family’s well-being through our Vocera on Wellness and Employee Assistance Programs. In response to the pandemic, we provided PPE to our frontline employees, implemented new safety protocols, enhanced utilization of existing productivity and collaboration tools, and established structures for timely communication and decision making throughout the changing environment. We facilitated frequent town halls to clearly articulate expectations and engage in meaningful dialogue with all employees. As a result of these efforts, our overall employee satisfaction increased over the previous year.
People Development: We believe in investing in our employees, and their professional growth and development is a priority for our company. At all levels, we engage in detailed discussions around succession planning and talent development to achieve business results. We have robust employee development review discussions where high-performing and high potential employees are identified for future growth opportunities, as well as succession planning for future critical leadership positions. There are actions and development plans as a result of this work that are ongoing throughout the year. With an added focus on developing our leaders, our people managers attended management essentials sessions, and we hosted a customized year-long leadership development program focused on our top talent and future leaders.
Community and Social Impact: Vocera strongly believes in giving back to the local communities by volunteering and making direct donations where our employees live and work. While the global pandemic limited our ability to volunteer in-person, our employee-run community involvement council held virtual charitable events and was able to make several donations to food banks and other regional non-profit agencies.
Backlog
Our backlog of undelivered orders was $109.2 million and $75.0 million at December 31, 2020 and 2019, respectively. Of the current backlog, all but $46.0 million is expected to be delivered in 2021.

Government regulations and standards
Nearly all of our revenue is derived from the healthcare industry. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations, as well as the behavior and attitudes of our users. Representatives of the U.S. federal legislature and agencies have announced plans to reform or revise aspects of the U.S. healthcare system and we expect these efforts to continue over the next several years. We also expect federal and state legislatures and agencies to continue to consider new programs to reform or revise aspects of the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate.
HIPAA privacy and security standards
In connection with our healthcare communications business, we access personal health information on behalf of our customers. Accordingly, in the United States, we are subject to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers engaged in electronic transactions, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009 included sweeping expansion of HIPAA’s privacy and security standards as reflected in the Health Information Technology for Economic and Clinical Health Act, (HITECH). Among other things, the law makes certain HIPAA privacy and security standards directly applicable to “business associates” - independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Most of our customers are covered entities under HIPAA and, to the extent that we access personal health information on their behalf, we are their “business associates” and are subject to HIPAA and associated contractual obligations, as well as comparable state privacy and security laws.
In addition, we are subject to privacy and security regulations in other jurisdictions. For example, in May 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The regulation introduced new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It increased our responsibility and liability in relation to personal information that we process and we put in place additional mechanisms to enhance our compliance with the new EU data protection rules. Additionally, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities. While the United States does not yet have an overarching federal privacy law, several states have enacted or are in the process of enacting state privacy laws. For example, the California Consumer Privacy Act of 2018, or the CCPA, came into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the recent election on November 3, 2020. The CCPA requires covered companies to provide new disclosures to California consumers about their data collection, use and sharing practices and provide such consumers new data protection and privacy rights. The CCPA does have an exemption for HIPAA-covered protected health information, however, the CCPA may still apply to other personal information that we collect and process.
These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply, and subject us to material liability and other adverse impacts to our business in the event we fail to do so. These include, without limitation, civil fines, criminal sanctions in certain circumstances, contractual liability to our customers, and damage to our brand and reputation. We endeavor to mitigate these risks through measures we believe to be appropriate for the specific circumstances, including storing personal information under our control on password-protected systems in secure facilities, counseling our customers as to best practices in using our solutions, encrypting such information, and training our personnel. We are committed to protecting the confidentiality, integrity, and availability of personal health information we may encounter in the course of our business activities. Accordingly, we have adopted specific policies and procedures addressing the conduct of the company, employees and specific other third parties regarding how to appropriately safeguard such information in the course of daily activities, and our mandatory annual training includes courses on data security and our code of conduct and policies. All employees are required to sign a certification of completion with respect to such training on an annual basis.

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
Executive officers
The names of our executive officers, their ages as of February 25, 2021, and their positions are shown below.

Name	Age	Position
Brent D. Lang	53	Chairman and Chief Executive Officer
Justin R. Spencer[1]	49	Executive Vice President and Chief Financial Officer
Douglas A. Carlen	51	Vice President Legal and General Counsel
M. Bridget Duffy, M.D.	61	Chief Medical Officer
Paul T. Johnson	57	Executive Vice President of Sales and Services
(1) On January 25, 2021 Justin Spencer provided notice that he will be resigning from his positions. Mr. Spencer will remain with the Company through June 2021 to facilitate a smooth transition.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:
•The COVID-19 outbreak has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, manufacturing and customers, which could adversely and materially impact our business, financial condition and results of operations.
•We have incurred significant losses in the past and will likely experience losses in the future.
•We depend on sales in the healthcare market for the majority of our revenue, and a decrease in sales in the healthcare market would harm our business.
•Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.
•If we fail to offer high-quality products and services, our operating results and our ability to sell these in the future will be harmed.

•We depend on some sole source and limited source suppliers, and if we are unable to source our components from them, our business and operating results could be harmed.
•Because we depend on contract manufacturers and original design manufacturers, our operations could be harmed and we could lose sales if we encounter problems with these manufacturers.
•If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturers, we could incur additional costs or experience manufacturing delays that could impact the timing of our revenue recognition and adversely affect our operating results.
•Our business has gone through cycles of expansion, relative stability and contraction, and if we are not able to manage such cycles effectively, our operating results may suffer.
•Our revenue and operating results have fluctuated, and are likely to continue to fluctuate, making our quarterly results difficult to predict, which may cause us to miss analyst expectations and may cause the price of our common stock to decline.
•Developments in the healthcare industry and governing regulations have negatively affected and may continue to negatively affect our business.
•If we fail to increase market awareness of our brand and solutions, and expand our sales and marketing operations, our business could be harmed.
•Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
•Our efforts to sell our solutions in non-healthcare markets may not be successful.
•Our international operations subject us, and may increasingly subject us in the future, to operational, financial, economic and political risks abroad.
•If we are unable to protect our intellectual property rights, our competitive position could be harmed, or we could be required to incur significant expenses to enforce our rights.
•We have indebtedness in the form of convertible senior notes. The provisions of indenture for the Notes, accounting method for the Notes and capped call transaction entered into related to the Notes could have a material effect on our operating results, value of the Notes and our common stock or may deter or prevent a business combination.

Risks related to our business and industry
The COVID-19 outbreak has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, manufacturing and customers, which could adversely and materially impact our business, financial condition and results of operations.
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, is a global pandemic and both a public health and economic emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a prolonged period of time. Since our last filing, COVID-19 infections have continued and are increasing in many geographies of the world. These rates may continue to increase further. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
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
Outside of healthcare, some of our clients in the hospitality and retail industries have suspended operations until stay-at-home orders are lifted, and potentially beyond. Even once lifted, as with healthcare, it is uncertain whether consumers will return to those establishments and how successful these businesses will be. As a result, we have experienced delays in planned deployments and changes in customer demand, and could experience additional delays, discounts, customer payment issues, bad debt, potential terminations and unpredictability as our customers continue to respond to the challenges of treating and containing the COVID-19 pandemic.
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
These effects on our business, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact our revenue, profit margins and liquidity. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital.
The COVID-19 pandemic has also caused us to modify our business practices including employee travel, customer visits, employee work locations, and cancellation of physical participation in meetings, events and conferences which are important to support our sales approach, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could result in reduced revenue. We could also be adversely affected if government authorities impose additional restrictions or extend the length of restrictions on public gatherings, human interactions, mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
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

We have incurred significant losses in the past and reported a net loss of $9.7 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $160.0 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 98%, 96% and 97% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
Most of our solutions require a substantial upfront investment by new customers. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital. Even if hospital personnel determine that our solutions provide compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solutions or expand our solutions to other departments or users. Hospitals face significant budget constraints from the COVID-19 pandemic, as they have had to postpone elective procedures that provide a significant portion of their revenue. Hospital budgets are also constrained by unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, which add to these budget pressures. Also as part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual health insurance mandate under the Patient Protection and Affordable Care Act of 2010 (ACA) was set to zero effective in 2019, essentially repealing it. In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of any new administration will impact the ACA and our business. It is uncertain if there will be changes to the ACA with any new administration, but there have been attempts in the past to repeal or amend the ACA, as well as continue to undertake other healthcare reforms. As a consequence of these regulatory and other factors, hospitals may delay or reduce their spending, which may cause slowdowns and deferral of orders for our solutions, or customers may choose other less expensive solutions, both of which could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our solutions, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

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

If we fail to offer high-quality products and services, our operating results and our ability to sell these in the future will be harmed.

Our ability to sell our solutions depends on our ability to offer high-quality product and services. Our solutions incorporate complex technology, are deployed in a variety of complex hospital environments and must interoperate with many different types of devices and hospital systems. While we test the components of our solutions for defects and errors prior to release, we or our customers may not discover a defect or error until after we have deployed our solution, integrated it into the hospital environment and our customer has commenced general use of the solution. In addition, our solutions in some cases are integrated with hardware and software offered by “middleware” vendors to interoperate with nurse call systems, device alarms and other hospital systems. Our software may be partnered with third party software to provide for potential joint solutions with such third party. Our software may also be deployed on third party devices, including devices we resell, which creates additional complexity because we share control of the customer experience. If we cannot successfully integrate our solutions with these vendors as needed or if any hardware or software of these vendors contains any defect or error, then our solutions may not perform as designed, or may exhibit a defect or error.
Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, clinical integration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is deemed unsatisfactory, we may incur significant costs to attain and sustain customer satisfaction or, in extreme cases, our customers may choose not to deploy our solutions. As we hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners to provide high-quality services and support in markets outside the United States could also harm sales of our solutions.
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
We depend on some sole source and limited source suppliers, and if we are unable to source our components from them, our business and operating results could be harmed.

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
Sercomm, SMTC, other contract manufacturers or ODMs may experience problems that could impact the quantity and quality of hardware components of our solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. The majority of the hardware components of our solution are manufactured in Asia or Mexico, and adverse changes in political or economic circumstances, or health related issues such as epidemics or contagious diseases, in those locations could also disrupt our supply and quality of components of our solutions. In addition, U.S. government officials have imposed changes in trade, tariffs, fiscal and tax policies and may do so in the future, and any such changes in the U.S. or in other countries from which we source components of our products could adversely affect our business.
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

Our success depends, in part, upon our ability to develop and introduce new solutions and to add features to existing solutions that meet existing and new customer requirements. We may not be able to develop and introduce new solutions or features on a timely basis or in response to customers’ changing requirements. Similarly, our new solutions and features may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions. We expect to incur costs associated with the development and introduction of new solutions before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our software platform, deploy future models of our wireless badges, or deploy new smartphone apps, which can require customers to perform software upgrades to their systems, and integrate new solutions with existing customer clinical systems and workflows. In addition, we may face technical difficulties as we expand into non-English speaking countries and incorporate non-English speech recognition capabilities into our solutions. We also may incur substantial costs or delays in the manufacture of any additional new products or models as we seek to optimize production methods and processes at our contract manufacturers. In addition, we expect that we may at least initially achieve lower gross margins on new models, while endeavoring to reduce manufacturing costs over time. If any of these problems were to arise, our revenue, operating results and reputation could suffer.

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
•our ability to expand and improve our sales and marketing operations;
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

Our prospective customers primarily use legacy communication solutions such as wired and wireless phones, pagers and overhead intercoms. We believe that our system is superior to these legacy methods. Manufacturers and distributors of product categories such as cellular phones, pagers, mobile radios and in-building wireless telephones continue to sell their products to hospitals. In addition, the growing proliferation of smartphones and related applications, including cloud-based applications, represents another category of competitive offerings. Furthermore, our clinical integrations and middleware solutions compete with a variety of companies that offer clinical integration technology.  Similarly we may face a different set of competitors in our patient and family engagement solutions.
We believe currently there is no directly comparable single competitor that provides a solution for the healthcare market as richly-featured as ours, but we could face such competition in the future. Potential competitors in the healthcare or communications markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies, which may include electronic health record vendors or other large software and healthcare IT companies, may have existing relationships within the hospital, which may enhance their ability to gain a foothold in our market. For example, some of the electronic health record vendors offer secure text messaging as an additional service and have said they plan to expand these offerings to complete more directly with us. Some customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a new supplier, regardless of performance or features. Accordingly, if we fail to effectively respond to competitive pressures, we could experience pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, any of which would harm our business, operating results or financial condition.

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
Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the years ended December 31, 2020, 2019 and 2018, we generated approximately 18%, 17% and 18%, respectively, of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 33% and 19% of our accounts receivable as of December 31, 2020 and 2019, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
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

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and our supply chain. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. In the ordinary course of our business, we also collect, store, process, use and transmit large amounts of confidential information, including intellectual property, protected health information, proprietary business information and personal information. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Most of our workforce is currently working remotely as a result of the COVID-19 pandemic, which also increases risks related to information security. Although we have developed systems and processes that are designed to protect confidential information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach, such measures cannot provide absolute security. The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. Although we maintain cybersecurity insurance, if our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions or potential liability beyond our insurance coverage. In addition, such a breach may require notification to governmental agencies, the media and/or affected individuals pursuant to various federal, state (including regulations promulgated by the Federal Trade Commission and state breach notification laws) and international privacy (including GDPR) and security laws, if applicable, including HIPAA or HITECH and its implementing rules and regulations. Security breaches could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, adversely impact customer relationships, damage our reputation and divert attention of management and key information technology resources.

Earlier this year, one of our vendors, SolarWinds, was the victim of a cyberattack that inserted a vulnerability in their platform. We use SolarWinds services for our internal corporate network so this introduced a potential vulnerability in our internal systems. We have removed the vulnerable software from our network and have not found any indication that the vulnerability was exploited. There are still uncertainties about the full scope of this cyberattack and we may learn of other vulnerabilities and potential network intrusions by third parties.

If hospitals do not have and are not willing to install, upgrade and maintain the wireless and other information technology infrastructure required to effectively operate our solutions, then they may experience technical problems or not purchase our solutions at all.

The effectiveness of our solutions depends upon the quality and compatibility of the communications environment that our healthcare customers maintain. Our solutions require voice-grade wireless (Wi-Fi) installed through large enterprise environments, which can vary from hospital to hospital and from department to department within a hospital. Many hospitals have not installed a voice-grade wireless infrastructure. If potential customers do not have a wireless network that can properly and fully interoperate with our solutions, then such a network must be installed, or an existing Wi-Fi network must be upgraded or modified, for example, by adding access points in stairwells, for our solutions to be fully functional. The additional costs of installing or upgrading a Wi-Fi network may dissuade potential customers from installing our solutions. Furthermore, if changes to a customer’s physical or information technology environment cause integration issues or degrade the effectiveness of our solutions, or if the customer fails to upgrade or maintain its environment as may be required for software deployments, releases and updates, the customer may not be able to fully utilize our solutions or may experience technical problems, or these changes may impact the performance of other wireless equipment being used. If such circumstances arise, prospective customers may not purchase or existing customers may not expand their use of or deploy upgraded versions of our solutions, thereby harming our business and operating results.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, retail, energy, education and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 400 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 3%, 4% and 3% of our revenue during the years ended December 31, 2020, 2019 and 2018, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions, budget constraints due to the COVID-19 pandemic and technical issues as we adapt our solutions for the requirements of new markets. For example, some of our hospitality and retail customers have been significantly impacted by the COVID-19 pandemic and they have been forced to close locations and face significant revenue declines. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer subscription and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our subscription and support contracts accounted for 40%, 38% and 35% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription and support contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

Our success depends upon our ability to attract, integrate and retain key personnel, and our failure to do so could harm our ability to grow our business.

Our success depends, in part, on the continuing services of our senior management and other key personnel, and our ability to continue to attract, integrate and retain highly skilled personnel, particularly in engineering, sales and marketing. Competition for highly skilled personnel is intense, particularly in the technology field. If we fail to create work environments viewed as attractive and integrate and retain key personnel our ability to grow our business could be harmed.
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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the years ended December 31, 2020, 2019 and 2018, we generated 10.7%, 8.7% and 10.2% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. We also operate an innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:
•challenges incorporating non-English speech recognition capabilities into our solutions if we expand into non-English speaking markets;
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
For example, in May 2016, the EU formally adopted the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal information, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal information that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and additional requirements that we impose certain contractual obligations on third-party processors in connection with the processing of the personal information. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal information, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal information relates, the transfer of personal information out of the European Economic Area, security breach notifications and the security and confidentiality of personal information. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. Additionally, the United Kingdom (“UK”) implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. Since the beginning of 2021 (when the transitional period following Brexit expired), we also have to continue to comply with the GDPR and the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. Changes in these legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.
Any legislation or regulation in the area of privacy and security of personal information could affect the way we operate our services and could harm our business. For example, the GDPR imposes strict rules on the transfer of personal information out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny. For example, on July 16, 2020, the Court of Justice of the European Union (the Court of Justice) invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board (the EDPB) issued additional guidance regarding the Court of Justice’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers.
To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the EU, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission published new versions of the Standard Contractual Clauses for comment. While the comment period ended in December 2020, the European Commission is expected to finalize and implement the new Standard Contractual Clauses in early 2021. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Further, since the transition period for Brexit ended December 31, 2020, there remains some uncertainty regarding cross-border data transfers from the EU to the United Kingdom. The EU is expected to either issue an adequacy decision for such transfers in early 2021, or an adequacy mechanism such as the Standard Contractual Clauses will be required for transfer of personal information from the EU to the United Kingdom. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our solutions or increase the costs associated with selling our solutions and may affect our ability to invest in or jointly develop solutions in the United States and in foreign jurisdictions. If we are required to implement additional measures to transfer data from the EU, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations. Further, we cannot guarantee that our privacy and security policies and practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.
In the U.S., California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers about their data collection, use and sharing practices and provide such consumers new data protection and privacy rights, including the ability to opt out of certain sales of personal information, right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Although the CCPA includes limited exceptions from its prescriptions, including exceptions for PHI collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal information depending on the context. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and, indeed, a number of state legislatures are considering privacy and/or data protection laws, which could increase our potential liability and adversely affect our business. Additionally, California voters recently approved the California Privacy Rights Act, or the CPRA. The CPRA significantly modifies the CCPA and will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. While the CPRA will not take effect until January 2023, it will establish a California privacy regulator before that date. The CCPA and the CPRA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition. The interplay of federal and state laws (e.g., in addition to California, Massachusetts and Nevada have adopted laws requiring the implementation of certain security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico and Guam, have adopted breach notification laws) may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to products and services could intensify.

If our efforts to protect the security of information collected by our customers are unsuccessful, we could become subject to costly government enforcement actions and private litigation, and our sales and reputation could suffer.

The nature of our business involves the receipt and storage of information about our customers, including personal information and PHI. We have implemented programs to detect and alert us to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Companies are increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom crafted against our information systems. In recent times, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. If we experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation, as well as potentially incur significant costs and diversion of resources to comply with our contractual obligations to notify our customers of such security breaches, particularly with respect to any protected health information affected. Moreover, if a computer security breach affects our systems or results in the unauthorized access, use or disclosure of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media and/or affected individuals pursuant to various federal, state and international privacy and security laws, if applicable, including HIPAA or HITECH and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, as stated above, the CCPA imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have a material adverse effect on our business, reputation, results of operations, financial condition and prospects. In addition, our customers could lose confidence in our ability to protect their information, which could cause them to discontinue using our products or purchasing from us altogether.

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

General risk factors

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

Location	Approximate square feet	Primary use	Lease expiration date
San Jose, California	70,000	Corporate headquarters and product warehousing	March 31, 2022
Fort Wayne, Indiana	27,860	Development, sales and support	February 28, 2023
Toronto, Canada	2,289	Development, sales and support	April 30, 2023
Reading, United Kingdom	1,366	Sales and support	June 6, 2022
Bangalore, India	20,734	Development	July 24, 2022
Bangalore, India	20,734	Development	July 1, 2024
Dubai, United Arab Emirates	1,905	Sales and support	December 20, 2022
Pleasanton, California	842	Development, sales and support	January 31, 2024
Orlando, Florida	5,083	Sales and support	May 31, 2026
Queensland, Australia	1,100	Sales and support	June 23, 2021

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

Holders of Common Stock
As of February 22, 2021, we had 34 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
The following stock performance graph compares the cumulative total return provided to holders of the common stock of Vocera Communications, Inc. relative to the cumulative total returns of the New York Stock Exchange Composite Index and the Standard & Poor's 1500 Health Care Technology Index over a five-year period. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2015, including reinvestment of dividends, and its relative performance is tracked through December 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Vocera Communications Inc.
NYSE Composite
S&P Health Care Technology

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Vocera Communications Inc.	100.00	151.56	247.70	322.54	170.16	340.41
NYSE Composite	100.00	111.94	132.90	121.01	151.87	162.49
S&P Health Care Technology	100.00	78.73	112.00	87.15	122.90	132.86

Purchases of Equity Securities by the Issuer and Affiliated Purchases
During the three months ended December 31, 2020, we did not repurchase any of our securities.
Securities Authorized for Issuance under Equity Compensation Plans
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders.
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
We derived the consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 from our audited financial statements included elsewhere in this report. We derived the consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements that do not appear in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Consolidated statements of operations data:
Total revenue	$198,420	$180,501	$179,630	$165,989	$132,026
Gross profit	128,617	109,099	111,887	101,062	82,951
Net loss	(9,656)	(17,980)	(9,674)	(10,897)	(11,400)
Net loss attributable to common stockholders	$(9,656)	$(17,980)	$(9,674)	$(10,897)	$(11,400)

Net loss per share attributable to common stockholders
Basic and Diluted	$(0.30)	$(0.57)	$(0.32)	$(0.38)	$(0.42)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic and Diluted	32,215	31,273	30,041	28,655	26,859

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$230,203	$229,868	$221,170	$81,233	$74,066
Total assets	406,821	370,455	352,098	204,973	192,495
Long-term debt	124,376	117,178	110,540	—	—
Total stockholders’ equity	181,016	163,825	162,867	128,000	119,146

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our plans, objectives, expectations and intentions, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management, and the expected impact of the COVID-19 pandemic on our operations. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A, “Risk factors” and elsewhere in this Annual Report on Form 10-K.

Business overview
We are a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, retail, energy, education and other mission-critical mobile work environments, in the United States and internationally. The significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers enhance quality of care, safety, patient and staff experience and improve operational efficiency. As of December 31, 2020, care teams at approximately 1,900 healthcare facilities worldwide have selected our solutions.
We primarily sell products, software subscriptions and support and professional services directly to our customers. Total revenue increased 9.9% to $198.4 million in 2020 from $180.5 million in 2019, and our 2019 revenue increased 0.5% from $179.6 million in 2018. For the year ended December 31, 2020, we recorded a net loss of $9.7 million compared to a net loss of $18.0 million for the year ended December 31, 2019.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 10.7% and 8.7% of our revenue in 2020 and in 2019, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
In the third quarter of 2020, we acquired EASE Applications, LLC, or EASE Applications, (now referred to as Vocera Ease) for $24.2 million, net of $0.3 million of cash acquired. In addition to the purchase consideration, the agreement includes an earn-out pool with total potential payout amounts of $5 million subject to the achievement of certain performance thresholds as well as an employee retention bonus plan of $5 million subject to the achievement of certain performance thresholds and continuing employment. Vocera Ease offers a cloud-based communication platform and mobile application built to improve the patient experience by enabling friends and family members to receive timely updates about the progress of their loved one in the hospital.
A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 is included in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020.

COVID-19 Pandemic
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, is a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Since our last filing, COVID-19 infections have continued and are increasing in many geographies of the world and these rates may continue to increase. The COVID-19 pandemic has affected our business in several ways, including the following:
•We have taken measures to protect the health and safety of our employees, primarily by shifting the majority of our employees to remote work.
•We booked some urgent orders during the year ended December 31, 2020 to serve hospitals focused on preparations for COVID-19.
•During the year ended December 31, 2020, we issued some free “surge” software licenses to our customers that can be used for a limited time while they are responding to the pandemic.
•Our access to our healthcare customers’ locations for sales and implementation activities was limited in many cases. The sales cycle and implementation timeline for broader strategic deals in some cases has been elongated as they shifted their primary focus to preparing for and responding to the pandemic.
•We have experienced some delays in receiving parts due to supplier and shipping issues.
Overall, the outbreak has not had a material impact on our operating results or business in the year ended December 31, 2020. While future impacts cannot be predicted at this time, the shift in hospital resources, attention to treatment of COVID-19 patients and declines in hospital revenues may result in reduced demand for our products and solutions, longer sales cycles and/or delays of customer implementations, which could negatively impact our financial condition.

We have generated operating cash flows in the past and our $230.2 million in cash and short-term investments provides us with ample liquidity to meet our current needs. However, given the dynamic nature of this situation, we cannot accurately estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows.

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
Revenue is comprised of the following:

•Product.     Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges and badge accessories, which include batteries, battery chargers, lanyards, clips and other ancillary badge components as well as revenue from the resale of third-party devices and related accessories. Software revenue is derived primarily from the sale of perpetual licenses to our Vocera Communication and Workflow System. We derive additional software revenue from the sale of term licenses and cloud-based subscriptions, which can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and perpetual licenses and, in the case of subscription software, ratably over the applicable term.
•Service. We receive service revenue from sales of cloud-based subscriptions, sales of software maintenance, extended hardware warranties and professional services. Subscription revenue is generally recognized ratably over the application term. Software maintenance is typically invoiced annually in advance, recorded as deferred revenue, and recognized as revenue ratably over the service period. Our professional services revenue is based on both time and materials, and fixed price contracts, and is recognized as the services are provided. Extended warranties are invoiced in advance, recorded as deferred revenue, and recognized ratably over the extended warranty period.
Cost of revenue.    Cost of revenue is comprised of the following:

•Cost of product.    Cost of product is comprised primarily of materials costs, software license costs, provisions for excess and obsolete inventory, warranty, and manufacturing overhead costs for test engineering, material requirements planning and our shipping and receiving functions. These overhead costs also include facilities, equipment depreciation, amortization of developed technology and stock-based compensation expenses. We expect material costs to vary with the product life cycle of our devices.
•Cost of service.    Cost of service is comprised primarily of employee wages, benefits and related personnel expenses of our technical support team, our professional consulting personnel and our training teams. Cost of service also includes facility and information technology costs. We expect our cost of service will increase as we continue to invest in support services to meet the needs of our customer base.
Operating expenses.    Operating expenses are comprised of the following:

•Research and development. Research and development expenses consist primarily of employee wages, benefits and related personnel expenses, hardware materials, and consultant fees and expenses related to the design, development, testing and enhancements of our solutions. We intend to continue to invest in improving the functionality of our solutions and the development of new solutions.
•Sales and marketing.    Sales and marketing expenses consist primarily of employee wages, benefits and related personnel expenses, as well as trade shows, marketing programs and collateral and public relations programs.
•General and administrative.    General and administrative expenses consist primarily of employee wages, benefits and related personnel expenses, consulting, accounting fees, legal fees and other general corporate expenses.
Interest income and other income (expense), net.

•Interest income.     Interest income consists primarily of interest income earned on our cash, cash equivalent and short-term investment balances. Our interest income will vary each reporting period depending on our average cash, cash equivalent and short-term investment balances during the period and market interest rates.
•Interest expense.      Interest expense consists of amortization of debt discount and debt issuance costs as well as the contractual interest incurred of the issuance of the Convertible Senior Notes which are discussed in further detail in Note 8 of the Notes to Consolidated Financial Statements.
•Other income (expense), net.    Other income (expense), net consists primarily of foreign exchange gains and losses.
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
At December 31, 2020, we held a $39.9 million valuation allowance against our deferred tax assets. We review on a quarterly basis our conclusions about the appropriate amount of our deferred income tax asset valuation allowance.

Results of operations
The following table is a summary of our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018. The period-to-period comparisons of results are not necessarily indicative of results for future periods. The Company renamed the “maintenance and support” portion of service revenue to “subscription and support” due to the nature of this revenue, which now includes subscription revenue from Vocera Ease and the reclassification of other immaterial revenue streams.

	Years ended December 31,
	2020		2019
(in thousands, except percentages)	Amount	% Revenue	Amount	% Revenue
Consolidated statements of operations data:
Revenue
Product	$100,567	50.7%	$92,561	51.3%
Service	97,853	49.3	87,940	48.7
Total revenue	198,420	100.0	180,501	100.0
Cost of revenue
Product	28,805	14.5	29,039	16.1
Service	40,998	20.7	42,363	23.5
Total cost of revenue	69,803	35.2	71,402	39.6
Gross profit	128,617	64.8	109,099	60.4
Operating expenses
Research and development	38,820	19.6	34,280	19.0
Sales and marketing	65,494	33.0	63,168	35.0
General and administrative	28,382	14.3	25,774	14.3
Total operating expenses	132,696	66.9	123,222	68.3
Loss from operations	(4,079)	(2.1)	(14,123)	(7.8)
Interest income	3,169	1.6	5,110	2.8
Interest expense	(9,354)	(4.7)	(8,789)	(4.8)
Other expense, net	(640)	(0.3)	(158)	(0.1)
Loss before income taxes	(10,904)	(5.5)	(17,960)	(10.0)
Provision for (benefit from) income taxes	1,248	0.6	(20)	—
Net loss	$(9,656)	(4.9)%	$(17,980)	(10.0)%

Year ended December 31, 2020 compared to year ended December 31, 2019
Revenue:

	Years ended December 31,
	2020	2019	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Product Revenue
Device	$69,321	$61,224	$8,097	13.2%
Software	31,246	31,337	(91)	(0.3)
Total product revenue	100,567	92,561	8,006	8.6

Service revenue
Subscription and support	78,532	68,846	9,686	14.1
Professional services and training	19,321	19,094	227	1.2
Total service revenue	97,853	87,940	9,913	11.3
Total revenue	$198,420	$180,501	$17,919	9.9%
Total revenue increased $17.9 million, or 9.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in total revenue was a result of an increase in device and services revenue.

Product revenue increased $8.0 million, or 8.6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Device revenue increased $8.1 million, or 13.2%, and software revenue decreased $0.1 million, or 0.3%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in device revenue was driven primarily by an increase in unit volume of badges and related accessories. The decrease in software revenue was due to the timing of software deployments from our backlog.

Service revenue increased $9.9 million, or 11.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Subscription and support revenue increased $9.7 million, or 14.1%, and professional services and training revenue increased $0.2 million, or 1.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in subscription and support revenue was primarily a result of having a larger customer base with recurring contracts. The increase in professional services and training revenue was due to an increase in implementation services for our solutions.
Cost of revenue:

	Years ended December 31,
	2020	2019	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$28,805	$29,039	$(234)	(0.8)%
Service	40,998	42,363	(1,365)	(3.2)
Total cost of revenue	$69,803	$71,402	$(1,599)	(2.2)%
Gross margin
Product	71.4%	68.6%	2.8%
Service	58.1	51.8	6.3
Total gross margin	64.8%	60.4%	4.4%
Cost of product revenue decreased $0.2 million, or 0.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The cost of product revenue decreased primarily due to lower amortization of intangibles, partially offset by an increase in devices shipped. Product gross margin as a percentage of product revenue increased in the year ended December 31, 2020 compared to the year ended December 31, 2019 due to improved device margins and a lower mix of third-party smartphone sales.

Cost of service revenue decreased $1.4 million, or 3.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Cost of service revenue decreased primarily as a result of a decrease in professional services costs, primarily related to a reduction in travel due to the COVID-19 pandemic. We expect these costs to increase when the virus is controlled. This decrease was partially offset by an increase in subscription and support costs related to higher revenue. Service gross margin as a percentage of service revenue increased for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in subscription and support revenue, an increase in utilization of the professional services team and a decrease in travel costs.
Operating expenses:

	Years ended December 31,
	2020	2019	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$38,820	$34,280	$4,540	13.2%
Sales and marketing	65,494	63,168	2,326	3.7
General and administrative	28,382	25,774	2,608	10.1
Total operating expenses	$132,696	$123,222	$9,474	7.7%
Research and development expense. Research and development expense increased $4.5 million, or 13.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to a $3.1 million increase in compensation and benefits associated with increased headcount, partially attributable to the acquisition of EASE Applications, a $0.8 million increase in research and development equipment and a $0.6 million increase in outside services and development.
Sales and marketing expense. Sales and marketing expense increased $2.3 million, or 3.7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This was primarily due to a $6.4 million increase in compensation and benefits resulting from higher headcount and commissions which was related to increased revenue and the acquisition of EASE Applications as well as an increase of $0.5 million in outside services and equipment. This was partially offset by a decrease in travel expense of $3.4 million and a decrease in marketing development expense of $1.2 million as a result of the COVID-19 pandemic.
General and administrative expense. General and administrative expense increased $2.6 million, or 10.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This was primarily due to a $2.5 million increase in compensation, benefits and hiring costs resulting from increased headcount and achievement of performance related compensation targets and a $0.4 million increase in equipment and supplies. This increase was partially offset by a decrease in travel and entertainment costs of $0.7 million as a result of the COVID-19 pandemic.

	Years ended December 31,
(in thousands, except percentages)	2020	2019	Change
Non-operating income (expense) elements:
Interest income	$3,169	$5,110	$(1,941)
Interest expense	(9,354)	(8,789)	(565)
Other expense, net	(640)	(158)	(482)

Income taxes:
Benefit from (provision for) income taxes	1,248	(20)	1,268
Loss before income taxes	(10,904)	(17,960)	7,056
Effective tax rate %	11.4%	(0.1)%	11.5%
Interest income. Interest income decreased $1.9 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. This decrease was due to earning a lower rate of return on our investments.
Interest expense. Interest expense increased $0.6 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was due to the amortization of debt discount and debt issuance costs and the contractual interest incurred on the issuance of the Notes.

Other expense, net. The change in other expense, net for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to foreign exchange fluctuations.
Benefit from (provision for) income taxes. The $1.2 million tax benefit on $10.9 million of loss before income taxes in 2020 represented an effective tax rate of 11.4%. The effective tax rate for 2020 was due primarily to the release of the valuation allowance as a result of the EASE Applications acquisition, partially offset by income taxes on foreign operations and the amortization of goodwill. The $20 thousand provision on $18.0 million of loss before income taxes in 2019 represented an effective tax rate of (0.1)%. The effective tax rate for 2019 was due primarily to income taxes on our foreign operations and amortization of goodwill, partially offset by the tax benefit related to the gain in other comprehensive income.

Liquidity and capital resources

	Years ended December 31,
(in thousands)	2020	2019
Consolidated statements of cash flow data:
Net cash provided by operating activities	$26,858	$15,778
Net cash used in investing activities	(20,441)	(20,536)
Net cash provided by (used in) financing activities	2,855	(3,814)
Net (decrease) increase in cash and cash equivalents	$9,272	$(8,572)
As of December 31, 2020, we had cash and cash equivalents and short-term investments of $230.2 million.

In May 2018, we issued Convertible Senior notes with a 1.5% interest rate for an aggregate principal amount of $143.75 million. There are no required principal payments prior to the maturity of the Notes. As a result of the Company's stock price trading at over 130% of the conversion price of $32.25 for over 20 trading days during January 2021 the notes are currently convertible. For additional information, see Note 8 and Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
During 2020 and 2019, our purchases of property and equipment were $4.2 million and $4.6 million, respectively. The expenditures in 2020 primarily related to leasehold improvements, computer equipment and manufacturing tools and equipment. The expenditures in 2019 primarily related to leasehold improvements, computer equipment and manufacturing tools and equipment.
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
Operating activities
Cash provided by operating activities was $26.9 million in 2020, due in part to non-cash items such as stock-based compensation of $25.7 million, amortization of debt discount and issuance costs of $7.2 million, and depreciation and amortization of $6.4 million for property and equipment and acquired intangible assets, partially offset by a decrease in lease-related performance liabilities of $1.2 million and the 2020 net loss of $9.7 million. With respect to changes in assets and liabilities, we experienced an increase in accounts receivable of $2.7 million, an increase of $5.3 million in inventories, an increase of $1.2 million in prepaid expenses and other assets, an increase in deferred commissions of $1.8 million, a decrease of $2.6 million in accounts payable, an increase of $8.3 million in accrued payroll and other liabilities and a $2.1 million increase in deferred revenue.

Cash provided by operating activities was $15.8 million in 2019, due in part to non-cash items such as stock-based compensation of $23.9 million, amortization of debt discount and issuance costs of $6.6 million, and depreciation and amortization of $7.3 million for property and equipment and acquired intangible assets, partially offset by a decrease in lease-related performance liabilities of $1.2 million and the 2019 net loss of $18.0 million. With respect to changes in assets and liabilities, we experienced an increase in accounts receivable of $2.4 million, an increase of $2.1 million in other receivables, an increase of $0.3 million in inventories, an increase of $0.9 million in prepaid expenses and other assets, an increase in deferred commissions of $0.2 million, an increase of $1.5 million in accounts payable, an increase of $2.4 million in accrued payroll and other liabilities and a $2.8 million increase in deferred revenue.

Investing activities
Cash used in investing activities was $20.4 million in 2020, which was primarily attributable to $139.7 million in purchases of short-term investments and the acquisition of Vocera Ease for $24.2 million, offset by $118.3 million in short-term investment maturities and of $29.4 million sales of short-term investments. An additional $4.2 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $20.5 million in 2019, which was primarily attributable to $137.5 million in purchases of short-term investments, offset by $121.5 million in short-term investment maturities. An additional $4.6 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $2.9 million in 2020, primarily attributable to $3.5 million of proceeds from stock option exercises, $3.7 million of proceeds from issuance of common stock from the employee stock purchase plan and $2.0 million of cash from lease-related performance obligations. These items were offset by a $6.4 million decrease for employee taxes paid on net share settlement on the vesting of restricted stock awards.
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
Critical accounting policies and estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those related to product warranties, goodwill and intangible assets, revenue recognition, stock-based compensation, bonuses, accounting for business combinations, contingent consideration, and the provision for income taxes. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that we believe to be reasonable under the circumstances.
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
Standard product warranties
We provide for the estimated costs of product warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected replacement costs, and knowledge of specific product failures (if any). The specific product warranty includes parts and labor over a period generally ranging from one to three years. We generally do not provide performance warranties for software. We regularly assess our estimates to evaluate the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. The total warranty expense under our standard warranty in 2020 was $0.3 million, compared to $0.2 million in 2019 and $0.2 million in 2018. The key drivers to the warranty reserve calculation are the installed base of products under standard warranty, the estimated return rate of the installed base of products under standard warranty, and the availability of refurbished units to fulfill expected warranty claims.
Stock-based compensation
Restricted Stock Units and Performance Stock Units
We record all stock-based awards, which consist of restricted stock units (RSUs) and performance stock units (PSUs), at fair value as of the grant date and recognize the expense over the requisite service period (generally over the vesting period of the award). The restricted stock units generally vest one third on the first anniversary of the grant, one third on the second anniversary of the grant and one third upon the third anniversary of the grant. The grant date fair value of the RSUs is the closing market price on the date of grant; this amount is charged to expense ratably over the requisite service period. The PSUs consist of grants of performance-based restricted stock units to certain members of executive management that vest contingent upon the achievement of predetermined market and service conditions. The fair value of our PSUs is estimated using a Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards.
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
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Our annual assessment date is October 1st and the results of our assessment performed indicated that an impairment was not required. No impairment was recorded in 2020, 2019 or 2018. As of December 31, 2020, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our business climate and the buying habits of our customers along with changes in the costs to provide our products and services.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives.
Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. We evaluate our intangible assets for impairment at the asset group level, which means the intangibles grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Management has concluded that our asset groups align with our reporting unit. The intangible assets are allocated to the Product and Services asset groups, given that the Product and Services asset groups are the lowest level for which discrete cash flow information are identifiable, independent from other assets. We assess the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2020, 2019 or 2018.
Significant judgments required in assessing the impairment of goodwill and intangible assets include the identification of the reporting unit, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value as to whether an impairment exists and, if so, the amount of that impairment.
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
We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the amount of net operating losses available for income tax purposes through December 31, 2020, we had a full valuation allowance against our deferred tax assets. We continue to evaluate the realizability of our U.S. and Canadian deferred tax assets. If our financial results improve, we will reassess the need for a full valuation allowance each quarter and, if we determine that it is more likely than not the deferred tax assets will be realized, we will adjust the valuation allowance.
At December 31, 2020, we had a valuation allowance against net deferred tax assets of $39.9 million. We review on a quarterly basis our conclusions about the appropriate amount of our deferred tax asset valuation allowance. There is inherent uncertainty in evaluating the sustainability of the income tax positions we take on our tax returns. We assess our income tax positions and record tax benefits for all years subject to examination based upon our management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in our financial statements.
We include interest and penalties with income taxes on the accompanying statement of operations. Our tax years after 2013 are subject to tax authority examinations. Additionally, our net operating losses and research credits are subject to tax authority adjustment.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vocera Communications, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vocera Communications, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 7 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 using a modified retrospective approach due to adoption of Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Refer to Note 2 to the Financial Statements
Critical Audit Matter Description
The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers products and services including its proprietary communication badges, perpetual software licenses, professional services, maintenance and support services, and extended hardware warranties. Product revenue was $100.6 million and service revenue was $97.9 million for the year ended December 31, 2020.

Significant judgment is exercised by the Company in determining revenue recognition for the Company’s customer contracts, and includes the following:
•Identification and evaluation of terms and conditions within contracts that impact revenue recognition
•Determination of whether promised goods or services, such as hardware and software licenses, are capable of being distinct and are distinct in the context of the Company’s customer contracts which leads to whether they should be accounted for as individual or combined performance obligations
•Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately
•Determination of transaction price and allocation of transaction price to identified performance obligations
We identified revenue recognition as a critical audit matter because of these significant judgments required by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether revenue was recognized to depict the transfer of promised products or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:
•We tested the effectiveness of controls related to the identification and evaluation of terms and conditions in contracts, determination of distinct performance obligations, determination of the standalone selling prices, determination of transaction price, allocation of the transaction price to the performance obligations in the contract, and recognition of revenue when, or as, the Company satisfies a performance obligation.
•We evaluated management’s significant accounting policies related to revenue recognition for reasonableness.
•We selected a sample of recorded revenue transactions and performed the following procedures:
◦Obtained and read customer purchase orders and the underlying contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms have been appropriately considered by management.
◦Evaluated management’s application of their accounting policy and tested revenue recognition for specific performance obligations by comparing management’s conclusions to the underlying master agreement and any related amendments.
◦Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.
•We evaluated the reasonableness of management’s estimate of standalone selling prices for products and services that are not sold separately by performing the following:
◦Assessed the appropriateness of the Company’s methodology and mathematical accuracy of the determined standalone selling prices.
◦Tested the completeness and accuracy of the source data utilized in management’s calculations.

Business Acquisitions — Refer to Note 12 to the Financial Statements
Critical Audit Matter Description
The Company completed the acquisition of EASE Applications, LLC (“EASE”) for consideration of $24.2 million, exclusive of contingent consideration accruals, on August 18, 2020. The Company accounted for the acquisition of EASE under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship identified intangible assets with an aggregate fair value of approximately $5.4 million. The Company estimated the fair value of the customer relationship intangible assets using an income-based valuation methodology, which is a specific discounted cash flow method.
Significant judgment is exercised by the Company in determining the fair value of the acquired customer relationship intangible assets, including the following:

•Future expected cash flows for existing customers,
•Selection of customer attrition rates,
•Valuation methodology, and
•Discount rates.
Given the fair value determination of acquired customer relationship identified intangible assets requires management to make significant estimates related to the above assumptions, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists. Thus, we deemed this to be a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of customer relationship intangible assets acquired for EASE included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the forecast utilized, and the valuation methodology and inputs for estimating the fair value of customer relationship intangible assets acquired.
•Our internal valuation specialists assisted us in evaluating the reasonableness of the (1) valuation techniques used for customer relationship intangible assets acquired, (2) valuation assumptions used in the excess earning method including long-term growth rate, weighted average cost of capital, weighted average return on assets and internal rate of return, (3) discount rates, including testing the mathematical accuracy of the calculation of estimated fair value of the customer relationship intangible acquired assets, and developing a range of independent estimates and comparing our estimates to those used by management.
•We assessed the reasonableness of management’s projections of economic useful life, percentage of revenue attributable to the intangible asset, sales and marketing adjustment for new customers by comparing the assumptions used in the projections to external market sources, existing contracts, historical data, and results from other areas of the audit.

/s/ Deloitte & Touche LLP

San Jose, California
February 25, 2021

We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vocera Communications, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vocera Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
February 25, 2021

Vocera Communications, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$34,976	$25,704
Short-term investments	195,227	204,164
Accounts receivable, net	45,653	42,547
Other receivables	6,170	6,312
Inventories	10,159	4,576
Prepaid expenses and other current assets	6,317	5,149
Total current assets	298,502	288,452
Property and equipment, net	8,103	8,661
Intangible assets, net	12,788	5,461
Goodwill	69,168	49,246
Deferred commissions	12,293	10,477
Other long-term assets	5,967	8,158
Total assets	$406,821	$370,455
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,127	$6,036
Accrued payroll and other current liabilities	23,195	14,757
Deferred revenue, current	54,785	50,033
Total current liabilities	81,107	70,826
Deferred revenue, long-term	9,948	11,442
Convertible senior notes, net	124,376	117,178
Other long-term liabilities	10,374	7,184
Total liabilities	225,805	206,630
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of December 31, 2020 and December 31, 2019; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 32,692,561 and 31,660,709 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	10	9
Additional paid-in capital	340,515	313,963
Accumulated other comprehensive income	473	179
Accumulated deficit	(159,982)	(150,326)
Total stockholders’ equity	181,016	163,825
Total liabilities and stockholders’ equity	$406,821	$370,455

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2020	2019	2018
Revenue
Product	$100,567	$92,561	$97,447
Service	97,853	87,940	82,183
Total revenue	198,420	180,501	179,630
Cost of revenue
Product	28,805	29,039	27,425
Service	40,998	42,363	40,318
Total cost of revenue	69,803	71,402	67,743
Gross profit	128,617	109,099	111,887
Operating expenses
Research and development	38,820	34,280	30,879
Sales and marketing	65,494	63,168	62,214
General and administrative	28,382	25,774	25,099
Total operating expenses	132,696	123,222	118,192
Loss from operations	(4,079)	(14,123)	(6,305)
Interest income	3,169	5,110	3,044
Interest expense	(9,354)	(8,789)	(5,241)
Other expense, net	(640)	(158)	(1,523)
Loss before income taxes	(10,904)	(17,960)	(10,025)
Benefit from (provision for) income taxes	1,248	(20)	351
Net loss	(9,656)	(17,980)	(9,674)

Net loss per share:
Basic and diluted	$(0.30)	$(0.57)	$(0.32)
Weighted average shares used to compute net loss per share:
Basic and diluted	32,215	31,273	30,041

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Years ended December 31,
	2020	2019	2018
Net loss	$(9,656)	$(17,980)	$(9,674)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	294	622	(252)
Comprehensive loss	$(9,362)	$(17,358)	$(9,926)

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, except share amounts)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2018	29,412,116	$9	$250,854	$(191)	$(122,672)	$128,000
Exercise of stock options	531,788	—	7,334	—	—	7,334
RSUs released net of shares withheld for tax settlement	606,808	—	(10,082)	—	—	(10,082)
Common stock issued under employee stock purchase plan	157,426	—	3,270	—	—	3,270
Equity component of convertible senior notes, net	—	—	23,307	—	—	23,307
Employee stock-based compensation expense	—	—	20,964	—	—	20,964
Net loss	—	—	—	—	(9,674)	(9,674)
Other comprehensive loss	—	—	—	(252)	—	(252)
Balance at December 31, 2018	30,708,138	9	295,647	(443)	(132,346)	162,867
Exercise of stock options	187,174	—	2,439	—	—	2,439
RSUs released net of shares withheld for tax settlement	610,024	—	(11,460)	—	—	(11,460)
Common stock issued under employee stock purchase plan	155,373	—	3,472	—	—	3,472
Employee stock-based compensation expense	—	—	23,865	—	—	23,865
Net loss	—	—	—	—	(17,980)	(17,980)
Other comprehensive gain	—	—	—	622	—	622
Balance at December 31, 2019	31,660,709	9	313,963	179	(150,326)	163,825
Exercise of stock options	305,596	—	3,460	—	—	3,460
RSUs released net of shares withheld for tax settlement	485,663	1	(6,372)	—	—	(6,371)
Common stock issued under employee stock purchase plan	240,593	—	3,739	—	—	3,739
Employee stock-based compensation expense	—	—	25,725	—	—	25,725
Net loss	—	—	—	—	(9,656)	(9,656)
Other comprehensive gain	—	—	—	294	—	294
Balance at December 31, 2020	32,692,561	$10	$340,515	$473	$(159,982)	$181,016

The accompanying notes are an integral part of these consolidated financial statements

Vocera Communications, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(9,656)	$(17,980)	$(9,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,387	7,289	7,662
Change in lease-related performance obligations	(1,234)	(1,173)	(998)
Stock-based compensation expense	25,725	23,865	20,964
Amortization of debt discount and issuance costs	7,198	6,638	3,899
Deferred income taxes	(2,056)	—	—
Non-cash lease expense	2,566	1,741	—
Other	1,013	(658)	384
Changes in assets and liabilities
Accounts receivable	(2,662)	(2,420)	(5,017)
Other receivables	40	(2,064)	(2,810)
Inventories	(5,259)	(293)	(1,898)
Prepaid expenses and other assets	(1,196)	(880)	(592)
Deferred commissions	(1,816)	(174)	(2)
Accounts payable	(2,615)	1,475	1,527
Accrued payroll and other liabilities	8,325	(2,431)	(2,629)
Deferred revenue	2,098	2,843	3,482
Net cash provided by operating activities	26,858	15,778	14,298
Cash flows from investing activities
Payment for purchase of property and equipment	(4,236)	(4,576)	(4,892)
Business acquisitions, net of cash acquired	(24,218)	—	—
Purchase of short-term investments	(139,677)	(137,508)	(206,824)
Maturities of short-term investments	118,309	121,548	72,183
Sales of short-term investments	29,381	—	—
Net cash used in investing activities	(20,441)	(20,536)	(139,533)
Cash flows from financing activities
Cash from lease-related performance obligations	2,027	1,735	340
Proceeds from issuance of the convertible senior notes, net of issuance costs	—	—	138,854
Payments for purchase of capped costs	—	—	(8,907)
Proceeds from issuance of common stock from the employee stock purchase plan	3,739	3,472	3,269
Proceeds from exercise of stock options	3,460	2,440	7,327
Tax withholdings paid on behalf of employees for net share settlement	(6,371)	(11,461)	(10,098)
Net cash provided by (used in) financing activities	2,855	(3,814)	130,785
Net increase (decrease) in cash and cash equivalents	9,272	(8,572)	5,550
Cash and cash equivalents at beginning of period	25,704	34,276	28,726
Cash and cash equivalents at end of period	$34,976	$25,704	$34,276
Supplemental cash flow information
Cash paid for interest	$2,156	$2,156	$1,066
Cash paid for income taxes	$407	$345	$216
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	$157	$458	$114

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.The Company and Summary of Significant Accounting Policies
Background
Vocera Communications, Inc. and its subsidiaries (collectively, the "Company" or "Vocera") is a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, retail, energy, education and other mission-critical mobile work environments, in the United States and internationally. The significant majority of the Company's business is generated from sales of its solutions in the healthcare market to help its customers improve quality of care, safety, patient and staff experience and increase operational efficiency.
The Vocera communication and collaboration solution includes: an intelligent enterprise software platform; a lightweight, wearable, voice-controlled communication badge and Smartbadge; and smartphone applications. The solution enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to a range of smartphones or the Smartbadge both inside and outside the hospital, replacing legacy pagers and in-building wireless phones.
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd and Vocera Communications Australia Pty Ltd. in 2005, Vocera Canada, Ltd. in 2010, Vocera Communications India Private Ltd. in 2013, Vocera Communications Middle East FZ LLC in 2014, acquired Extension, LLC in 2016 and Ease Applications, LLC ("Ease") in 2020.
Since its inception, the Company has incurred significant losses and, as of December 31, 2020, had an accumulated deficit of $160.0 million. The Company has funded its operations primarily with customer payments for its products and services, proceeds from the issuance of common stock in connection with its initial public offering (IPO) and follow-on offering and proceeds from the issuance of convertible senior notes. As of December 31, 2020, the Company had cash, cash equivalents and short-term investments of $230.2 million.
The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least the next twelve months.
Basis of presentation
The consolidated financial statements include the accounts of Vocera Communications, Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accompanying notes are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").
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
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on the previously reported net loss or accumulated deficit.
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
The Company's marketable securities are recorded at their estimated fair value. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income (loss). The Company periodically assesses whether its securities are in an unrealized loss position which may become a realized loss in order to determine if an allowance for credit losses is required.
Accounts receivable and allowance for credit losses

Accounts receivable primarily include amounts related to receivables from customers. The Company monitors collectability of accounts receivable primarily through review of the accounts receivable aging. The Company performs a regular review of its customers’ payment histories and associated credit risks as it does not require collateral from its customers. When collection is at risk, the Company assesses the impact on amounts recorded for credit losses and, if necessary, record a charge in the period such a determination is made, reflecting the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio. The Company has not experienced significant credit losses from its accounts receivable. No allowance for credit losses was recorded in the years ended December 31, 2020, 2019 and 2018.
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. At December 31, 2020 and 2019, no customer accounted for 10% or more of accounts receivable. At December 31, 2020 and 2019, one reseller represented 32.7% and 19.3%, respectively of accounts receivable. For the years ended December 31, 2020, 2019 and 2018, no customer represented 10% or more of revenue.
Other risks and uncertainties
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, is a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Since the Company's last filing, COVID-19 infections have continued and are increasing in many geographies of the world and these rates may continue to increase. In response to the ongoing and rapidly evolving COVID-19 pandemic, the Company considered the impact of the estimated economic implications on critical and significant accounting estimates, including assessment of collectability of customer contracts and the valuation of accounts receivable. Overall, the outbreak has not had a material impact on the Company's operating results or business in the year ended December 31, 2020. While future impacts cannot be predicted at this time, the shift in hospital resources, attention to treatment of COVID-19 patients and declines in hospital revenues may result in reduced demand for the Company's products and solutions, longer sales cycles and/or delays of customer implementations, which could negatively impact financial condition.
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
The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. Fair value is estimated based on undiscounted future cash flows. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair values. To date, the Company has not recorded any material impairment charges.
Internal-use software development costs
For internal-use software, the Company capitalizes certain internal and external costs incurred in its acquisition and creation. Capitalized internal-use software is included in property and equipment amortized on a straight-line basis over the estimated useful life of the related asset, generally three years. Based on the authoritative guidance, costs incurred either before or after the period satisfying the capitalization criteria, together with costs incurred for training and maintenance, are expensed as incurred. For the years ended December 31, 2020, 2019 and 2018, the Company capitalized costs of $0.5 million, $0.6 million and $0.7 million, respectively.
Segments
The Company’s chief operating decision maker ("CODM") receives and regularly reviews financial information on an entity-wide basis, beginning in the third quarter of fiscal year 2020. This change coincided with the Company’s acquisition of EASE and resulted in the CODM considering entity-wide financial information in deciding how to allocate resources in assessing performance of the Company’s communication and clinical workflow solutions and services business. There are no segment managers who are held accountable for operations, operating results or plans for levels or components. The Company’s CODM is its Chief Executive Officer. As a result, beginning in the third quarter of fiscal year 2020, the Company reports its financial performance consistent with its single reporting segment and operating unit structure. For comparability purposes, segment reporting for prior periods have been recast to conform to the current presentation. Financial information related to revenue and cost of revenue for the Company’s previously reported segments (i) Product and (ii) Service can be found in the Company’s consolidated statements of operations.
Goodwill and intangible assets
The Company allocates the purchase price of any acquisitions to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill.
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has identified one operating segment which management also considers to be a reporting unit. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If such qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a quantitative impairment test. The Company performed its goodwill impairment assessment on October 1, 2020 using a qualitative assessment and determined that no impairment existed as of the date of the impairment test because the fair value of the Company's reporting unit more likely than not exceeded its carrying value. As of December 31, 2020, no changes in circumstances indicate that goodwill carrying values may not be recoverable.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. The Company evaluates intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in the years ended December 31, 2020, 2019 or 2018.
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

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of future payments. For those leases that existed as of January 1, 2019, the Company used the incremental borrowing rate based on information available at that date. The Company applies a portfolio approach for determining the incremental borrowing rate based on the applicable lease terms and the current economic environment and utilizes available information regarding borrowing rates. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease components and non-lease components as a single lease component.
Business combination
Acquisitions are accounted for using the acquisition method. Goodwill is measured at the acquisition date as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Significant estimates and assumptions are made by management to value such assets and liabilities. Although the Company believes that those estimates and assumptions are reasonable and appropriate, they are inherently uncertain and subject to refinement. Additional information related to the acquisition date fair value of acquired assets and assumed liabilities obtained during the measurement period, not to exceed one year, may result in changes to the recorded values of such assets and liabilities, resulting in an offsetting adjustment to the goodwill associated with the business acquired. Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluate these estimates and assumptions. Any contingent consideration payable is recognized at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period, with changes in fair value recognized in earnings until the contingent consideration is settled. Acquisition related costs incurred in connection with a business combination are expensed as incurred.
Revenue recognition
The core principle of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (Topic 606) is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:
•Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. Customer payments received by the Company are non-refundable.
•Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are capable of being both: a) functionally distinct, whereby the customer can benefit from the goods or service either on their own or together with other resources that are readily available from third parties or from the Company, and b) contractually distinct, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.
•Determination of the transaction price - The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer.
•Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price, (SSP) basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
•Recognition of revenue when, or as, the Company satisfies a performance obligation - The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.
Device revenue - In transactions where the Company delivers hardware, the Company considers itself to be the principal in the transaction and records revenue and costs of goods sold on a gross basis. Hardware revenue is generally recognized upon transfer of control to the customer.
Software revenue - Revenue from the Company’s software products is generally recognized upon transfer of control to the customer. Revenue is generally recognized upon shipment of hardware and perpetual licenses.
Subscription and support revenue - The Company generates subscription and support revenue primarily from post contract support ("PCS") contracts, cloud-based subscription sales, and sales of extended warranties on the Vocera Badge. Subscription revenue is generally recognized ratably over the applicable term. The majority of software sales are in conjunction with PCS contracts, which generally have one-year terms. The Company recognizes revenue from PCS contracts ratably over the contractual service period. The service period typically commences upon transfer of control of the corresponding software products to the customer. The Company recognizes revenue from extended warranty contracts ratably over their contractual service period, which is primarily two years. This period starts one year from the date on which the transfer of control on the underlying hardware occurs because the hardware generally carries a one-year warranty.
Professional services and training revenue - Professional services and training revenue is generated when the Company installs and configures its software and devices at new or existing customer sites. The Company recognizes revenue related to professional services as they are performed.
Contracts with multiple performance obligations - Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price (SSP) basis. For deliverables that are routinely sold separately, such as subscription and support on the core offerings, the Company determines SSP by evaluating renewals over the trailing 12-months. For those that are not sold routinely, the Company determines SSP based on its overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of the contracts and the products sold.
Contract assets - The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount and in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of December 31, 2020 and 2019 is presented in the accompanying consolidated balance sheets. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of December 31, 2020 and 2019 contract assets totaling $4.2 million and $4.3 million, respectively, were included in other receivables in the consolidated balance sheet. Contract assets are evaluated for impairment whenever changes in events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment losses incurred for the year ended December 31, 2020.
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

For the year ended December 31, 2020, the Company transferred $2.5 million of lease receivables, recording a net loss of $0.2 million and $2.0 million of new financing liabilities for future performance of executory service obligations. For the year ended December 31, 2019, the Company transferred $3.5 million of lease receivables, recording a net loss of $0.3 million and $1.7 million of new financing liabilities for future performance of executory service obligations.

For lease receivables retained as of December 31, 2020 and 2019, the Company recorded $0.7 million and $0.9 million, respectively, of net investment in sales-type leases, equivalent to the minimum lease payments for the delivered product.
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
Advertising costs
Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising costs for the years ended December 31, 2020, 2019 and 2018 were $0.6 million, $0.3 million, and $0.3 million, respectively.
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
The Company has deferred tax assets, resulting from net operating losses, research and development credits and temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2020 and 2019, respectively. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets for these years.
At December 31, 2020, the Company had a valuation allowance against net deferred tax assets of $39.9 million.
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

The Company includes interest and penalties with income taxes in the accompanying statement of operations. All of the Company’s net operating losses and research credit carryforwards are subject to adjustment by tax authorities and all years after 2013 are still subject to tax authority examinations. The Company is currently not subject to any income tax audit examinations by tax authorities in any jurisdictions including U.S. federal, state and local or foreign countries.
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
Comprehensive loss
For the years ended December 31, 2020, 2019 and 2018, the only component of other comprehensive loss was unrealized (losses) gains on available-for-sale securities.
Related party transactions

During the years ended December 31, 2020, 2019 and 2018, the Company had revenue transactions with a related party, the University of Chicago Medical Center ("UCMC"), for $1.0 million, $1.3 million and $0.4 million, respectively, relating to consulting services and technology solutions. One of the Company's board members was the President of UCMC until her retirement in July of 2020.
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
In December 2019, the FASB issued new guidance simplifying the accounting for income taxes, which removes certain exceptions for intra period allocations, recognizing deferred taxes for investments and calculating income taxes in interim periods. This guidance also reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. In the second quarter of fiscal year 2020, the Company early adopted the guidance on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements.
Recently issued and not yet adopted accounting pronouncements
In August 2020, the FASB issued new guidance to simplify the accounting for convertible instruments by removing certain separation models. Under the amendments, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. A convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The guidance will be effective beginning January 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

2.Revenue, deferred revenue and deferred commissions
Disaggregation of Revenue
A typical sales arrangement involves multiple arrangements, such as sales of the Company’s proprietary communication device ("Vocera Badge"), perpetual software licenses, professional services, cloud-based subscription, and subscription and support services which entitles customers to unspecified upgrades, patch releases and telephone-based support. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance:

	Years ended December 31,
(in thousands)	2020	2019	2018
Revenue
Product
Device	$69,321	$61,224	$60,130
Software	31,246	31,337	37,317
Total product	100,567	92,561	97,447
Service
Subscription and support	78,532	68,846	62,267
Professional services and training	19,321	19,094	19,916
Total service	97,853	87,940	82,183
Total revenue	$198,420	$180,501	$179,630

Costs to obtain and fulfill a contract

The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the consolidated statements of operations. The Company determines its estimated period of benefit, up to five years, by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the year ended December 31, 2020 and 2019 are as follows:

(in thousands)	December 31, 2019	Additions	Commissions Recognized	December 31, 2020
Deferred commissions	$10,477	$10,469	$(8,653)	$12,293

(in thousands)	December 31, 2018	Additions	Commissions Recognized	December 31, 2019
Deferred commissions	$10,303	$7,761	$(7,587)	$10,477

Of the $12.3 million total deferred commissions balance as of December 31, 2020, the Company expects to recognize approximately 38.6% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue
The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the years ended December 31, 2020 and 2019 are as follows:

(in thousands)	December 31, 2019	Additions	Revenue Recognized	December 31, 2020
Deferred revenue	$61,475	$89,951	$(86,692)	$64,733

(in thousands)	December 31, 2018	Additions	Revenue Recognized	December 31, 2019
Deferred revenue	$58,632	$82,042	$(79,199)	$61,475
Revenue recognized during the year ended December 31, 2020 from deferred revenue balances as of December 31, 2019 was $53.4 million. Revenue recognized during the year ended December 31, 2019 from deferred revenue balances as of December 31, 2018 was $48.6 million.
The “contracted but not recognized” performance obligations represent the Company’s deferred revenue and non-cancelable backlog amounts. This balance as of December 31, 2020 was $157.0 million, of which the Company expects to recognize approximately 70% of the revenue over the next 12 months and the remainder thereafter.

3.Fair value of financial instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the years ended December 31, 2020, 2019 and 2018, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at December 31, 2020 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the consolidated financial statements for further information.
The agreement for the acquisition of EASE Applications includes contingent payments to the owners of EASE Applications, payable based on achievement of post-acquisition financial metrics. This contingent consideration is a Level 3 fair value measurement and the valuation of the Company’s contingent consideration obligation was estimated as the present value of total expected contingent consideration payments which are determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future sales, probabilities of achieving such future sales, the likelihood and timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future sales and probabilities of achieving such future sales would result in a higher fair value measurement, while an increase in the discount rate would result in a lower fair value measurement. The unobservable inputs in the valuation include revenue volatility of 13%, a risk-free rate of 0.10%, and the amounts are expected to be paid in the second quarters of

2022 and 2023. The fair value adjustment for the contingent consideration of $0.8 million for the year ended December 31, 2020 was recorded as other income and expense.
The table below summarizes the Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2020 and 2019, respectively.

	December 31, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$363	$—	$—	$363	$4,086	$—	$—	$4,086
Commercial paper	—	21,950	—	21,950	—	12,854	—	12,854
U.S. government agency securities	—	—	—	—	—	3,000	—	3,000
U.S. Treasury securities	—	6,000	—	6,000	—	—	—	—
Corporate debt securities	—	173,277	—	173,277	—	188,310	—	188,310
Total assets measured at fair value	$363	$201,227	$—	$201,590	$4,086	$204,164	$—	$208,250
Liabilities
Contingent consideration	$—	$—	$2,959	$2,959	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$2,959	$2,959	$—	$—	$—	$—
The financial accounts that are not subject to recurring fair value measurement include trade and other receivables, prepaid expenses and other current assets, total current liabilities and deferred revenues, both current and long-term. Due to their short maturities, the carrying amounts of these accounts approximate their fair values.
The table below provides a roll-forward of the fair value of the Company's liabilities that use significant unobservable inputs (Level 3).

Year ended December 31,
2020
Beginning balance	$—
Issuance of contingent consideration in connection with acquisition	2,162
Settlements of contingent consideration liabilities	—
Fair value adjustment for contingent consideration included in earnings	797
Ending balance	$2,959

4.Cash, Cash Equivalents and Short-Term Investments
The following tables display gross unrealized gains and losses for cash, cash equivalents and available-for-sale investments for the periods presented:

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,613	$—	$—	$28,613
Money market funds	363	—	—	363
U.S. treasury securities	6,000	—	—	6,000
Total cash and cash equivalents	34,976	—	—	34,976
Short-Term Investments:
Commercial paper	21,961	—	(11)	21,950
Corporate debt securities	172,768	543	(34)	173,277
Total short-term investments	194,729	543	(45)	195,227
Total cash, cash equivalents and short-term investments	$229,705	$543	$(45)	$230,203

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$21,618	$—	$—	$21,618
Money market funds	4,086	—	—	4,086
Total cash and cash equivalents	25,704	—	—	25,704
Short-Term Investments:
Commercial paper	12,861	—	(7)	12,854
U.S. government agency securities	3,000	—	—	3,000
Corporate debt securities	187,866	499	(55)	188,310
Total short-term investments	203,727	499	(62)	204,164
Total cash, cash equivalents and short-term investments	$229,431	$499	$(62)	$229,868
The Company has determined that no credit losses related to marketable securities were required as of as of December 31, 2020 and 2019. The unrealized losses for the short-term investments as of December 31, 2020 and 2019 have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.
Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of December 31, 2020
Cash and cash equivalents (1)	$34,976	$—	$34,976
Short-term investments	141,582	53,645	195,227
Cash, cash equivalents and short-term investments	$176,558	$53,645	$230,203

Balances as of December 31, 2019
Cash and cash equivalents (1)	$25,704	$—	$25,704
Short-term investments	113,010	91,154	204,164
Cash, cash equivalents and short-term investments	$138,714	$91,154	$229,868

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturities at purchase.

5.Net loss per share
The following table presents the calculation of basic and diluted net loss per share:

	Years ended December 31,
(in thousands, except for share and per share amounts)	2020	2019	2018
Numerator:
Net loss	$(9,656)	$(17,980)	$(9,674)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	32,215	31,273	30,041
Net loss per share
Basic and diluted	$(0.30)	$(0.57)	$(0.32)
For the years ended December 31, 2020, 2019 or 2018, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	December 31,
(in thousands)	2020	2019	2018
Options to purchase common stock	496	523	1,085
Restricted stock units and performance stock units	2,014	1,461	1,925

6.Goodwill and intangible assets
Goodwill
The Company had $69.2 million and $49.2 million of goodwill as of December 31, 2020 and 2019, respectively. The addition to goodwill during the year ended December 31, 2020 of $19.9 million was based on the purchase price allocations of the acquisition completed during the third quarter of 2020 (See Note 12). Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has a single reporting unit. The Company performed an impairment assessment which determined that no impairment existed. For the years ended December 31, 2020 and 2019, the Company used the qualitative assessment permitted under authoritative accounting guidance. Among the qualitative factors considered were changes since the prior impairment test in the following: industry and competitive environment, business strategy, product mix, buyer and supplier bargaining power, potential market size, consistency in operating margins and cash flows, change in reporting unit or product life cycle stage and earnings quality and sustainability. No impairment was recorded in the years ended December 31, 2020, 2019 or 2018.
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2019	$49,246
Acquired in acquisition	19,922
Balance at December 31, 2020	$69,168
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

		December 31, 2020			December 31, 2019
(in thousands)	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Customer relationships	8.0	$16,350	$7,143	$9,207	$10,920	$5,819	$5,101
Developed technology	3.9	12,360	10,255	2,105	10,050	9,803	247
Trademarks	3.0	1,770	1,191	579	1,110	1,110	—
Backlog	3.4	2,240	1,343	897	1,400	1,287	113
Non-compete agreements		460	460	—	460	460	—
Intangible assets, net book value		$33,180	$20,392	$12,788	$23,940	$18,479	$5,461

Amortization of intangible assets was $1.9 million, $3.6 million, and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization of acquired intangible assets is reflected in the cost of revenues for developed technology and backlog and in operating expenses for the other intangibles. The estimated future amortization of acquired intangible assets as of December 31, 2020 was as follows:

(in thousands)	Future amortization
2021	$3,349
2022	2,965
2023	2,445
2024	1,564
2025	679
Thereafter	1,786
Future amortization expense	$12,788

7.Consolidated balance sheet components
Inventories

	December 31,
(in thousands)	2020	2019
Raw materials	$462	$831
Finished goods	9,697	3,745
Total inventories	$10,159	$4,576
Property and equipment, net

	December 31,
(in thousands)	2020	2019
Computer equipment and software	$15,912	$13,596
Furniture, fixtures and equipment	2,570	2,430
Leasehold improvements	5,306	5,283
Manufacturing tools and equipment	2,506	2,435
Construction in process	629	582
Property and equipment, at cost	26,923	24,326
Less: Accumulated depreciation	(18,820)	(15,665)
Property and equipment, net	$8,103	$8,661

Depreciation and amortization expense for property and equipment for the years ended December 31, 2020, 2019 and 2018 was $4.5 million, $3.7 million, and $3.2 million, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the net investment in sales-type leases are as follows:

	December 31,
(in thousands)	2020	2019
Minimum payments to be received on sales-type leases	$1,440	$2,078
Less: Unearned interest income and executory revenue portion	(731)	(1,190)
Net investment in sales-type leases	709	888
Less: Current portion	(360)	(452)
Non-current net investment in sales-type leases	$349	$436
Sales-type lease activity recognized in the consolidated statement of operations are as follows:

	Years ended December 31,
(in thousands)	2020	2019	2018
Lease revenue	$4,513	$6,394	$2,697
Less: Cost of lease shipments	(702)	(1,670)	(212)
Gross profit	$3,811	$4,724	$2,485

Interest expense, net on lease receivable	$(16)	$(18)	$(6)
Initial direct cost incurred	$224	$277	$140
There were no allowances for doubtful accounts on these leases as of December 31, 2020 and 2019. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets", respectively.

The minimum lease payments expected for future years under sales-type leases as of December 31, 2020 were as follows:

(in thousands)	Future lease payments
2021	$740
2022	505
2023	167
2024	28
Total	$1,440

Accrued payroll and other current liabilities

	December 31,
(in thousands)	2020	2019
Payroll and related expenses	$9,043	$6,053
Accrued payables	3,160	2,674
Operating lease liabilities, current portion	2,529	2,323
Lease financing, current portion	1,034	1,033
Product warranty	453	420
Customer prepayments	4,292	631
Sales and use tax payable	476	599
Other taxes payable	852	—
Other	1,356	1,024
Total accrued payroll and other current liabilities	$23,195	$14,757

A reconciliation of the changes in the Company’s warranty reserve for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years ended December 31,
(in thousands)	2020	2019	2018
Warranty balance at the beginning of the period	$420	$376	$353
Warranty expense accrued for shipments during the period	424	435	468
Changes in estimate related to pre-existing warranties	(123)	(192)	(223)
Warranty settlements made	(268)	(199)	(222)
Total product warranty	$453	$420	$376
Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. Effective January 1, 2019 the Company adopted Accounting Standards Update 2016-02, Leases ("Topic 842"), using the modified retrospective approach. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounting for as a single lease component. The Company’s leases have remaining lease terms of approximately one to five years. Operating lease cost, including short-term operating leases was $3.4 million, $2.7 million, and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. In December 2020, the Company made the decision to abandon the San Francisco office lease resulting in an impairment charge of $0.4 million.
Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2020	December 31, 2019
Other long-term assets	$4,014	$6,251

Accrued payroll and other current liabilities	2,529	2,323
Other long-term liabilities	2,288	4,866
Total operating lease liabilities	$4,817	$7,189
Other information related to leases was as follows:

	Year ended December 31,
(in thousands)	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$3,022	$2,689
Right-of-use assets obtained in exchange for lease obligations	$327	$2,830
Weighted average remaining lease term	2.11 years	2.90 years
Weighted average discount rate	8%	8%

Maturities of lease liabilities as of December 31, 2020 are as follows:

(in thousands)	Operating leases
2021	$2,939
2022	1,446
2023	516
2024	337
Total maturities of lease liabilities	5,238
Less imputed interest	$(421)
Total	$4,817

As of December 31, 2020, the Company has entered into an operating lease that has not yet commenced of $0.6 million. This lease will commence in the first quarter of 2021 with a lease term of approximately five years.

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
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the Notes) prior to the maturity date, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. It is the Company’s current intent and policy to settle conversions through combination settlement which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. During the year ended December 31, 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the year ended December 31, 2020 and are classified as long-term debt.
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
The Notes consist of the following:

(in thousands)	December 31, 2020	December 31, 2019
Liability:
Principal	$143,750	$143,750
Unamortized debt discount	(17,411)	(23,880)
Unamortized issuance costs	(1,963)	(2,692)
Net carrying amount	$124,376	$117,178

Stockholders’ equity:
Debt discount for conversion option	$33,350	$33,350
Issuance costs	$(1,136)	$(1,136)
Net carrying amount	$32,214	$32,214

The total estimated fair value of the Notes as of December 31, 2020 was approximately $205.4 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $41.53 on December 31, 2020, the if-converted value of the Notes of $185.1 million was greater than their principal amount.

Interest expense related to the Notes is as follows:

	Year ended December 31,
(in thousands)	2020	2019
Contractual interest expense	$2,156	$2,150
Amortization of debt discount	6,469	5,966
Amortization of issuance costs	729	673
Total interest expense	$9,354	$8,789

Capped Calls
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties, the (“Capped Calls”). The Capped Calls each have an initial strike price of approximately $32.25 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $38.94 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of the Company’s common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $8.9 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.
The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows:

(in thousands)	December 31, 2020
Conversion option	$33,350
Purchase of capped calls	$(8,907)
Issuance costs	$(1,136)
Total	$23,307

Impact on Earnings Per Share
The Notes will not have an impact on the Company’s diluted earnings per share until they meet the criteria for conversion, as discussed above, as the Company intends to settle the principal amount of the Notes in cash upon conversion. Under the treasury stock method, in periods when the Company reports net income, the Company is required to include the effect of additional shares that may be issued under the Notes when the price of its common stock exceeds the conversion price. However, upon conversion, there will be no economic dilution from the Notes until the average market price of the Company’s common stock exceeds the cap price of $38.94 per share, as exercise of the capped calls offsets any dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

9.Commitments and contingencies
Non-cancelable purchase commitments
The Company enters into non-cancelable purchase commitments with its third-party manufacturers whereby the Company is required to purchase any inventory held by the third-party manufacturer that have been purchased by them based on confirmed orders from the Company. As of December 31, 2020 and 2019, approximately $6.1 million and $9.7 million, respectively, of raw material inventory was purchased and held by the third-party manufacturer which was subject to such purchase requirements.

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

10.Common Stock and Share-based Compensation
The Company’s certificate of incorporation, as amended, authorizes the Company to issue 100 million shares of $0.0003 par value common stock.
At December 31, 2020, the Company has 844,022 shares of common stock reserved for issuance under stock option plans.

Incentive stock option plans
The Company has five equity incentive plans: the 2000 Stock Option Plan ("the 2000 Plan"), the 2006 Stock Option Plan ("the 2006 Plan"), the 2012 Stock Option Plan ("the 2012 Plan"), the 2016 Equity Inducement Plan ("the 2016 Plan") and the 2020 Equity Inducement Plan ("the 2020 Plan"). On March 26, 2012, all shares that were reserved under the 2006 Plan but not subject to outstanding awards became available for grant under the 2012 Plan. No additional shares will be issued under the 2006 Plan. The 2000 Plan terminated in March 2010 and no additional shares will be issued under this plan. The 2016 Plan and 2020 Plan were adopted by the Company's Board of Directors without shareholder approval pursuant to the inducement exemption provided under the NYSE listing rules for the issuance of restricted stock units ("RSUs") to employee's who joined the Company after the acquisition of Extension Healthcare and Ease, respectively. No additional shares will be issued under the 2016 Plan or 2020 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options ("ISOs"), stock appreciation rights, restricted stock awards, RSUs, performance awards and stock bonuses. The ISOs will be granted at a price per share not less than the fair value at date of grant.
Valuation Assumptions
Compensation expense for all share-based payment awards, including stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”), are measured based on the estimated fair value of the award on the grant date over the related vesting or performance periods.
The fair value of stock-based awards is estimated as follows:
Restricted Stock Units. The fair value of restricted stock units is determined based on the quoted market price of the Company's common stock on the date of grant.

Performance Stock Units. Performance stock units consist of grants of performance-based restricted stock units to certain members of executive management that vest contingent upon the achievement of predetermined market and service conditions (referred to herein as “performance stock units”). The fair value of performance stock units is estimated using a Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company relative to constituents in the S&P 600 Health Care Equipment and Services Index. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.

Stock Options and Employee Stock Purchase Plan. The fair value of stock options and stock purchase rights granted pursuant to the Company's equity incentive plans and 2012 Employee Stock Purchase Plan ("ESPP"), respectively, is estimated using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on a combination of historical stock price volatility. An expected term is estimated based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

Stock Option Activity
The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan and the 2012 Plan and non-plan stock option agreements:

	Options outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2019	606,327	$13.41	3.62	$4,566
Options exercised	(305,596)	$11.32
Options canceled	(1,700)	$9.40
Outstanding at December 31, 2020	299,031	$15.58	2.68	$7,761
Options vested and expected to vest as of December 31, 2020	299,031	$15.58	2.68	$7,761
Options vested and exercisable as of December 31, 2020	299,031	$15.58	2.68	$7,761
At December 31, 2020, there was no unrecognized compensation cost related to options.
No options were granted during the years ended December 31, 2020, 2019 and 2018. Further information regarding the value of employee options vested and exercised during the years ended December 31, 2020, 2019 and 2018 is set forth below.

	Years ended December 31,
(in thousands)	2020	2019	2018
Intrinsic value of options exercised during period	$5,026	$3,700	$10,243
Employee Stock Purchase Plan
The Company's 2012 ESPP program allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods.
At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. During the years ended December 31, 2020 and 2019, employees purchased 240,593 and 155,373 shares, respectively, of common stock at an average purchase price of $15.54 and $22.35, respectively. As of December 31, 2020, 949,025 shares remained available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Years ended December 31,
	2020	2019	2018
Expected term (in years)	0.5	0.5	0.5
Volatility	50.0% - 55.0%	33.0% - 50.0%	33.0% - 37.8%
Risk-free interest rate	0.12% - 1.59%	1.59% - 2.51%	2.09% - 2.51%
Dividend yield	0.0%	0.0%	0.0%
Restricted Stock Units and Performance Stock Units
The Company issues RSUs and PSUs as part of its compensation plans.

A summary of the RSU and PSU activity for the year ended December 31, 2020 is presented below:

	Restricted Stock Units and Performance Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2019	1,550,646	$28.94
Granted	1,441,817	22.63
Vested	(781,913)	27.94
Forfeited	(69,787)	25.89
Outstanding at December 31, 2020	2,140,763	$25.16
At December 31, 2020, there was $36.8 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.77 years.
During the second quarter of this fiscal year 145,877 PSUs were granted to certain executives under the 2012 Equity Incentive Plan (the “2012 Plan”). PSUs are contingent on the achievement of comparative market-based returns. On the date of grant, the fair value of the total shareholder return ("TSR") component of the PSUs is estimated using a Monte Carlo valuation model. The PSUs will vest over a three-year performance period. The number of shares the PSU holder receives is based on the extent to which the corresponding market conditions have been achieved. For awards subject to service and market conditions, the number of shares of stock issued pursuant to the award can range from 0% to 200% of the target amount. Compensation expense for awards with performance-based and service-based conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions. These grants were reduced from shares of common stock reserved for issuance under stock option plans as if 200% of the target amount were achieved. The assumptions used to determine the fair value are level 3 fair value measurements which include unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
The assumptions used in the Monte Carlo valuation model to value the PSUs were as follows:

December 31, 2020
Grant date fair value per share	$30.70
Expected term (in years)	3
Volatility	42.68%
Risk-free interest rate	0.20%
Dividend yield	—%
Allocation of Stock-Based Compensation Expense
Stock-based compensation expense is recognized based on a straight-line amortization method over the respective vesting period of the award. For the years ended December 31, 2020, 2019 and 2018 the straight-line amortization is reduced by actual forfeitures.
The following table presents the allocation of stock-based compensation expense:

	Years ended December 31,
(in thousands)	2020	2019	2018
Cost of revenue	$4,161	$4,441	$3,614
Research and development	4,180	3,955	2,976
Sales and marketing	7,934	7,014	6,560
General and administrative	9,450	8,455	7,814
Total stock-based compensation	$25,725	$23,865	$20,964

11. Income taxes
The components of loss before income taxes are as follows:

	Years ended December 31,
(in thousands)	2020	2019	2018
United States	$(12,230)	$(19,022)	$(10,852)
International	1,326	1,062	827
Total loss before income taxes	$(10,904)	$(17,960)	$(10,025)
The components of the provision for (benefit from) income taxes are as follows:

	Years ended December 31,
(in thousands)	2020	2019	2018
Current
State	$110	$(25)	$53
Foreign	181	240	368
	291	215	421
Deferred
Federal	(1,401)	(43)	(822)
State	(197)	7	99
Foreign	59	(159)	(49)
	(1,539)	(195)	(772)
Total income tax provision (benefit)	$(1,248)	$20	$(351)
The Company had an effective tax rate of 11.4%, (0.1)% and 3.5% for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
On August 18, 2020, as part of the acquisition of EASE Applications, the Company recorded $2.1 million in deferred tax liabilities, related to the intangible assets acquired. Changes in the acquiring company’s deferred tax assets or liabilities subsequent to a business combination are required to be recorded in income during the period in which the transaction occurs. The Company was able to offset these deferred tax liabilities with a release of a portion of the Company’s valuation allowance. Accordingly, the $2.1 million decrease in the Company’s net deferred tax assets resulted in the release of a corresponding $2.1 million valuation allowance and recognition of a tax benefit for the year ended December 31, 2020.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted and signed into law. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The Company has determined that the NOL provisions of the CARES Act will not result in a material benefit to the Company since the Company has been generating taxable losses.
In addition, the CARES Act allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020 and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes totaling $0.9 million due on December 31, 2021, and the remainder of $0.9 million due on December 31, 2022.

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows:

	Years ended December 31,
(in thousands)	2020	2019	2018
U.S. federal (tax benefit) provision at statutory rate	$(2,290)	$(3,772)	$(2,105)
State (tax benefit) income taxes, net of federal benefit	(367)	(646)	(373)
Foreign income taxes at rates other than the US rate	(115)	(145)	92
Stock-based compensation	1,060	(2,119)	(3,503)
Change in valuation allowance	(258)	5,136	4,710
Non-deductible executive compensation	1,107	2,383	2,418
Research and development credits	(1,102)	(1,209)	(994)
Indefinite net operating losses carryforward	—	(33)	(1,470)
Other	717	425	874
Total income tax provision (benefit)	$(1,248)	$20	$(351)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
(in thousands)	2020	2019
Deferred tax assets
Net operating loss carryforward	$32,219	$32,723
Research and development credits	9,359	8,449
Reserves and accruals	9,851	9,349
Total deferred tax assets	51,429	50,520
Valuation allowance	(39,896)	(40,436)
Net deferred tax assets	11,533	10,084
Deferred tax liabilities - convertible senior notes	(4,382)	(5,848)
Indefinite lived intangible assets	(3,757)	(2,899)
Depreciation and amortization	(158)	2,402
Deferred tax liabilities - other	(3,978)	(4,197)
Net deferred tax liabilities	$(742)	$(458)
The Company's deferred tax liabilities are primarily related to tax deductible goodwill. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2020; accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The Company’s valuation allowance increased by $0.5 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. The change in the 2020 valuation allowance was primarily due to the addition of current year loss carryforwards and EASE acquisition related tax benefits. The change in the 2019 valuation allowance was primarily due to the addition of current year loss carryforwards and federal rate reduction.
At December 31, 2020, the Company had $135 million and $67 million, respectively, of federal and state net operating loss carryforwards. The federal net operating loss carryforward generated in the years ended December 31, 2002 through 2017 begin expiring in 2022.
Net operating losses originating before January 1, 2018 are eligible to offset taxable income, if not otherwise limited under IRS Section 382. Net operating losses generated after December 31, 2017 have an indefinite carryforward period and subject to 80% deduction limitation based upon pre-net operating deduction taxable income. The CARES Act temporarily removes the

80% taxable income limitation for tax years beginning before 2021. Furthermore, it allows for a five-year carryback of Federal net operating losses that arose in 2020, 2019, and 2018.
In addition, the Company has federal research and development tax credits carryforwards of approximately $6.1 million and state research and development tax credit carryforwards of approximately $6.2 million. The federal credit carryforwards begin expiring in 2026 and the state credits carry forward indefinitely. The Internal Revenue Code contains provisions which limit the amount of net operating loss ("NOL") and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred. As of December 31, 2020, $1.7 million of the Company's NOL carryovers are subject to an annual limitation of $0.6 million.
The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets since January 1, 2019:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Balance at the beginning of the period	$40,436	$40,070	$45,255
Net operating loss carryforwards generated	(504)	2,925	2,509
R&D tax credit increase	910	1,609	1,014
Depreciation and amortization increase	(2,560)	(605)	925
Reserves and accruals decrease	502	(312)	(581)
Deferred tax assets increase	1,112	(3,251)	(9,052)
Balance at the end of the period	$39,896	$40,436	$40,070
The following table reflects changes in the unrecognized tax benefits since January 1, 2019:

	Years ended December 31,
(in thousands)	2020	2019
Gross amount of unrecognized tax benefits as of the beginning of the period	$2,251	$1,931
Decreases related to prior year tax provisions	(91)	(78)
Increases related to current year tax provisions	271	398
Gross amount of unrecognized tax benefits as of the end of the period	$2,431	$2,251
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
The Company files income tax returns in the United States on a federal basis and in various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses and research credit carryforwards prior to 2020 are subject to tax authority adjustment and all years after 2013 are still subject to the tax authority examinations.
As of December 31, 2020, no income taxes have been provided on the undistributed earnings of the Company’s foreign subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States.

12.Business Acquisitions

Acquisition of EASE Applications, LLC
On August 18, 2020, the Company acquired all of the outstanding equity interest of EASE Applications for $24.2 million in cash, net of $0.3 million of cash acquired. EASE Applications, now called Vocera Ease, offers a cloud-based communication platform and mobile application built to improve the patient experience by enabling friends and family members to receive timely updates about the progress of their loved one in the hospital. Vocera Ease enables nurses and other care team members to send Health Insurance and Portability and Accountability Act ("HIPAA")-compliant texts, photos, and video updates to patients’ loved ones, putting them at ease and saving valuable time. With this acquisition, Vocera further strengthened its ability to fulfill its mission to improve the lives of patients, families and care teams.
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

The agreement also included contingent payments to the owners of EASE Applications, payable based on achievement of post-acquisition financial metrics as of December 31, 2021 and December 31, 2022. If these financial metrics are achieved the Company will owe additional purchase price consideration of $2.5 million as of December 31, 2021 and 2022. This contingent consideration was fair valued in connection with the acquisition and resulted in a liability of $2.2 million as of the acquisition date. The estimated fair value was determined using a Monte Carlo valuation model. The fair value of this liability will be remeasured each reporting period and the change in fair value will be recorded as other income and expense. For the year ended December 31, 2020 this fair value adjustment was $0.8 million

The Company incurred $0.6 million of acquisition-related costs that were expensed as incurred. These costs are recorded as general and administrative expenses in the consolidated statement of operations. Additionally, in connection with the acquisition the Company established a retention bonus plan for continuing EASE Applications employees with potential additional compensation over a two-year period of approximately $5.0 million, based on achievement of financial metrics and continued employment. Such amounts are not considered part of the purchase consideration and are being recorded as compensation expense as earned. During the year ended December 31, 2020, $1.1 million of this retention bonus was recorded as compensation expense.
The acquisition did not result in material contributions to revenue or net income in the consolidated financial statements during the year ended December 31, 2020. Additionally, pro forma financial information is not provided for consolidated revenue and net income as such amounts attributable to EASE Applications were insignificant.

13. Quarterly results of operations (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2020. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

(In thousands, except per share data)	Quarters Ended
2020	March 31,	June 30,	September 30,	December 31,
Total revenue	$40,673	$47,347	$53,815	$56,585
Gross profit	$23,786	$29,943	$36,330	$38,558
Net income (loss)	$(10,470)	$(3,468)	$4,161	$121
Net income (loss) attributable to common stockholders	$(10,470)	$(3,468)	$4,161	$121

Net income (loss) per share attributable to common stockholders:
Basic	$(0.33)	$(0.11)	$0.13	$0.00
Diluted	$(0.33)	$(0.11)	$0.13	$0.00
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	31,738	32,152	32,394	32,570
Diluted	31,738	32,152	33,018	34,670

	Quarters Ended
2019	March 31,	June 30,	September 30,	December 31,
Total revenue	$35,309	$44,759	$50,781	$49,652
Gross profit	$19,685	$27,016	$31,888	$30,510
Net income (loss)	$(11,735)	$(4,857)	$298	$(1,686)
Net income (loss) attributable to common stockholders	$(11,735)	$(4,857)	$298	$(1,686)

Basic	$(0.38)	$(0.16)	$0.01	$(0.05)
Diluted	$(0.38)	$(0.16)	$0.01	$(0.05)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	30,800	31,242	31,459	31,579
Diluted	30,800	31,242	31,944	31,579

14. Subsequent events
Convertible Senior Notes

The terms of the Company's debt agreement for the Notes state that the Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 15, 2023, if during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. The reported sale price of the Company common stock was trading at over 130% of the conversion price of $32.25 for over 20 trading days during January 2021 triggering convertibility of the Notes. As of the date of this filing, the Company has not received communication from the holders of the Notes of their intent to convert.
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
As of December 31, 2020, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.
Item 11.    Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders.
Item 14.    Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders.
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
3. Exhibits:

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit title	Form	File No.	Date	Number	Filed herewith

3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-183546	August 24, 2012	3.01

3.02	Amended and Restated stated Bylaws of Vocera Communications, Inc.	8-K	001-35469	April 23, 2020	3.01

4.01	Amended and Restated Investor Rights Agreement, dated as of October 10, 2006, by and among the Registrant and certain investors of the Registrant.	S-1	333-175932	August 1, 2011	4.02

4.02	Indenture dated May 17, 2018 by and among the Registrant and U.S. Bank National Association.	8-K	011-35469	May 17, 2018	4.01

4.03	Description of the Registrant's Securities	10-K	011-35469	February 26, 2020	4.03

10.01	Forms of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-175932	August 1, 2011	10.01

10.02+	2006 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)	333-175932	February 24, 2012	10.03

10.03+	2012 Equity Incentive Plan and forms of equity award agreements.	8-K	001-35460	June 6, 2018	10.01

10.04+	Form of 2012 Equity Incentive Plan Notice of Performance Stock Unit Award and Performance Stock Unit Award Agreement	8-K	011-35469	May 6, 2020	10.1

10.05+	2012 Employee Stock Purchase Plan.	S-1(A3)	333-175932	March 13, 2012	10.05

10.06+	Form of Option Agreement dated July 31, 2007, by and between the Registrant and each of Brent Lang and Robert Zollars.	S-1	333-175932	August 1, 2011	10.06

10.07+	2010 Stock Option Agreement to purchase common stock, dated as of November 3, 2010, issued by the Registrant to DS Consulting Associates, LLC and 2011 Stock Option Agreement to purchase common stock, dated as of November 3, 2010 issued by the Registrant to DS Consulting Associates, LLC.	S-1	333-175932	August 1, 2011	10.07

10.08+	2016 Equity Inducement Plan.	10-Q	001-35469	November 7, 2016	10.02

10.09+	Form of Global Agreements under the 2016 Equity Inducement Plan.	10-Q	001-35469	November 7, 2016	10.04

10.10	Lease Agreement, dated as of September 26, 2007, by and between 525 Race Street, LLC and the Registrant, as amended on February 17, 2011.	S-1	333-175932	August 1, 2011	10.11

10.11†	Original Equipment Manufacturer Agreement, dated as of April 25, 2002, by and between Nuance Communications, Inc. and the Registrant, as amended through April 4, 2006.	S-1	333-175932	August 1, 2011	10.13

10.12†	Contract Manufacturing Agreement, dated as of June 7, 2010, by and between SMTC Corporation and the Registrant.	S-1	333-175932	August 1, 2011	10.14

10.13+	Form of Change of Control Severance Agreement by and between the Registrant and each of its executive officers.	S-1(A2)	333-175932	February 24, 2012	10.15

10.14+	Form of non-plan Restricted Stock Purchase Agreement for non-employee directors.	S-1(A2)	333-175932	February 24, 2012	10.17

10.15	Second Amendment to Lease, dated April 20, 2015, by and between the Registrant and 525 Race Street, LLC	10-Q	001-35469	August 6, 2015	10.01

10.16	Membership Interest Purchase Agreement, dated October 27, 2016 by and among the Registrant, each of the members of Extension, LLC and the Sellers Representative named therein.	10-Q	001-35469	November 7, 2016	10.01

10.17	Form of Base Capped Call Confirmation	8-K	001-35469	May 17, 2018	99.1

10.18	Form of Additional Capped Call Confirmation	8-K	001-35469	May 17, 2018	99.2

10.19+	2020 Equity Inducement Plan	S-8	333-248410	August 25, 2020	99.1

10.20+	Form of Global Agreements under the 2020 Equity Inducement Plan	S-8	333-248410	August 25, 2020	99.2

21.01	List of subsidiaries.					X

23.01	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.01	Power of Attorney (included on signature page).					X

31.01*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101	X

+	Indicates management contract or compensatory plan or arrangement.

†	Portions of have been granted confidential treatment by the SEC.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCERA COMMUNICATIONS, INC.

Date: February 25, 2021	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: February 25, 2021	By:	/S/ Justin R. Spencer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent D. Lang
Brent D. Lang	Chief Executive Officer (Principal Executive Officer)	February 25, 2021

/s/ Justin R. Spencer
Justin R. Spencer	Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2021

/s/ Michael Burkland
Michael Burkland	Director	February 25, 2021

/s/ Julie Iskow
Julie Iskow	Director	February 25, 2021

/s/ Howard E. Janzen
Howard E. Janzen	Director	February 25, 2021

/s/ Alexa King
Alexa King	Director	February 25, 2021

/s/ John N. McMullen
John N. McMullen	Director	February 25, 2021

/s/ Sharon O'Keefe
Sharon O'Keefe	Director	February 25, 2021

/s/ Ronald A. Paulus
Ronald A. Paulus	Director	February 25, 2021

/s/ Bharat Sundaram		February 25, 2021
Bharat Sundaram	Director