Form 10-Q
period 2021-03-31
VOCERA COMMUNICATIONS, INC.
filed 2021-05-05
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2021
Common Stock, $0.0003 par value per share	34,366,650

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$105,257	$34,976
Short-term investments	209,861	195,227
Accounts receivable, net of allowance	32,718	45,653
Other receivables	5,552	6,170
Inventories	10,432	10,159
Prepaid expenses and other current assets	6,925	6,317
Total current assets	370,745	298,502
Property and equipment, net	7,395	8,103
Intangible assets, net	11,957	12,788
Goodwill	69,168	69,168
Deferred commissions	12,713	12,293
Other long-term assets	5,890	5,967
Total assets	$477,868	$406,821
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,774	$3,127
Accrued payroll and other current liabilities	22,000	23,195
Deferred revenue, current	50,882	54,785
Total current liabilities	76,656	81,107
Deferred revenue, long-term	9,254	9,948
Convertible senior notes, net	234,135	124,376
Other long-term liabilities	10,795	10,374
Total liabilities	330,840	225,805
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of March 31, 2021 and December 31, 2020; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 34,137,418 and 32,692,561 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	299,176	340,515
Accumulated other comprehensive income	239	473
Accumulated deficit	(152,397)	(159,982)
Total stockholders’ equity	147,028	181,016
Total liabilities and stockholders’ equity	$477,868	$406,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020
Revenue
Product	$22,608	$17,850
Service	26,060	22,823
Total revenue	48,668	40,673
Cost of revenue
Product	6,956	6,364
Service	10,827	10,523
Total cost of revenue	17,783	16,887
Gross profit	30,885	23,786
Operating expenses
Research and development	10,350	9,032
Sales and marketing	17,670	16,963
General and administrative	7,275	6,391
Total operating expenses	35,295	32,386
Loss from operations	(4,410)	(8,600)
Interest income	346	1,120
Interest expense	(777)	(2,274)
Other expense, net	(2,546)	(591)
Loss before income taxes	(7,387)	(10,345)
Provision for income taxes	(246)	(125)
Net loss	$(7,633)	$(10,470)

Loss per share
Basic	$(0.23)	$(0.33)
Diluted	$(0.23)	$(0.33)
Weighted average shares used to compute net loss per share
Basic	33,087	31,738
Diluted	33,087	31,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net loss	$(7,633)	$(10,470)
Other comprehensive loss, net:
Change in unrealized loss on investments, net of tax	(234)	(956)
Comprehensive loss	$(7,867)	$(11,426)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2020	31,660,709	$9	$313,963	$179	$(150,326)	$163,825
Exercise of stock options	77,909	—	731	—	—	731
RSUs released net of shares withheld for tax settlement	64,161	—	(864)	—	—	(864)
Employee stock-based compensation expense	—	—	5,841	—	—	5,841
Net loss	—	—	—	—	(10,470)	(10,470)
Other comprehensive loss	—	—	—	(956)	—	(956)
Balance at March 31, 2020	31,802,779	9	319,671	(777)	(160,796)	158,107

Balance at January 1, 2021	32,692,561	$10	$340,515	$473	$(159,982)	$181,016
Cumulative effect of the adoption of ASU 2020-06	—	—	(32,214)	—	15,218	(16,996)
Exercise of stock options	69,360	—	1,181	—	—	1,181
RSUs released net of shares withheld for tax settlement	97,766	—	(2,185)	—	—	(2,185)
Induced conversion of convertible senior notes	1,277,731	—	477	—	—	477
Issuance of capped call	—	—	(15,460)	—	—	(15,460)
Employee stock-based compensation expense	—	—	6,862	—	—	6,862
Net loss	—	—	—	—	(7,633)	(7,633)
Other comprehensive loss	—	—	—	(234)	—	(234)
Balance at March 31, 2021	34,137,418	$10	$299,176	$239	$(152,397)	$147,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(7,633)	$(10,470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,006	1,333
Change in lease-related performance obligations	(297)	(346)
Stock-based compensation expense	6,862	5,841
Amortization of debt discount and issuance costs	252	1,735
Non-cash lease expense	589	662
Non-cash impact of induced premium	2,059	—
Other	570	109
Changes in operating assets and liabilities:
Accounts receivable	12,936	16,264
Other receivables	568	(102)
Inventories	(262)	(1,494)
Prepaid expenses and other assets	(447)	(417)
Deferred commissions	(420)	171
Accounts payable	591	(2,826)
Accrued payroll and other liabilities	(1,774)	(17)
Deferred revenue	(4,597)	(4,799)
Net cash provided by operating activities	11,003	5,644
Cash flows from investing activities
Purchase of property and equipment	(409)	(682)
Purchase of short-term investments	(56,585)	(28,009)
Maturities of short-term investments	41,181	28,569
Net cash used in investing activities	(15,813)	(122)
Cash flows from financing activities
Cash from lease-related performance obligations	—	43
Repayment of borrowings	(102,946)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	194,500	—
Payment for purchase of capped calls	(15,460)	—
Proceeds from exercise of stock options	1,181	731
Tax withholdings paid on behalf of employees for net share settlement	(2,184)	(864)
Net cash provided by (used in) financing activities	75,091	(90)
Net increase in cash and cash equivalents	70,281	5,432
Cash and cash equivalents at beginning of period	34,976	25,704
Cash and cash equivalents at end of period	$105,257	$31,136

Supplemental disclosure of non-cash investing and financing activities:
Costs related to the convertible senior notes in accounts payable and accrued liabilities	$625	$—
Property and equipment in accounts payable and accrued liabilities	$215	$390

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
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, and include the accounts of Vocera and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or any other future year.
Except for the change in certain accounting policies upon adoption of the accounting standards described below, there have been no material changes to the Company’s significant accounting policies compared to the accounting policies presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued new guidance related to the accounting for debt with conversion features. The amendments in this update simplify the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity's financial statements and information about events, conditions and circumstances that can affect how to assess the amount or timing of an entity's future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021 with early adoption permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the guidance beginning January 1, 2021. The adoption of this guidance resulted in an increase of $17.0 million and $15.2 million to convertible senior notes, net and accumulated deficit, respectively, and a reduction to additional paid-in capital of $32.2 million.
In March 2020 and January 2021, the FASB issued new guidance related to Reference Rate Reform. These pronouncements provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This could affect balances of right of use assets, lease liabilities, and notes payables. The amendments in the March update are effective as of March 12, 2020 through December 21, 2022 and the amendments in the January update are effective immediately for all entities. The adoption of these pronouncements did not have a material impact on the Company’s condensed consolidated financial statements.

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

	Three months ended March 31,
(in thousands)	2021	2020
Product revenue
Device	$15,273	$13,903
Software	7,335	3,947
Total product	22,608	17,850

Service revenue
Subscription and support	20,959	18,069
Professional services and training	5,101	4,754
Total service	26,060	22,823
Total revenue	$48,668	$40,673
Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount and in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of March 31, 2021 and December 31, 2020 is presented in the accompanying condensed consolidated balance sheets. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of March 31, 2021 and December 31, 2020, contract assets totaling $4.0 million and $4.2 million, respectively, were included in other receivables in the condensed consolidated balance sheets.

Costs to obtain and fulfill a contract
The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the consolidated statements of operations. The Company determines its estimated period of benefit, up to five years, by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. Changes in the balance of total deferred commissions (contract asset) during the three months ended March 31, 2021 are as follows:

(in thousands)	December 31, 2020	Additions	Commissions Recognized	March 31, 2021
Deferred commissions	$12,293	$2,335	$(1,915)	$12,713
Of the $12.7 million total deferred commissions balance as of March 31, 2021, the Company expects to recognize approximately 36% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue
The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the three months ended March 31, 2021 are as follows:

(in thousands)	December 31, 2020	Additions	Revenue Recognized	March 31, 2021
Deferred revenue	$64,733	$17,917	$(22,514)	$60,136
Revenue recognized during the three months ended March 31, 2021 from deferred revenue balances at the beginning of the period was $21.1 million. Revenue recognized during the three months ended March 31, 2020 from deferred revenue balances at the beginning of the period was $18.5 million.
The “contracted but not recognized” performance obligations represent the Company’s deferred revenue and non-cancelable backlog amounts. This balance as of March 31, 2021 was $151.3 million, of which the Company expects to recognize approximately 64% as revenue over the next 12 months and the remainder thereafter.

3.Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. During the three months ended March 31, 2021, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at March 31, 2021 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the condensed consolidated financial statements for further information.

The agreement for the acquisition of EASE includes contingent payments to the owners of EASE, payable based on achievement of post-acquisition financial metrics. This contingent consideration is a Level 3 fair value measurement and the valuation of the Company’s contingent consideration obligation was estimated as the present value of total expected contingent consideration payments which are determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future sales, probabilities of achieving such future sales, the likelihood and timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future sales and probabilities of achieving such future sales would result in a higher fair value measurement, while an increase in the discount rate would result in a lower fair value measurement. The unobservable inputs in the valuation include revenue volatility of 12%, a risk-free rate of 2.50%, and the amounts are expected to be paid in the second quarters of 2022 and 2023. The fair value adjustment for the contingent consideration of $0.4 million for the three months ended March 31, 2021 was recorded as other expense.
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2021 and December 31, 2020, are summarized as follows (in thousands):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$40,126	$—	$—	$40,126	$363	$—	$—	$363
Commercial paper	—	47,945	—	47,945	—	21,950	—	21,950
U.S. Treasury securities	—	—	—	—	—	6,000	—	6,000
Corporate debt securities	—	168,919	—	168,919	—	173,277	—	173,277
Total assets measured at fair value	$40,126	$216,864	$—	$256,990	$363	$201,227	$—	$201,590
Liabilities
Contingent consideration	$—	$—	$3,333	3,333	$—	$—	$2,959	$2,959
Total liabilities measured at fair value	$—	$—	$3,333	$3,333	$—	$—	$2,959	$2,959

The financial accounts that are not subject to recurring fair value measurement include trade and other receivables, prepaid expenses and other current assets, total current liabilities and deferred revenues, both current and long-term. Due to their short maturities, the carrying amounts of these accounts approximate their fair values.
The table below provides a roll-forward of the fair value of the Company's liabilities that use significant unobservable inputs (Level 3).

March 31,
2021
Beginning balance	$2,959
Fair value adjustment for contingent consideration included in earnings	374
Ending balance	$3,333

4.Cash, Cash Equivalents and Short-Term Investments
The following tables present cash, cash equivalents and short-term investments (in thousands) as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$58,128	$—	$—	$58,128
Money market funds	40,126	—	—	40,126
Commercial paper	5,999	—	—	5,999
Corporate debt securities	1,004	—	—	1,004
Total cash and cash equivalents	105,257	—	—	105,257

Short-term investments:
Commercial paper	41,955	1	(10)	41,946
Corporate debt securities	167,666	326	(77)	167,915
Total short-term investments	209,621	327	(87)	209,861
Total cash, cash equivalents and short-term investments	$314,878	$327	$(87)	$315,118

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Demand deposits and other cash	$28,613	$—	$—	$28,613
Money market funds	363	—	—	363
U.S. government agency securities	6,000	—	—	6,000
Total cash and cash equivalents	34,976	—	—	34,976
Short-term investments:
Commercial paper	21,961	—	(11)	21,950
Corporate debt securities	172,768	543	(34)	173,277
Total short-term investments	194,729	543	(45)	195,227
Total cash, cash equivalents and short-term investments	$229,705	$543	$(45)	$230,203

The Company has determined that no credit losses related to marketable securities were required as of March 31, 2021. The unrealized losses for short-term investments have all been in a continuous unrealized loss position for less than twelve months. The Company’s conclusion is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.

Classification of the cash, cash equivalents and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of March 31, 2021
Cash and cash equivalents (1)	$105,257	$—	$105,257
Short-term investments	163,702	46,159	209,861
Cash, cash equivalents and short-term investments	$268,959	$46,159	$315,118

Balances as of December 31, 2020
Cash and cash equivalents (1)	$34,976	$—	$34,976
Short-term investments	141,582	53,645	195,227
Cash, cash equivalents and short-term investments	$176,558	$53,645	$230,203

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2021	2020

Numerator:
Net loss	$(7,633)	$(10,470)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	33,087	31,738

Net loss per share
Basic and diluted	$(0.23)	$(0.33)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2021	2020
Options to purchase common stock, including ESPP	293	620
Restricted stock units and performance stock units	2,102	1,635
Convertible senior notes (if-converted)	4,591	—

6.Goodwill and Intangible Assets
Goodwill
As of March 31, 2021 and December 31, 2020, the Company had $69.2 million and $69.2 million of goodwill, respectively. As of March 31, 2021, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.

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

		March 31, 2021			December 31, 2020
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.9	$12,360	$10,487	$1,873	$12,360	$10,255	$2,105
Customer relationships	8.0	16,350	7,577	8,773	16,350	7,143	9,207
Backlog	3.4	2,240	1,453	787	2,240	1,343	897
Trademarks	3.0	1,770	1,246	524	1,770	1,191	579
Intangible assets, net book value		$32,720	$20,763	$11,957	$32,720	$19,932	$12,788
Amortization expense was $0.8 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of March 31, 2021 was as follows:

(in thousands)	Future amortization
2021 (remaining nine months)	$2,518
2022	2,965
2023	2,445
2024	1,564
2025	679
Thereafter	1,786
Future amortization expense	$11,957

7.Balance Sheet Components
Inventories

(in thousands)	March 31, 2021	December 31, 2020
Raw materials	$471	$462
Finished goods	9,961	9,697
Total inventories	$10,432	$10,159
Property and equipment, net

(in thousands)	March 31, 2021	December 31, 2020
Computer equipment and software	$15,649	$15,912
Furniture, fixtures and equipment	2,754	2,570
Leasehold improvements	5,751	5,306
Manufacturing tools and equipment	2,628	2,506
Construction in process	106	629
Property and equipment, at cost	26,888	26,923
Less: Accumulated depreciation	(19,493)	(18,820)
Property and equipment, net	$7,395	$8,103
Depreciation and amortization expense for property and equipment was $1.2 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Minimum payments to be received on sales-type leases	$1,246	$1,440
Less: Unearned interest income and executory revenue portion	(608)	(731)
Net investment in sales-type leases	638	709
Less: Current portion	(360)	(360)
Non-current net investment in sales-type leases	$278	$349
Sales-type lease activity recognized in the condensed consolidated statement of operations are as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Lease revenue	$419	$435
Less: Cost of lease shipments	(8)	(10)
Gross profit	$411	$425

Interest income (expense), net on lease receivable	$1	$(6)
Initial direct cost incurred	$17	$23

There were no allowances for doubtful accounts on these leases as of March 31, 2021 and December 31, 2020. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the condensed consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of March 31, 2021 were as follows:

(in thousands)	Future lease payments
2021	$546
2022	505
2023	167
2024	28
Total	$1,246
Accrued payroll and other current liabilities

(in thousands)	March 31, 2021	December 31, 2020
Payroll and related expenses	$7,237	$9,043
Accrued payables	2,708	3,160
Operating lease liabilities, current portion	2,732	2,529
Lease financing, current portion	1,066	1,034
Product warranty	462	453
Customer prepayments	4,636	4,292
Sales and use tax payable	678	476
Other Tax Payable	1,064	852
Other	1,417	1,356
Total accrued payroll and other current liabilities	$22,000	$23,195
The changes in the Company’s product warranty reserve are as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Warranty balance at the beginning of the period	$453	$420
Warranty expense accrued for shipments during the period	70	108
Changes in estimate related to pre-existing warranties	(32)	(31)
Warranty settlements made	(29)	(57)
Total product warranty	$462	$440

Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. Effective January 1, 2019 the Company adopted Accounting Standards Update 2016-02, Leases ("Topic 842"), using the modified retrospective approach. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. The Company’s leases have remaining lease terms of approximately three months to approximately five years. Operating lease cost, including short-term operating leases was $0.7 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	March 31, 2021
Other long-term assets	$4,099

Accrued payroll and other current liabilities	2,732
Other long-term liabilities	2,086
Total operating lease liabilities	$4,818
Other information related to leases was as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$761	$712
Right-of-use assets obtained in exchange for lease obligations	$673	$—
Weighted average remaining lease term	2.56 years	2.39 years
Weighted average discount rate	8%	8%
Maturities of lease liabilities as of March 31, 2021 are as follows:

(in thousands)	Operating leases
2021 (remaining nine months)	$2,207
2022	1,638
2023	701
2024	523
2025	175
2026	74
Total maturities of lease liabilities	5,318
Less imputed interest	(500)
Total	$4,818

8.Convertible Senior Notes
Convertible Senior Notes due 2026
In March 2021, the Company issued $200.0 million aggregate principal amount of its 0.50% Convertible Senior Notes, due 2026 (the “2026 Notes”). The 2026 Notes are unsecured, unsubordinated obligations of the Company and bear interest at a fixed rate of 0.50% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2021. The 2026 Notes mature on September 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date. The Company granted the initial purchasers an overallotment option under the purchase agreement to purchase up to an additional $30.0 million aggregate principal amount of the 2026 Notes to cover overallotments within a 30-day period. The overallotment option was not exercised prior to March 31, 2021. The purchasers partially exercised the overallotment option in April 2021 and the Company issued an additional $24.5 million of the 2026 Notes. The Company may not redeem the 2026 Notes prior to March 20, 2024. The Company may redeem for cash all or any portion of the 2026 Notes (subject to the partial redemption limitation (as defined in the Indenture)), at its option, on or after March 20, 2024 if the last reported sale price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The 2026 Notes are convertible into cash, shares of Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 16.6272 shares of common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of approximately $60.14 per share of common stock. The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2026, only under the following circumstances:
(1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2026 Notes on each applicable trading day
(2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of that ten day consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the conversion rate of the 2026 Notes on such trading day;
(3) if the Company calls any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the applicable redemption date; or
(4) upon the occurrence of specified corporate events.
On or after June 15, 2026, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. If a fundamental change occurs (as set forth in the indenture governing the 2026 Notes), each holder of the 2026 Note shall have the right, at such holder’s option, to require the Company to repurchase for cash all of such their Notes, or any portion of the principal amount, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. During the three months ended March 31, 2021, the conditions allowing holders of the 2026 Notes to convert have not been met and there were no changes to the initial conversion price of the 2026 Notes. The 2026 Notes are not convertible during the three months ended March 31, 2021 and are classified as long-term debt.
In accounting for the 2026 Notes after adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability. The carrying amount of the liability component for 2026 Notes is $193.9 million as of March 31, 2021, with principal of $200.0 million, net of debt issuance cost of $6.1 million. The costs related to the 2026 Notes are being amortized to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 1.06%.
The 2026 Notes and related interest expense consist of the following:

(in thousands)	March 31, 2021
Liability:
Principal	$200,000
Unamortized issuance costs	(6,061)
Net carrying amount	$193,939

(in thousands)	March 31, 2021
Contractual interest expense	$61
Amortization of issuance costs	64
Total interest expense	$125

2026 Capped Calls
In connection with the pricing of the 2026 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls”). The 2026 Capped Calls have an initial strike price of $60.14 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $77.96 per share, subject to certain adjustments. Conditions that cause adjustments to the initial strike price of the 2026 Capped Calls mirror conditions that result in corresponding adjustments for the 2026 Notes. The 2026 Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the 2026 Capped Calls are separate transactions, and not part of the terms of the 2026 Notes. As these transactions meet certain accounting criteria, the 2026 Capped Calls are recorded in stockholders' equity at an amount of $15.5 million and are not accounted for as derivatives. In connection with the partial exercise of the overallotment option and the issuance by the Company of $24.5 million of 2026 Notes on April 5, 2021, the Company entered into $1.9 million of additional privately negotiated capped calls.
Convertible Senior Notes due 2023
In May 2018, the Company issued $143.75 million aggregate principal amount of 1.50% Convertible Senior Notes due May 15, 2023 (the “2023 Notes”), including $18.75 million aggregate principal amount of such notes pursuant to the exercise in full of options granted to the initial purchasers. The 2023 Notes are unsecured, unsubordinated obligations and bear interest at a fixed rate of 1.50% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $138.9 million.
The Company used part of the net proceeds from the issuance of the 2026 Notes to retire $102.9 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions for consideration of $102.9 million in cash and 1,277,731 shares of the Company’s common stock (the "2023 Note Repurchase Transactions"). The Company separately settled the accrued interest of approximately $0.5 million associated with the retired 2023 Notes in cash.
Out of the common stock issued, the Company provided additional issuance of 46,216 shares of the Company’s common stock not provided for under the original conversion terms of the 2023 Notes to induce the holders of the 2023 Notes to agree to the retirement. The Company used cash to settle the principal of the retired 2023 Notes and issued common stock to settle the conversion spread.

The 2023 Note Repurchase Transactions met the requirements to be accounted for as an induced conversion. Under the induced conversion guidance, the total fair value of the additional cash and common stock issued to induce conversion is recognized as an inducement expense. The remaining cash and common stock consideration issued under the original terms of the 2023 Notes are accounted for under the general conversion accounting guidance. The 2023 Note Repurchase Transactions resulted in a $2.1 million inducement loss equal to the fair value of the additional common stock issued for inducement and the difference of approximately $1.6 million between the carrying amount of the 2023 Notes retired, including unamortized debt issuance cost of $1.6 million, and the cash consideration paid and the par amount of the common stock issued was recorded in additional paid-in capital.

Each $1,000 principal amount of the remaining 2023 Notes is initially convertible into 31.0073 shares of the Company’s common stock (the “2023 Notes Conversion Option”), which is equivalent to an initial conversion price of approximately $32.25 per share, subject to adjustment upon the occurrence of specified events. The 2023 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 15, 2023, only under the following circumstances:
(1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day;
(2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each day of that ten day consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2023 Notes on such trading day; or
(3) upon the occurrence of specified corporate events (as set forth in the indenture governing the 2023 Notes).
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the 2023 Notes) prior to the maturity date, holders of the 2023 Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended March 31, 2021, the conditions allowing holders of the 2023 Notes to convert have not been met and there were no changes to the initial conversion price of the 2023 Notes. The 2023 Notes are not convertible during the three months ended March 31, 2021 and are classified as long-term debt.
Prior to the adoption of the ASU 2020-06 on January 1, 2021 and in accounting for the issuance of the 2023 Notes, the 2023 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the 2023 Conversion Option was $33.4 million and was determined by deducting the fair value of the liability components from the par value of the 2023 Notes. The equity component was recorded in additional paid-in-capital and are not re-measured as long as they continue to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) was amortized to interest expense over the contractual term of the 2023 Notes at an effective interest rate of 7.6%.
Prior to the adoption of the ASU 2020-06 on January 1, 2021 and in accounting for the debt issuance costs of $4.9 million related to the 2023 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2023 Notes based on their relative values. Issuance costs attributable to the liability component were $3.8 million and were amortized to interest expense using the effective interest method over the contractual term of the 2023 Notes. Issuance costs attributable to the equity components were netted with the equity component in additional paid-in-capital.
The Company elected to early adopt ASU 2020-06 as of January 1, 2021 based on a modified retrospective transition method. Under such transition, prior-period information has not been retrospectively adjusted.
In accounting for the 2023 Notes after adoption of ASU 2020-06, the 2023 Notes are accounted for as a single liability. The carrying amount of the liability component for 2023 Notes is $40.2 million as of March 31, 2021, with principal of $40.8 million, net of debt issuance cost of $0.6 million. The issuance costs related to the 2023 Notes are being amortized to interest expense over the contractual term of the 2023 Notes at an effective interest rate 2.19%.
The 2023 Notes and related interest expense consist of the following:

(in thousands)	March 31, 2021	December 31, 2020
Liability:
Principal	$40,804	$143,750
Unamortized debt discount	—	(17,411)
Unamortized issuance costs	(608)	(1,963)
Net carrying amount	$40,196	$124,376

Stockholders’ equity:
Debt discount for conversion option	$—	$33,350
Issuance costs	—	(1,136)
Net carrying amount	$—	$32,214

	Three months ended March 31,
(in thousands)	2021	2020
Contractual interest expense	$464	$539
Amortization of debt discount	—	1,559
Amortization of issuance costs	188	176
Total interest expense	$652	$2,274

The total estimated fair value of the 2023 and 2026 Notes (“the Notes”) as of March 31, 2021 was approximately $242.9 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $38.46 on March 31, 2021, the if-converted value of the Notes of $176.6 million was less than their principal amount.
2023 Capped Calls
In connection with the pricing of the 2023 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties, the “2023 Capped Calls.” The 2023 Capped Calls entered into with the 2023 Notes are still outstanding and each have an initial strike price of approximately $32.25 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2023 Notes. The 2023 Capped Calls have initial cap prices of $38.94 per share, subject to certain adjustments. The 2023 Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of the Company’s common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the 2023 Notes. The 2023 Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2023 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the 2023 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes. As these transactions meet certain accounting criteria, the 2023 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $8.9 million incurred in connection with the 2023 Capped Calls was recorded as a reduction to additional paid-in capital. The 2023 Capped Calls were not impacted by the 2023 Note Repurchase Transactions and continue to remain outstanding.
The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the 2023 Notes is as follows:

(in thousands)	March 31, 2021
Conversion option	$33,350
Purchase of capped calls	(8,907)
Issuance costs	(1,136)
Total	$23,307

Impact on Earnings Per Share
Prior to the adoption of ASU 2020-06, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of its 2023 Notes for the three months ended March 31, 2020. Under the treasury stock method, in periods when the Company reports net income, the Company is required to include the effect of additional shares that may be issued under the 2023 Notes when the price of its’ common stock exceeds the conversion price. The conversion spread on the 2023 convertible senior notes had an anti-dilutive impact during the three months ended March 31, 2020, since the average market price of the Company’s common stock during the period exceeded the initial conversion price per share for the 2023 Notes and the Company was in a net loss position.
After the adoption of ASU 2020-06, the Company uses the if-converted method for calculating any potential dilutive effect of its 2023 Notes and 2026 Notes for the three months ended March 31, 2021. Under this method, diluted earnings per share would generally be calculated assuming that all the 2023 and 2026 Notes were converted solely into 4.6 million shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. The potential shares of common stock issuable upon the conversion of the 2023 and 2026 Notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive as of March 31, 2021.

9.Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of March 31, 2021 and December 31, 2020, approximately $6.0 million and $6.1 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.

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

Stock Option Activity
A summary of the stock option activity for the three months ended March 31, 2021 is presented below:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2020	299,031	$15.58	2.68	$7,761
Options exercised	(69,360)	17.03
Outstanding at March 31, 2021	229,671	$15.14	2.40	$5,357
At March 31, 2021, there was no unrecognized compensation cost related to options. As of March 31, 2021, there were 784,577 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. No shares of common stock were purchased during the three months ended March 31, 2021 and 2020. As of March 31, 2021, there were 1,275,951 shares available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Three months ended March 31,
	2021	2020
Expected term (in years)	0.50	0.50
Volatility	55.0%	50.0%
Risk-free interest rate	0.12%	1.59%
Dividend yield	0%	0%
Restricted Stock Units and Performance Stock Units
The Company issues RSUs and PSUs as part of its compensation plans. A summary of RSU and PSU activity for the three months ended March 31, 2021 is presented below:

	Restricted Stock Units and Performance Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2020	2,140,763	$25.16
Granted	156,747	42.53
Vested	(147,796)	28.73
Forfeited	(47,272)	26.72
Outstanding at March 31, 2021	2,102,442	$26.17
At March 31, 2021, there was $35.6 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.71 years.
During the second quarter of fiscal year 2020 the Company granted 145,877 PSUs to certain executives under the 2012 Equity Incentive Plan (the “2012 Plan”). PSUs are contingent on the achievement of our comparative market-based returns. On the date of grant, the fair value of the total shareholder return (TSR) component of the PSUs is estimated using a Monte Carlo valuation model. The PSUs will vest over a three-year performance period. The number of shares the PSU holder receives is based on the extent to which the corresponding market conditions have been achieved. For awards subject to service and market conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 200% of the target amount. Compensation expense for awards with performance-based and service-based conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions. These grants were reduced from shares of common stock reserved for issuance under stock option plans as if 200% of the target amount were achieved. The assumptions used to determine the fair value are level 3 fair value measurements which include unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
The assumptions used in the Monte Carlo valuation model to value the PSUs were as follows:

Grant Date June 1, 2020
Grant date fair value per share	$30.70
Expected term (in years)	3
Volatility	42.68%
Risk-free interest rate	0.20%
Dividend yield	—%
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2021	2020
Cost of revenue	$1,084	$973
Research and development	1,000	966
Sales and marketing	2,325	1,860
General and administrative	2,453	2,042
Total stock-based compensation	$6,862	$5,841

11.Income Taxes
The Company recorded a $0.2 million and $0.1 million provision for income taxes for the three months ended March 31, 2021 and 2020, respectively. The provision for income taxes for the three months ended March 31, 2021 was primarily due to foreign income and withholding taxes. The expense for the three months ended March 31, 2020 was primarily due to the accretion of deferred tax liability associated with indefinite lived intangibles, taxes on international operations, and state income taxes.
As of March 31, 2021, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
On March 11, 2021 the American Rescue Plan Act of 2021 (the “Act”) was enacted and signed into law. The Act contains several tax provisions, including expansion of employment tax credits. The Company is currently evaluating the impact of the Act on its consolidated financial statements, but does not expect the tax provisions will result in a material impact to the Company’s tax position.

12.Subsequent Events
On May 4, 2021, the Company acquired all of the outstanding equity interest of PatientSafe Solutions for approximately $35 million in cash. PatientSafe Solutions consolidates secure messages, voice calls, alerts, and nurse call notifications with data from the electronic medical record to enable care teams to quickly manage mission-critical workflows in one mobile smartphone application.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our plans, objectives, expectations and intentions, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management, and the expected impact of the COVID-19 pandemic on our operations. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.
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
We primarily sell products, software subscriptions and support, and professional services directly to end users. Total revenue increased $8.0 million from $40.7 million for the three months ended March 31, 2020 to $48.7 million for the three months ended March 31, 2021. Our total deferred revenue and backlog was $169.3 million as of March 31, 2021 compared to $125.0 million as of March 31, 2020. For the three months ended March 31, 2021, we recorded a net loss of $7.6 million compared to a net loss of $10.5 million for the three months ended March 31, 2020.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 11.8%, 10.7% and 8.7% of our revenue in the three months ended March 31, 2021, and the years ended December 31, 2020 and 2019, respectively. We believe certain international markets represent attractive growth opportunities. We are exploring plans to expand our presence in other English-speaking markets and enter non-English speaking markets.
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
COVID-19 Pandemic
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Since our last filing, COVID-19 infections have continued and are increasing in many geographies of the world. Although there is an increase in vaccinations, infection rates could continue to increase. The COVID-19 pandemic has affected our business in several ways, including the following:
•We have taken measures to protect the health and safety of our employees, primarily by shifting the majority of our employees to remote work.

•Our access to our healthcare customers’ locations for sales and implementation activities remains limited in some cases. The sales cycle and implementation timeline for broader strategic deals in some cases has been elongated as they shifted their primary focus to preparing for and responding to the pandemic.
•We have experienced some delays in receiving parts due to supplier and shipping issues.
Overall, the outbreak did not have a material impact on our operating results or business in the three months ended March 31, 2021. While future impacts cannot be predicted at this time, the shift in hospital resources, attention to treatment of COVID-19 patients and declines in hospital revenues may result in reduced demand for our products and solutions, longer sales cycles and/or delays of customer implementations, which could negatively impact our financial condition.
We have generated operating cash flows in the past and our $315.1 million in cash and short-term investments provides us with ample liquidity to meet our current needs. However, given the dynamic nature of this situation, we cannot accurately estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows.
Convertible Senior Notes
In March 2021, we issued $200.0 million aggregate principal amount of 0.50% Convertible Senior Notes, due 2026 (the “2026 Notes”). We used part of the net proceeds from the issuance of the 2026 Notes to retire approximately $102.9 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions for consideration of $102.9 million in cash and 1,277,731 shares of common stock (the "2023 Note Repurchase Transactions"). We separately settled the accrued interest of approximately $0.5 million associated with the retired 2023 Notes in cash.
In connection with the 2026 Notes, we granted to the initial purchasers an overallotment option under the purchase agreement to purchase up to an additional $30.0 million aggregate principal amount of the 2026 Notes to cover overallotments within a 30-day period. The overallotment option was not exercised prior to March 31, 2021 and therefore we did not recognize the overallotment option as of March 31, 2021. The purchasers partially exercised the overallotment option on April 5, 2021 and we issued an additional $24.5 million of the 2026 Notes.
In connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions with certain counterparties, the “2026 Capped Calls”. The 2026 Capped Calls have an initial strike price of approximately $60.14 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $77.96 per share, subject to certain adjustments. We used proceeds of $15.5 million to purchase the Capped Calls, which were recorded as a reduction to additional paid-in capital. Additionally, in connection with the partial exercise of the overallotment option and the issuance by us of $24.5 million of 2026 Notes, on April 5, 2021, we entered into $1.9 million of additional privately negotiated capped calls. The 2023 Capped Calls were not impacted by the 2023 Note Repurchase Transactions and continue to remain outstanding. For further discussion on the Capped Calls, please refer to Note 8 in the notes to the condensed consolidated financial statements.
We expect to use the remaining net proceeds for general corporate purposes, which may include funding research and development, increasing working capital, acquisitions or investments in complementary businesses, products or technologies and capital expenditures.

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in Note 1 to the condensed consolidated financial statements “Recently Adopted Accounting Pronouncements”.

Results of Operations
The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
Consolidated statement of operations data:	2021		2020
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$22,608	46.5%	$17,850	43.9%
Service	26,060	53.5	22,823	56.1
Total revenue	48,668	100.0	40,673	100.0
Cost of revenue
Product	6,956	14.3	6,364	15.6
Service	10,827	22.2	10,523	25.9
Total cost of revenue	17,783	36.5	16,887	41.5
Gross profit	30,885	63.5	23,786	58.5
Operating expenses:
Research and development	10,350	21.3	9,032	22.2
Sales and marketing	17,670	36.3	16,963	41.7
General and administrative	7,275	14.9	6,391	15.7
Total operating expenses	35,295	72.5	32,386	79.6
Loss from operations	(4,410)	(9.0)	(8,600)	(21.1)
Interest income	346	0.7	1,120	2.8
Interest expense	(777)	(1.6)	(2,274)	(5.6)
Other expense, net	(2,546)	(5.3)	(591)	(1.5)
Loss before income taxes	(7,387)	(15.2)	(10,345)	(25.4)
Provision for income taxes	(246)	(0.5)	(125)	(0.3)
Net loss	$(7,633)	(15.7)%	$(10,470)	(25.7)%
Revenue:

	Three months ended March 31,
	2021	2020	Change
(in thousands)	Amount	Amount	Amount	%
Product revenue
Device	$15,273	$13,903	$1,370	9.9%
Software	7,335	3,947	3,388	85.8
Total product	22,608	17,850	4,758	26.7

Service revenue
Subscription and support	20,959	18,069	2,890	16.0
Professional services and training	5,101	4,754	347	7.3
Total service	26,060	22,823	3,237	14.2
Total revenue	$48,668	$40,673	$7,995	19.7%

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Total revenue increased $8.0 million, or 19.7%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Product revenue increased $4.8 million, or 26.7%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Device revenue increased $1.4 million, or 9.9%, and software revenue increased $3.4 million, or 85.8% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in device revenue was driven primarily by increased unit volume of Badges and related accessories. The increase in software revenue was mainly a result of an increase in the number of software licenses delivered to our customers.
Service revenue increased $3.2 million, or 14.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Subscription and support revenue increased $2.9 million, or 16.0%, and professional services and training revenue increased $0.3 million, or 7.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in subscription and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts and subscription revenue related to the acquisition of EASE. The increase in professional services and training revenue was due to an increase in implementation services for our solutions.
Cost of revenue:

	Three months ended March 31,
	2021	2020	Change
(in thousands)	Amount	Amount	Amount	%
Cost of revenue
Product	$6,956	$6,364	$592	9.3%
Service	10,827	10,523	304	2.9
Total cost of revenue	$17,783	$16,887	$896	5.3%

Gross margin
Product	69.2%	64.3%	4.9%
Service	58.5%	53.9%	4.6%
Total gross margin	63.5%	58.5%	5.0%
Three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Cost of product revenue increased $0.6 million, or 9.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This was primarily driven by an increase in the number of Badges and related accessories sold. For the same comparative periods, product gross margin increased primarily as a result of a higher proportion of software revenue versus device revenue.
Cost of service revenue increased $0.3 million, or 2.9%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Cost of service revenue increased due to higher compensation and benefits as a result of increased headcount, partially offset by less travel. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of an increase in subscription and support revenue.

Operating expenses:

	Three months ended March 31,
	2021	2020	Change
(in thousands)	Amount	Amount	Amount	%
Operating expenses
Research and development	$10,350	$9,032	$1,318	14.6%
Sales and marketing	17,670	16,963	707	4.2
General and administrative	7,275	6,391	884	13.8
Total operating expenses	$35,295	$32,386	$2,909	9.0%
Three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Research and development expense. Research and development expense increased $1.3 million, or 14.6%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This was primarily due to an increase of $0.9 million in compensation and benefits associated with increased headcount, an increase of $0.3 million in outside contractors and an increase of $0.2 million in research and development equipment, partially offset by a decrease of $0.1 million in travel expense.
Sales and marketing expense. Sales and marketing expense increased $0.7 million, or 4.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This was primarily due to an increase of $1.2 million in compensation and benefits associated with increased headcount, $0.2 million increase in amortization related to the acquisition of EASE, partially offset by a decrease of $0.6 million in travel expense and a decrease of $0.3 million due shift in marketing focus from live trade shows participation to digital advertising and virtual trade shows.
General and administrative expense. General and administrative expense increased $0.9 million, or 13.8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This was primarily due to an increase in compensation, benefits and hiring costs of $0.6 million as a result of achievement of performance related compensation targets, and an increase of $0.5 million in outside services. These increases were offset by a decrease in travel and entertainment costs of $0.2 million.
Interest Income and Other Expense, Net:

	Three months ended March 31,
(in thousands)	2021	2020	Change
Interest income	$346	$1,120	$(774)
Interest expense	(777)	(2,274)	1,497
Other expense, net	(2,546)	(591)	(1,955)
Three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Interest income. Interest income decreased $0.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was due to earning a lower rate of return on our investments.
Interest expense. For the three months ended March 31, 2021 we had interest expense of $0.8 million resulting from the amortization of debt issuance costs and the contractual interest incurred on the issuance of the Notes. This decrease of $1.5 million from March 31, 2020 was primarily due the impact of the adoption of ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which eliminates the debt discount and amortization. The amortization of the debt discount was previously accounted for as part of interest expense and represented $1.6 million of the total interest expense for the three months ended March 31, 2020.
Other expense, net. The change in other expense in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the $2.1 million inducement loss resulting from the repurchase of the 2023 Notes. Please refer to Note 8 in the notes to the condensed consolidated financial statements for further information.

Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents and short-term investments of $315.1 million.
In March 2021, we issued $200.0 million aggregate principal amount of 0.50% Convertible Senior Notes and we used part of the net proceeds from the issuance of the 2026 Notes to retire approximately $102.9 million aggregate principal amount of the 2023 Notes. For additional information, see Note 8 of Notes to Consolidated Financial Statements.
We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Three months ended March 31,
(in thousands)	2021	2020
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$11,003	$5,644
Net cash used in investing activities	(15,813)	(122)
Net cash provided by (used in) financing activities	75,091	(90)
Net increase in cash and cash equivalents	$70,281	$5,432
Operating activities
Cash provided by operating activities was $11.0 million for the three months ended March 31, 2021. The change was the result of a net loss of $7.6 million and a decrease in lease-related performance liabilities of $0.3 million, offset by non-cash items such as stock-based compensation of $6.9 million, non-cash lease expense of $0.6 million, amortization of debt issuance costs of $0.3 million, amortization of $2.0 million for property and equipment and acquired intangible assets and inducement loss of $2.1 million resulting from the repurchase of our 2023 Notes as well as $0.6 million of other items driven by the accretion of investments. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $12.9 million, a decrease of $0.6 million in other receivables, an increase of $0.3 million in inventories, an increase of $0.4 million in prepaid expenses and other assets, an increase in deferred commissions of $0.4 million, an increase of $0.6 million in accounts payable, a decrease of $1.8 million in accrued payroll and other liabilities and a $4.6 million decrease in deferred revenue.
Cash provided by operating activities was $5.6 million for the three months ended March 31, 2020. The change was the result of a net loss of $10.5 million, offset by non-cash items such as stock-based compensation of $5.8 million, amortization of debt discount and issuance costs of $1.7 million, an increase in lease-related performance liabilities of $0.3 million and depreciation and amortization of $1.3 million for property and equipment and acquired intangible assets. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $16.3 million, an increase of $0.1 million in other receivables, an increase of $1.5 million in inventories, an increase of $0.4 million in prepaid expenses and other assets, a decrease in deferred commissions of $0.2 million, a decrease of $2.8 million in accounts payable and a $4.8 million decrease in deferred revenue.
Investing activities
Cash used in investing activities was $15.8 million for the three months ended March 31, 2021, due to $56.6 million in purchases of short-term investments offset by $41.2 million of short-term investment maturities. An additional $0.4 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $0.1 million for the three months ended March 31, 2020, due to $28.6 million of short-term investment maturities, offset by $28.0 million for purchases of short-term investments. An additional $0.7 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $75.1 million for the three months ended March 31, 2021, attributable to $194.5 million of net proceeds from convertible senior notes and $1.2 million of proceeds from stock option exercises, offset by $102.9 million related to the repayment of a portion of our 2023 Notes, a $15.5 million payment for the purchase of capped calls related to our 2026 Notes and $2.2 million cash paid for employee taxes collected via net share settlement.

Cash used in financing activities was $0.1 million for the three months ended March 31, 2020, attributable to $0.7 million of proceeds from stock option exercises offset by $0.9 million cash paid for employee taxes collected via net share settlement.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. To achieve this objective, historically we have invested in money market funds. With the proceeds from our two public offerings in 2012 and the issuance of our convertible senior notes in 2018 and 2021, we have invested in a broader portfolio of high credit quality short-term securities. To minimize the exposure due to an adverse shift in interest rates, we maintain an average portfolio duration of one year or less.
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
As of March 31, 2021, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
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
•We have indebtedness in the form of convertible senior notes. The provisions of indenture for the 2023 notes and 2026 notes (the Notes), accounting method for the Notes and capped call transaction entered into related to the Notes could have a material effect on our operating results, value of the Notes and our common stock or may deter or prevent a business combination.

Risks related to our business and industry
We have incurred significant losses in the past and will likely experience losses in the future.
We have incurred significant losses in the past and reported a net loss of $7.6 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $152.4 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 98%, 98% and 96% of our revenue for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
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
Our solutions incorporate multiple software components obtained from licensors on a non-exclusive basis, such as voice recognition software, software supporting the runtime execution of our software platform, and database and reporting software. Our license agreements can be terminated for cause. In many cases, these license agreements specify a limited term and are only renewable beyond that term with the consent of the licensor. If a licensor terminates a license agreement for cause, objects to its renewal or conditions renewal on modified terms and conditions, we may be unable to obtain licenses for equivalent software components on reasonable terms and conditions, including licensing fees, warranties or protection from infringement claims. Some licensors may discontinue licensing their software to us or support of the software version used in our solutions. In such circumstances, we may need to redesign our solutions with substantial cost and time investments to incorporate alternative software components or be subject to higher royalty costs. Any of these circumstances could adversely affect the cost and availability of our solutions.
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

We do not have internal manufacturing capabilities and rely upon two contract manufacturers, Sercomm and SMTC, to make our wearable devices. We have entered into manufacturing agreements with Sercomm and SMTC that are terminable by either party with advance notice and may also be terminated for a material uncured breach. We expect to enter into additional contract manufacturing agreements as we expand our business. We also rely on original design manufacturers (ODMs) to produce accessories, including batteries, chargers and attachments. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, epidemics or contagious diseases that negatively impact them and their suppliers, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. If Sercomm, SMTC, or another contract manufacturer or an ODM is unable or unwilling to continue manufacturing components of our solutions in the volumes and timeframes that we require, fails to meet our quality specifications or significantly increases its prices, we may not be able to deliver our solutions to our customers with the quantities, quality and performance that they expect in a timely manner. As a result, we could lose sales and our operating results could be harmed.
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

The outbreak of the novel coronavirus, SARS-CoV-2 (COVID-19) is a global pandemic and both a public health and economic emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a prolonged period of time. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
The pandemic has affected, and may continue to adversely affect, our customers’ operations, our employees and our employee productivity. It may impact the ability of our customers, subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in payment defaults, collection costs and/or delays or disruptions in performance. In particular, hospitals and healthcare facilities have prioritized the care and treatment of COVID-19 patients and may have restricted access for most visitors and reduced spending unrelated to COVID-19. These customers have also had to suspend elective procedures in some cases, which generate a majority of their profits, adding to their financial difficulties. While some elective procedures have resumed, it is uncertain whether consumers will seek those procedures due to concerns about COVID-19, and it is also uncertain if elective procedures will be suspended again if cases increase. In response, some have furloughed staff, including those we ordinarily work with to sell and implement our offerings.
Outside of healthcare, some of our clients in the hospitality and retail industries have suspended or modified operations until stay-at-home orders are lifted, and potentially beyond. Even once lifted, as with healthcare, it is uncertain whether consumers will return to those establishments and how successful these businesses will be. As a result, we have experienced delays in planned deployments and changes in customer demand, and could experience additional delays, discounts, customer payment issues, bad debt, potential terminations and unpredictability as our customers continue to respond to the challenges of treating and containing the COVID-19 pandemic.
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

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic. For example, in the prior fiscal year we acquired EASE Applications, LLC (EASE) a cloud-based communication platform and mobile application, to help enhance our care team communication with patients and families. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating EASE or any acquired businesses, technologies or assets. If we cannot effectively integrate the acquired business and products into our business, we may not achieve market acceptance for, or derive significant revenue from, these new solutions.
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
In the past bills were signed into law that impact the U.S. healthcare system, including the ACA. Uncertainty surrounding the status of the ACA and its regulations may impact the spending of our healthcare customers, and we cannot predict the effect on our business of any new legislation and regulations that may be adopted if the ACA is significantly changed or repealed or of additional regulations.
Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the three months ended March 31, 2021, and years ended December 31, 2020 and 2019, we generated approximately 17%, 18% and 17%, respectively, of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 25% and 33% of our accounts receivable as of March 31, 2021 and December 31, 2020, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
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

During fiscal year 2020, one of our vendors, SolarWinds, was the victim of a cyberattack that inserted a vulnerability in their platform. We use SolarWinds services for our internal corporate network so this introduced a potential vulnerability in our internal systems. We have removed the vulnerable software from our network and have not found any indication that the vulnerability was exploited. There are still uncertainties about the full scope of this cyberattack and we may learn of other vulnerabilities and potential network intrusions by third parties.

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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, retail, energy, education and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 400 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 2% and 4% of our revenue for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions, budget constraints due to the COVID-19 pandemic and technical issues as we adapt our solutions for the requirements of new markets. For example, some of our hospitality and retail customers have been significantly impacted by the COVID-19 pandemic and they have been forced to close locations and face significant revenue declines. Our solutions also may not contain the functionality required by these non-healthcare markets or may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer subscription and support contracts, extended warranty contracts and subscription arrangements ratably over the contract term, which is typically 12 months, in some cases subject to an early termination right. Revenue from our subscription and support contracts accounted for 43%, 40% and 38% of our revenue for the three months ended March 31, 2021 and years ended December 31, 2020 and 2019, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription and support contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. For the three months ended March 31, 2021 and years ended December 31, 2020 and 2019, we generated 11.8%, 10.7% and 8.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. We also operate an innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:
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

In connection with our healthcare business, we handle and have access to “Protected Health Information” (PHI) subject in the United States to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended and supplemented by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) , regulations issued pursuant to these statutes, state privacy and security laws and regulations, and associated contractual obligations as a “business associate” of healthcare providers. These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of PHI with which we must comply. Among other things, HITECH made certain aspects of HIPAA’s rules, notably the “HIPAA Security Rule,” directly applicable to business associates, independent contractors or agents of covered entities that create, receive, maintain or transmit PHI in connection with providing a function on behalf of, or a service to, a covered entity (e.g., health care communication solutions). HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA regulation and seek attorney’s fees and costs associated with pursuing federal civil actions. The U.S. Department of Health & Human Services Office for Civil Rights (OCR) has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $16 million. Our failure to accurately anticipate the application or interpretation of these statutes, regulations and contractual obligations as we develop our solutions, a failure by us to comply with their requirements (e.g., evolving encryption and security requirements) or an allegation that defects in our products have resulted in noncompliance by our customers could create material civil and/or criminal liability for us, resulting in adverse publicity and negatively affecting our business.
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
For example, in May 2016, the EU formally adopted the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal information, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal information that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and additional requirements that we impose certain contractual obligations on third-party processors in connection with the processing of the personal information. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal information, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal information relates, the transfer of personal information out of the European Economic Area, security breach notifications and the security and confidentiality of personal information. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. Additionally, the United Kingdom (UK) implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. Since the beginning of 2021 (when the transitional period following Brexit expired), we also have to continue to comply with the GDPR and the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. Changes in these legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.
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
In the U.S., California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which took effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers about their data collection, use and sharing practices and provide such consumers new data protection and privacy rights, including the ability to opt out of certain sales of personal information, right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Although the CCPA includes limited exceptions from its prescriptions, including exceptions for PHI collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal information depending on the context. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and, indeed, a number of state legislatures are considering privacy and/or data protection laws, which could increase our potential liability and adversely affect our business. Additionally, California voters recently approved the California Privacy Rights Act (CPRA). The CPRA significantly modifies the CCPA and will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. While the CPRA will not take effect until January 2023, it will establish a California privacy regulator before that date. The CCPA and the CPRA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition. The interplay of federal and state laws (e.g., in addition to California, Massachusetts and Nevada have adopted laws requiring the implementation of certain security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico and Guam, have adopted breach notification laws) may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to products and services could intensify.

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

As a result of the Notes offerings, we incurred $240.8 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2023 and 2026. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Notes) at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date of the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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

Although the Notes are referred to as convertible senior notes, they are effectively subordinated to any of our secured debt and any liabilities of our subsidiaries.

The Notes will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to all of our existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indenture governing the Notes will not prohibit us from incurring additional senior debt or secured debt, nor will it prohibit any of our current or future subsidiaries from incurring additional liabilities.

Servicing our debt requires, and will require, a significant amount of cash. We may not have sufficient cash flow to make payments on our debt, which could adversely affect our business, financial condition and results of operations.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the notes or otherwise.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt; and
•limit our ability to borrow additional amounts for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the Notes.

We expect that many investors in, and purchasers of, the notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors would typically implement such a strategy by selling short the common stock underlying the notes and dynamically adjusting their short position while continuing to hold the notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of the holders the Notes to effect short sales of our common stock, borrow our common stock, or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Notes.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the Notes.

We expect that the trading price of the Notes will be significantly affected by the market price of our common stock. The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons. A decrease in the market price of our common stock would likely adversely impact the trading price of the notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the Notes.

We may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indentures governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that are not limited by the terms of the indentures governing the Notes that could have the effect of diminishing our ability to make payments on our debt, including the Notes, when due.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.

In addition, our ability to repurchase Notes or to pay cash upon conversions of Notes may be limited by law, regulatory authority, or any agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash upon conversions of Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversions of notes.

Redemption may adversely affect a holder’s return on the 2026 Notes.

We may not redeem the 2026 Notes prior to March 20, 2024. We may redeem for cash all or any portion of the 2026 Notes (subject to the partial redemption limitation (as defined in the indenture governing the notes)), at our option, on or after March 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. As a result, we may choose to redeem some or all of the 2026 Notes, including at times when prevailing interest rates are relatively low. As a result, you may not be able to reinvest the proceeds you receive from the redemption in a comparable security at an effective interest rate as high as the interest rate on your 2026 Notes being redeemed. In addition, a redemption of less than all of the outstanding 2026 Notes will likely harm the liquidity of the market for the unredeemed 2026 Notes following the redemption. Accordingly, if your 2026 Notes are not redeemed in a partial redemption, then you may be unable to sell your 2026 Notes at the times you desire or at favorable prices, if at all, and the trading price of your 2026 Notes may decline.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Changes in the accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

The accounting method for reflecting the Notes on our balance sheet, accruing amortized interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. For the fiscal year beginning January 1, 2021, we have elected to early adopt new accounting guidance that was recently released that simplifies the accounting for convertible debt that may be settled in cash (ASU 2020-06), amending Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result, we expect to record the convertible debt securities (including the Notes) entirely as a liability on our balance sheet, net of issuance costs incurred, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. Additionally, the new guidance modifies the treatment of convertible debt securities that may be settled in cash or shares by requiring the use of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. In addition, in the future, we may, in our sole discretion, irrevocably elect to settle the conversion value of the Notes in cash up to the principal amount being converted. Following such an irrevocable election, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share by assuming that all of the Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the Notes are satisfied, then, under certain conditions, we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

Future sales of our common stock or equity-linked securities in the public market could lower the market price for our common stock and adversely impact the trading price of the Notes.

In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of our common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Holders of Notes will not be entitled to any rights with respect to our common stock, but they will be subject to all changes affecting our common stock to the extent satisfaction of our conversion obligation includes shares of our common stock.

Holders of Notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to such Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), but holders of Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our restated certificate of incorporation or restated bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.

The conditional conversion feature of the Notes could result in holders of our Notes receiving less than the value of our common stock into which the Notes would otherwise be convertible.

Prior to the close of business on the business day immediately preceding June 15, 2026, a holder may convert 2026 Notes only if specified conditions are met. If the specific conditions for conversion are not met, a holder will not be able to convert 2026 Notes, and a holder may not be able to receive the value of the cash, common stock or a combination of cash and common stock, as applicable, into which the 2026 Notes would otherwise be convertible.

Upon conversion of the Notes, our note holders may receive less valuable consideration than expected because the value of our common stock may decline after the exercise of conversion rights but before we settle our conversion obligation.

Under the Notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders Notes for conversion until the date we settle our conversion obligation. For example, upon conversion of the 2026 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation in cash or a combination of cash and shares of our common stock, the amount of consideration that our note holders will receive upon conversion of their 2026 Notes will be determined by reference to the volume weighted average prices of our common stock for each trading day in a 40 trading day observation period. This period would be: (i), subject to clause (ii), if the relevant conversion date occurs prior to June 15, 2026, the 40 consecutive trading days beginning on, and including, the second trading day immediately succeeding such conversion date; (ii) with respect to any 2026 Notes called for redemption (or deemed called for redemption) and prior to the relevant redemption date, the 40 consecutive trading days beginning on, and including the 41st scheduled trading day immediately preceding such redemption date; and (iii) subject to clause (ii) if the relevant conversion date occurs on or after June 15, 2026, the 40 consecutive trading days beginning on, and including, the 41st scheduled trading day immediately preceding the maturity date. Accordingly, if the price of our common stock decreases during this period, the amount and/or value of consideration a note holder receives will be adversely affected. In addition, if the market price of our common stock at the end of such period is below the average of the daily volume weighted average prices of our common stock during such period, the value of any shares of our common stock that a note holder will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that the note holder will receive. If we elect to satisfy our conversion obligation solely in shares of our common stock upon conversion of the 2026 Notes, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the second business day following the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the value of the shares that a note holder receives will be adversely affected and would be less than the conversion value of the 2026 Notes on the conversion date.

The Notes are not protected by restrictive covenants.

The indentures governing the Notes will not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The indentures will not contain any covenants or other provisions to afford protection to holders of the Notes in the event of a fundamental change or other corporate transaction involving us except to the extent described in the indentures governing the Notes.

The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or a notice of redemption may not adequately compensate note holders for any lost value of their Notes as a result of such transaction or redemption.

If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, we will, under certain circumstances, increase the conversion rate by a number of additional shares of our common stock for Notes converted in connection with such make-whole fundamental change or Notes called (or deemed called) for redemption that are converted during the related redemption period. The increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or the date we deliver the notice of redemption, as the case may be, and the price paid (or deemed to be paid) per share of our common stock in the make-whole fundamental change or determined with respect to the notice of redemption, as the case may be. The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or called (or deemed called) for redemption that are converted during the related redemption period may not adequately compensate a note holder for any lost value of the Notes as a result of such transaction or redemption. Furthermore, if we call only a portion of the outstanding Notes for redemption, only those Notes called (or deemed called) for redemption will become convertible as a result of such call for redemption and only the conversion rate of Notes converted in connection with such notice of redemption will be increased. Accordingly, Notes not called for redemption will not become convertible if not otherwise convertible at such time and will remain outstanding, and may have reduced liquidity and a resulting reduced trading price.

In addition for the 2026 Notes, if the price per share of our common stock is greater than $325.00 per share or less than $44.55 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of 2026 Notes as a result of this adjustment exceed 22.4466 shares of common stock, subject to adjustment. The 2023 Notes contain substantially similar conversion features.

Our obligation to increase the conversion rate for Notes converted in connection with a make-whole fundamental change or Notes called (or deemed called) for redemption that are converted during the related redemption period could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

The conversion rate of the Notes may not be adjusted for all dilutive events.

The conversion rate of the Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends, and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of our common stock for cash, that may adversely affect the trading price of the Notes or our common stock. An event that adversely affects the value of the Notes may occur, and that event may not result in an adjustment to the conversion rate.

Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to our security holders.

If a fundamental change occurs prior to the maturity date, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Furthermore, the indentures for the Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our security holders.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Notes.

Upon the occurrence of a fundamental change, our note holders have the right to require us to repurchase all or a portion of their Notes. However, the fundamental change provisions will not afford protection to holders of notes in the event of other transactions that could adversely affect the Notes. For example, a significant change in the composition of our board of directors or transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to offer to repurchase the Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of Notes.

We have not registered, and are not required to register, the Notes or the common stock issuable upon conversion of the Notes, if any, which will limit our note holders’ ability to resell them.

The Notes and the shares of common stock issuable upon conversion of the Notes, if any, have not been, and are not required to be, registered under the Securities Act or any state securities laws. Unless the Notes and any shares of common stock issuable upon conversion of the Notes, if any, have been registered, the Notes and such shares may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. We do not intend to file a registration statement for the resale of the notes and the common stock, if any, into which the notes are convertible.

We cannot assure you that an active trading market will develop for the Notes.

We do not intend to apply to list the Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. The liquidity of the trading market in the Notes, and the market price quoted for the Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, an active trading market may not develop for the Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Notes may be adversely affected. In that case note holders may not be able to sell their Notes at a particular time or may not be able to sell their Notes at a favorable price.

Any adverse rating of the Notes may cause their trading price to fall.

We do not intend to seek a rating on the Notes. However, if a rating service were to rate the Notes and if such rating service were to lower its rating on the Notes below the rating initially assigned to the Notes or otherwise announces its intention to put the Notes on credit watch, the trading price of the Notes could decline.

Note holders may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Notes even though they do not receive a corresponding cash distribution.

The conversion rate of the Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, note holders may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a note holder’s proportionate interest in us could be treated as a deemed taxable dividend to the holder. If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, we will, under some circumstances, increase the conversion rate for Notes converted in connection with the make-whole fundamental change or called (or deemed called) for redemption that are converted during the related redemption period. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. If a note holder is a non-U.S. holder, any deemed dividend would generally be subject to U.S. federal withholding tax, which may be set off against subsequent payments on the Notes or other amounts received by the holder.

Because the Notes will initially be held in book-entry form, holders must rely on The Depository Trust Company (DTC) procedures to receive communications relating to the Notes and exercise their rights and remedies.

We have issued the Notes in the form of one or more global notes registered in the name of Cede & Co., as nominee of DTC. Beneficial interests in global notes will be shown on, and transfers of global notes will be effected only through, the records maintained by DTC. Except in limited circumstances, we will not issue certificated notes.

Accordingly, if a note holder owns a beneficial interest in a global note, then it will not be considered an owner or holder of the Notes. Instead, DTC or its nominee will be the sole holder of the Notes. Unlike persons who have certificated notes registered in their names, owners of beneficial interests in global notes will not have the direct right to act on our solicitations for consents or requests for waivers or other actions from holders. Instead, those beneficial owners will be permitted to act only to the extent that they have received appropriate proxies to do so from DTC or, if applicable, a DTC participant. The applicable procedures for the granting of these proxies may not be sufficient to enable owners of beneficial interests in global notes to vote on any requested actions on a timely basis. In addition, notices and other communications relating to the Notes will be sent to DTC. We expect DTC to forward any such communications to DTC participants, which in turn would forward such communications to indirect DTC participants. However, we can make no assurances that note holders will timely receive any such communications.

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

4.1
Indenture dated March 12, 2021 between Vocera Communications, Inc. and U.S. Bank, National Association (including form of Global Note) (incorporated by reference to Exhibit 4.1 on our Current Report on Form 8-K filed with the SEC on March 12, 2021 (File No. 001-35469)).

10.1	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 99.1 on our Current Report on Form 8-K filed with the SEC on March 12, 2021 (File No. 001-35469)).

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101).

+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCERA COMMUNICATIONS, INC.
Date: May 5, 2021	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: May 5, 2021	By:	/S/ Justin R. Spencer
Justin R. Spencer Chief Financial Officer
(Principal Financial Officer)