Form 10-Q
period 2021-06-30
VOCERA COMMUNICATIONS, INC.
filed 2021-08-04
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2021
Common Stock, $0.0003 par value per share	34,714,806

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$40,480	$34,976
Short-term investments	251,428	195,227
Accounts receivable, net of allowance	36,596	45,653
Other receivables	6,473	6,170
Inventories	8,602	10,159
Prepaid expenses and other current assets	7,208	6,317
Total current assets	350,787	298,502
Property and equipment, net	6,848	8,103
Intangible assets, net	22,906	12,788
Goodwill	94,846	69,168
Deferred commissions	14,854	12,293
Other long-term assets	7,876	5,967
Total assets	$498,117	$406,821
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,219	$3,127
Accrued payroll and other current liabilities	24,757	23,195
Deferred revenue, current	52,065	54,785
Total current liabilities	80,041	81,107
Deferred revenue, long-term	10,490	9,948
Convertible senior notes, net	258,285	124,376
Other long-term liabilities	7,396	10,374
Total liabilities	356,212	225,805
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of June 30, 2021 and December 31, 2020; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 34,692,364 and 32,692,561 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	296,467	340,515
Accumulated other comprehensive income	107	473
Accumulated deficit	(154,679)	(159,982)
Total stockholders’ equity	141,905	181,016
Total liabilities and stockholders’ equity	$498,117	$406,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Product	$28,344	$23,951	$50,952	$41,801
Service	27,836	23,396	53,896	46,219
Total revenue	56,180	47,347	104,848	88,020
Cost of revenue
Product	7,541	7,710	14,497	14,074
Service	12,383	9,694	23,210	20,217
Total cost of revenue	19,924	17,404	37,707	34,291
Gross profit	36,256	29,943	67,141	53,729
Operating expenses
Research and development	12,006	9,349	22,356	18,381
Sales and marketing	18,425	15,998	36,095	32,961
General and administrative	9,064	6,923	16,339	13,314
Total operating expenses	39,495	32,270	74,790	64,656
Loss from operations	(3,239)	(2,327)	(7,649)	(10,927)
Interest income	295	913	641	2,033
Interest expense	(794)	(2,308)	(1,571)	(4,582)
Other income (expense), net	1,544	210	(1,002)	(381)
Loss before income taxes	(2,194)	(3,512)	(9,581)	(13,857)
(Provision for) benefit from income taxes	(88)	44	(334)	(81)
Net loss	$(2,282)	$(3,468)	$(9,915)	$(13,938)

Loss per share
Basic	$(0.07)	$(0.11)	$(0.29)	$(0.44)
Diluted	$(0.07)	$(0.11)	$(0.29)	$(0.44)
Weighted average shares used to compute net loss per share
Basic	34,485	32,152	33,790	31,945
Diluted	34,485	32,152	33,790	31,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(2,282)	$(3,468)	$(9,915)	$(13,938)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments, net of tax	(132)	1,806	(366)	850
Comprehensive loss	$(2,414)	$(1,662)	$(10,281)	$(13,088)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2020	31,660,709	$9	$313,963	$179	$(150,326)	$163,825
Exercise of stock options	77,909	—	731	—	—	731
RSUs released net of shares withheld for tax settlement	64,161	—	(864)	—	—	(864)
Employee stock-based compensation expense	—	—	5,841	—	—	5,841
Net loss	—	—	—	—	(10,470)	(10,470)
Other comprehensive loss	—	—	—	(956)	—	(956)
Balance at March 31, 2020	31,802,779	9	319,671	(777)	(160,796)	158,107
Exercise of stock options	46,508	—	594	—		594
RSUs released net of shares withheld for tax settlement	372,639	—	(4,716)	—		(4,716)
Common stock issued under employee stock purchase plan	126,046	—	1,966	—		1,966
Employee stock-based compensation expense	—	—	6,366	—		6,366
Net loss	—	—	—	—	(3,468)	(3,468)
Other comprehensive gain	—	—	—	1,806		1,806
Balance at June 30, 2020	32,347,972	$9	$323,881	$1,029	$(164,264)	$160,655

Balance at January 1, 2021	32,692,561	$10	$340,515	$473	$(159,982)	$181,016
Cumulative effect of the adoption of ASU 2020-06	—	—	(32,214)	—	15,218	(16,996)
Exercise of stock options	69,360	—	1,181	—	—	1,181
RSUs released net of shares withheld for tax settlement	97,766	—	(2,185)	—	—	(2,185)
Induced conversion of convertible senior notes	1,277,731	—	477	—	—	477
Issuance of capped calls	—	—	(15,460)	—	—	(15,460)
Employee stock-based compensation expense	—	—	6,862	—	—	6,862
Net loss	—	—	—	—	(7,633)	(7,633)
Other comprehensive loss	—	—	—	(234)	—	(234)
Balance at March 31, 2021	34,137,418	$10	$299,176	$239	$(152,397)	$147,028
Exercise of stock options	29,807	—	425	—	—	425
RSUs released net of shares withheld for tax settlement	447,601	—	(10,509)	—	—	(10,509)
Common stock issued under employee stock purchase plan	77,538	—	2,146	—	—	2,146
Issuance of capped calls	—	—	(1,894)	—	—	(1,894)
Employee stock-based compensation expense	—	—	7,123	—	—	7,123
Net loss	—	—	—	—	(2,282)	(2,282)
Other comprehensive loss	—	—	—	(132)	—	(132)
Balance at June 30, 2021	34,692,364	$10	$296,467	$107	$(154,679)	$141,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(9,915)	$(13,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,587	2,801
Stock-based compensation expense	13,985	12,207
Amortization of debt discount and issuance costs	617	3,504
Non-cash lease expense	1,203	1,183
Non-cash impact of induced premium	2,059	—
Other	1,588	142
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,963	14,293
Other receivables	(89)	(275)
Inventories	1,436	(3,866)
Prepaid expenses and other assets	(1,060)	(607)
Deferred commissions	(2,561)	(640)
Accounts payable	(535)	(1,035)
Accrued payroll and other liabilities	(5,298)	1,176
Change in lease-related performance obligations	(580)	(623)
Deferred revenue	(3,952)	(7,461)
Net cash provided by operating activities	11,448	6,861
Cash flows from investing activities
Payment for property and equipment	(853)	(1,427)
Business acquisitions, net of cash and restricted cash acquired	(35,397)	—
Purchase of short-term investments	(127,240)	(86,300)
Maturities of short-term investments	69,430	72,137
Sales of short-term investments	—	14,393
Net cash used in investing activities	(94,060)	(1,197)
Cash flows from financing activities
Cash from lease-related performance obligations	198	306
Repayment of borrowings	(102,946)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	217,758	—
Payment for purchase of capped calls	(17,354)	—
Proceeds from issuance of common stock from the employee stock purchase plan	2,146	1,966
Proceeds from exercise of stock options	1,606	1,325
Tax withholdings paid on behalf of employees for net share settlement	(12,694)	(5,579)
Net cash provided by (used in) financing activities	88,714	(1,982)
Net increase in cash, cash equivalents and restricted cash	6,102	3,682
Cash, cash equivalents and restricted cash at beginning of period	34,976	25,704
Cash, cash equivalents and restricted cash at end of period	$41,078	$29,386

	Six months ended June 30,
(in thousands)	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Costs related to the convertible senior notes in accounts payable and accrued liabilities	$98	$—
Operating lease right-of-use assets exchanged for lease obligations, net of acquired leases	$731	122
Convertible senior notes converted to equity	$477	$—
Property and equipment in accounts payable and accrued liabilities	$259	$222

Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$40,480	$29,386
Restricted cash included in other long-term assets	598	—
Total cash, cash equivalents and restricted cash	$41,078	$29,386
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
The Vocera communication and collaboration solution includes: an intelligent enterprise software platform; a lightweight, wearable, voice-controlled communication Badge and Smartbadge; and smartphone applications. The solution enables users to simply connect instantly with other staff by name, function or group name of the desired recipient. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to a range of smartphones or the Smartbadge both inside and outside the hospital, replacing legacy pagers and in-building wireless phones.
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd and Vocera Communications Australia Pty Ltd. in 2005, Vocera Canada, Ltd. in 2010, Vocera Communications India Private Ltd. in 2013, Vocera Communications Middle East FZ LLC in 2014, acquired Extension, LLC in 2016, EASE Applications, LLC ("EASE") in 2020, and PatientSafe Solutions, Inc. (“PatientSafe”) in 2021.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 related to the accounting for debt with conversion features. The amendments in this update simplify the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity's financial statements and information about events, conditions and circumstances that can affect how to assess the amount or timing of an entity's future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021 with early adoption permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the guidance beginning January 1, 2021. The adoption of this guidance resulted in an increase of $17.0 million and $15.2 million to convertible senior notes, net and accumulated deficit, respectively, and a reduction to additional paid-in capital of $32.2 million.

2.Revenue, Deferred Revenue and Deferred Commissions
Disaggregation of Revenue
A typical sales arrangement involves multiple arrangements, such as sales of the Company’s proprietary communication device ("Vocera Badge"), perpetual software licenses, professional services, cloud-based subscription software, and support services which entitles customers to unspecified upgrades, patch releases and telephone-based support. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Product revenue
Device	$16,256	$17,100	$31,529	$31,003
Software	12,088	6,851	19,423	10,798
Total product	28,344	23,951	50,952	41,801

Service revenue
Subscription and support	22,641	18,994	43,600	37,063
Professional services and training	5,195	4,402	10,296	9,156
Total service	27,836	23,396	53,896	46,219
Total revenue	$56,180	$47,347	$104,848	$88,020
Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount and in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of June 30, 2021 and December 31, 2020 is presented in the accompanying condensed consolidated balance sheets. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of June 30, 2021 and December 31, 2020, contract assets totaling $4.6 million and $4.2 million, respectively, were included in other receivables in the condensed consolidated balance sheets.

Costs to obtain and fulfill a contract
The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the consolidated statements of operations. The Company determines its estimated period of benefit, up to five years, by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. In accordance with Topic 340, an entity may elect a practical expedient that allows the entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. The Company has elected this practical expedient and recognizes costs paid to obtain contracts as expense when incurred. Changes in the balance of total deferred commissions (contract asset) during the three and six months ended June 30, 2021 are as follows:

(in thousands)	March 31, 2021	Additions	Commissions Recognized	June 30, 2021
Deferred commissions	$12,713	$4,452	$(2,311)	$14,854

(in thousands)	December 31, 2020	Additions	Commissions Recognized	June 30, 2021
Deferred commissions	$12,293	$6,787	$(4,226)	$14,854
Of the $14.9 million total deferred commissions balance as of June 30, 2021, the Company expects to recognize approximately 39% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue
The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Changes in the balance of total deferred revenue (contract liability) during the three and six months ended June 30, 2021 are as follows:

(in thousands)	March 31, 2021	Additions	Revenue Recognized	June 30, 2021
Deferred revenue	$60,136	$27,433	$(25,014)	$62,555

(in thousands)	December 31, 2020	Additions	Revenue Recognized	June 30, 2021
Deferred revenue	$64,733	$45,350	$(47,528)	$62,555
Revenue recognized during the three and six months ended June 30, 2021 from deferred revenue balances at the beginning of the period was $22.6 million and $43.7 million, respectively. Revenue recognized during the three and six months ended June 30, 2020 from deferred revenue balances at the beginning of the period was $19.5 million and $34.2 million, respectively.
The “contracted but not recognized” performance obligations represent the Company’s deferred revenue and non-cancelable backlog amounts. This balance as of June 30, 2021 was $179.0 million, of which the Company expects to recognize approximately 66% as revenue over the next 12 months and the remainder thereafter.

3.Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. During the six months ended June 30, 2021, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at June 30, 2021 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the condensed consolidated financial statements for further information.
The agreement for the acquisition of EASE includes contingent payments to the owners of EASE, payable based on achievement of post-acquisition financial metrics. This contingent consideration is a Level 3 fair value measurement and the valuation of the Company’s contingent consideration obligation was estimated as the present value of total expected contingent consideration payments which are determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future sales, probabilities of achieving such future sales, the likelihood and timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future sales and probabilities of achieving such future sales would result in a higher fair value measurement, while an increase in the discount rate would result in a lower fair value measurement. The unobservable inputs in the valuation include revenue volatility of 11%, a risk-free rate of 2.50%, and the amounts are expected to be paid in the second quarters of 2022 and 2023. The fair value adjustment for the contingent consideration of $(1.7) million and $(1.3) million for the three and six months ended June 30, 2021, respectively, was recorded as other income in the condensed consolidated statements of operations.
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2021 and December 31, 2020, are summarized as follows (in thousands):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$15,471	$—	$—	$15,471	$363	$—	$—	$363
Commercial paper	—	62,960	—	62,960	—	21,950	—	21,950
U.S. Treasury securities	—	—	—	—	—	6,000	—	6,000
Corporate debt securities	—	188,468	—	188,468	—	173,277	—	173,277
Total assets measured at fair value	$15,471	$251,428	$—	$266,899	$363	$201,227	$—	$201,590
Liabilities
Contingent consideration	$—	$—	$1,661	1,661	$—	$—	$2,959	$2,959
Total liabilities measured at fair value	$—	$—	$1,661	$1,661	$—	$—	$2,959	$2,959

The financial accounts that are not subject to recurring fair value measurement include trade and other receivables, prepaid expenses and other current assets, total current liabilities and deferred revenues, both current and long-term. Due to their short maturities, the carrying amounts of these accounts approximate their fair values.
The table below provides a roll-forward of the fair value of the Company's liabilities that use significant unobservable inputs (Level 3) (in thousands).

Six months ended June 30,
2021
Beginning balance	$2,959
Fair value adjustment for contingent consideration included in earnings	$(1,298)
Ending balance	$1,661

4.Cash, Cash Equivalents and Short-Term Investments
The following tables present cash, cash equivalents and short-term investments (in thousands) as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Cash	$25,009	$—	$—	$25,009
Money market funds	15,471	—	—	15,471
Total cash and cash equivalents	40,480	—	—	40,480

Short-term investments:
Commercial papers	62,956	6	(2)	62,960
Corporate debt securities	188,365	182	(79)	188,468
Total short-term investments	251,321	188	(81)	251,428
Total cash, cash equivalents and short-term investments	$291,801	$188	$(81)	$291,908

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Cash	$28,613	$—	$—	$28,613
Money market funds	363	—	—	363
U.S. government agency securities	6,000	—	—	6,000
Total cash and cash equivalents	34,976	—	—	34,976
Short-term investments:
Commercial papers	21,961	—	(11)	21,950
Corporate debt securities	172,768	543	(34)	173,277
Total short-term investments	194,729	543	(45)	195,227
Total cash, cash equivalents and short-term investments	$229,705	$543	$(45)	$230,203

The Company has determined that no credit losses related to marketable securities were required as of June 30, 2021 and December 31, 2020. The Company’s conclusion is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.

Classification of the cash, cash equivalents and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of June 30, 2021
Cash and cash equivalents (1)	$40,480	$—	$40,480
Short-term investments	201,890	49,538	251,428
Cash, cash equivalents and short-term investments	$242,370	$49,538	$291,908

Balances as of December 31, 2020
Cash and cash equivalents (1)	$34,976	$—	$34,976
Short-term investments	141,582	53,645	195,227
Cash, cash equivalents and short-term investments	$176,558	$53,645	$230,203

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Numerator:
Net loss	$(2,282)	$(3,468)	$(9,915)	$(13,938)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	34,485	32,152	33,790	31,945

Net loss per share
Basic and diluted	$(0.07)	$(0.11)	$(0.29)	$(0.44)
The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Options to purchase common stock, including ESPP	213	517	253	568
Restricted stock units and performance stock units	1,831	2,125	1,967	1,880
Convertible senior notes (if-converted)	4,998	—	4,795	—

6.Goodwill and Intangible Assets
Goodwill
As of June 30, 2021 and December 31, 2020, the Company had $94.8 million and $69.2 million of goodwill, respectively. The addition to goodwill during the six months ended June 30, 2021 of $25.7 million was based on the purchase price allocations of the acquisition completed during the three months ended June 30, 2021 (see Note 12). As of June 30, 2021, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2020	$69,168
Acquired in acquisition (Note 12)	25,678
Balance at June 30, 2021	$94,846
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

		June 30, 2021			December 31, 2020
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.3	$17,620	$(10,992)	$6,628	$12,360	$(10,255)	$2,105
Customer relationships	8.0	19,640	(8,073)	11,567	16,350	(7,143)	9,207
Backlog	3.8	5,950	(1,708)	4,242	2,240	(1,343)	897
Trademarks	3.0	1,770	(1,301)	469	1,770	(1,191)	579
Intangible assets, net book value		$44,980	$(22,074)	$22,906	$32,720	$(19,932)	$12,788
Amortization expense was $1.3 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $2.1 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of June 30, 2021 was as follows:

(in thousands)	Future amortization
2021 (remaining six months)	$3,235
2022	6,057
2023	5,537
2024	3,506
2025	1,409
2026	1,090
Thereafter	2,072
Future amortization expense	$22,906

7.Balance Sheet Components
Inventories

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$356	$462
Finished goods	8,246	9,697
Total inventories	$8,602	$10,159
Property and equipment, net

(in thousands)	June 30, 2021	December 31, 2020
Computer equipment and software	$15,865	$15,912
Furniture, fixtures and equipment	2,760	2,570
Leasehold improvements	5,762	5,306
Manufacturing tools and equipment	2,758	2,506
Construction in process	210	629
Property and equipment, at cost	27,355	26,923
Less: Accumulated depreciation	(20,507)	(18,820)
Property and equipment, net	$6,848	$8,103
Depreciation and amortization expense for property and equipment was $1.3 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense for property and equipment was $2.4 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Minimum payments to be received on sales-type leases	$1,101	$1,440
Less: Unearned interest income and executory revenue portion	(540)	(731)
Net investment in sales-type leases	561	709
Less: Current portion	(316)	(360)
Non-current net investment in sales-type leases	$245	$349
Sales-type lease activity recognized in the condensed consolidated statement of operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Lease revenue	$500	$1,118	$919	$1,553
Less: Cost of lease shipments	(32)	(165)	(40)	(175)
Gross profit	$468	$953	$879	$1,378

Interest income (expense), net on lease receivable	$1	$(6)	$2	$(12)
Initial direct cost incurred	$22	$60	$39	$83
There were no allowances for doubtful accounts on these leases as of June 30, 2021 and December 31, 2020. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the condensed consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of June 30, 2021 were as follows:

(in thousands)	Future lease payments
2021 (remaining six months)	$361
2022	522
2023	185
2024	33
Total	$1,101
Accrued payroll and other current liabilities

(in thousands)	June 30, 2021	December 31, 2020
Payroll and related expenses	$11,907	$9,043
Accrued payables	2,985	3,160
Operating lease liabilities, current portion	3,627	2,529
Lease financing, current portion	1,097	1,034
Product warranty	433	453
Customer prepayments	1,472	4,292
Sales and use tax payable	513	476
Other taxes payable	2,210	1,832
Other	513	376
Total accrued payroll and other current liabilities	$24,757	$23,195
The changes in the Company’s product warranty reserve are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Warranty balance at the beginning of the period	$462	$440	$453	$420
Warranty expense accrued for shipments during the period	80	115	150	223
Changes in estimate related to pre-existing warranties	(94)	40	(126)	9
Warranty settlements made	(15)	(74)	(44)	(131)
Total product warranty	$433	$521	$433	$521

Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. The Company’s leases have remaining lease terms of approximately nine months to approximately eight years. Operating lease cost, including short-term operating leases was $0.8 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively and $1.5 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	June 30, 2021
Other long-term assets	$4,908

Accrued payroll and other current liabilities	3,627
Other long-term liabilities	2,692
Total operating lease liabilities	$6,319
Other information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$1,005	$732	$1,766	1,444
Right-of-use assets obtained in exchange for lease obligations	$1,423	$122	$2,096	122
Weighted average remaining lease term	2.13 years	2.46 years	2.13 years	2.46 years
Weighted average discount rate	8%	8%	8%	8%
Maturities of lease liabilities as of June 30, 2021 are as follows:

(in thousands)	Operating leases
2021 (remaining six months)	$2,073
2022	3,096
2023	908
2024	523
2025	175
2026	74
Total maturities of lease liabilities	6,849
Less imputed interest	(530)
Total	$6,319
During the three months ended June 30, 2021, the Company entered into a new lease for its headquarters with lease payments totaling $15.5 million. The Company will have access to the facility starting in the third quarter of 2021 and the lease goes through the second quarter of 2029.

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
On or after June 15, 2026, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. If a fundamental change occurs (as set forth in the indenture governing the 2026 Notes), each holder of the 2026 Note shall have the right, at such holder’s option, to require the Company to repurchase for cash all of such their Notes, or any portion of the principal amount, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. During the six months ended June 30, 2021, the conditions allowing holders of the 2026 Notes to convert have not been met and there were no changes to the initial conversion price of the 2026 Notes. The 2026 Notes are not convertible during the six months ended June 30, 2021 and are classified as long-term debt.
In accounting for the 2026 Notes after adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability. The carrying amount of the liability component for 2026 Notes is $218.0 million as of June 30, 2021, with principal of $224.5 million, net of unamortized issuance costs of $6.5 million. The costs related to the 2026 Notes are being amortized to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 1.05%.
The 2026 Notes and related interest expense consist of the following:

(in thousands)	June 30, 2021
Liability:
Principal	$224,500
Unamortized issuance costs	(6,480)
Net carrying amount	$218,020

	Three months ended June 30,	Six months ended June 30,
(in thousands)	2021	2021
Contractual interest expense	$276	$337
Amortization of issuance costs	295	359
Total interest expense	$571	$696

2026 Capped Calls
In connection with the pricing of the 2026 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls”). The 2026 Capped Calls have an initial strike price of $60.14 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $77.96 per share, subject to certain adjustments. Conditions that cause adjustments to the initial strike price of the 2026 Capped Calls mirror conditions that result in corresponding adjustments for the 2026 Notes. The 2026 Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the 2026 Capped Calls are separate transactions, and not part of the terms of the 2026 Notes. As these transactions meet certain accounting criteria, the 2026 Capped Calls are recorded in stockholders' equity at an amount of $17.4 million and are not accounted for as derivatives. In connection with the partial exercise of the overallotment option and the issuance by the Company of $24.5 million of 2026 Notes on April 5, 2021, the Company entered into $1.9 million of additional privately negotiated capped calls with the same terms as the initial capped calls.
Convertible Senior Notes due 2023
In May 2018, the Company issued $143.8 million aggregate principal amount of 1.50% Convertible Senior Notes due May 15, 2023 (the “2023 Notes”), including $18.8 million aggregate principal amount of such notes pursuant to the exercise in full of options granted to the initial purchasers. The 2023 Notes are unsecured, unsubordinated obligations and bear interest at a fixed rate of 1.50% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2018. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $138.9 million.
In the first quarter of 2021, the Company used part of the net proceeds from the issuance of the 2026 Notes to retire $102.9 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions for consideration of $102.9 million in cash and 1,277,731 shares of the Company’s common stock (the "2023 Note Repurchase Transactions"). The Company separately settled the accrued interest of approximately $0.5 million associated with the retired 2023 Notes in cash.
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

On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If certain specified fundamental changes occur (as set forth in the indenture governing the 2023 Notes) prior to the maturity date, holders of the 2023 Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the six months ended June 30, 2021, the conditions allowing holders of the 2023 Notes to convert have not been met and there were no changes to the initial conversion price of the 2023 Notes. The 2023 Notes are not convertible during the six months ended June 30, 2021 and are classified as long-term debt.
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
In accounting for the 2023 Notes after adoption of ASU 2020-06, the 2023 Notes are accounted for as a single liability. The carrying amount of the liability component for 2023 Notes is $40.3 million as of June 30, 2021, with principal of $40.8 million, net of debt issuance cost of $0.5 million. The issuance costs related to the 2023 Notes are being amortized to interest expense over the contractual term of the 2023 Notes at an effective interest rate 2.19%.
The 2023 Notes and related interest expense consist of the following:

(in thousands)	June 30, 2021	December 31, 2020
Liability:
Principal	$40,804	$143,750
Unamortized debt discount	—	(17,411)
Unamortized issuance costs	(539)	(1,963)
Net carrying amount	$40,265	$124,376

Stockholders’ equity:
Debt discount for conversion option	$—	$33,350
Issuance costs	—	(1,136)
Net carrying amount	$—	$32,214

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Contractual interest expense	$153	$539	$190	$1,078
Amortization of debt discount	—	1,590	—	3,149
Amortization of issuance costs	70	179	88	355
Total interest expense	$223	$2,308	$278	$4,582

The total estimated fair value of the 2023 and 2026 Notes (“the Notes”) as of June 30, 2021 was approximately $270.0 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the closing price of the Company’s common stock of $39.85 on June 30, 2021, the if-converted value of the Notes of $199.2 million was less than their principal amount.
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

Impact on Earnings Per Share
Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread of its 2023 Notes. Under the treasury stock method, in periods when the Company reports net income, the Company is required to include the effect of additional shares that may be issued under the 2023 Notes when the price of its’ common stock exceeds the conversion price. The conversion spread on the 2023 convertible senior notes had an anti-dilutive impact during the six months ended June 30, 2020, since the average market price of the Company’s common stock during the period exceeded the initial conversion price per share for the 2023 Notes and the Company was in a net loss position.
After the adoption of ASU 2020-06, the Company uses the if-converted method for calculating any potential dilutive effect of its 2023 Notes and 2026 Notes for the three and six months ended June 30, 2021. Under this method, diluted earnings per share would generally be calculated assuming that all the 2023 and 2026 Notes were converted solely into 5.1 million shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. The potential shares of common stock issuable upon the conversion of the 2023 and 2026 Notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive as of June 30, 2021.

9.Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of June 30, 2021 and December 31, 2020, approximately $9.7 million and $6.1 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
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

Stock Option Activity
The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan and the 2012 Plan and non-plan stock option agreements for the six months ended June 30, 2021:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2020	299,031	$15.58	2.68	$7,761
Options exercised	(99,167)	16.20
Options canceled	(9,431)	16.77
Outstanding at June 30, 2021	190,433	$15.19	2.22	$4,696
At June 30, 2021, there was no unrecognized compensation cost related to options. We did not grant any stock options during the six months ended June 30, 2021. As of June 30, 2021, there were 1,742,713 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the six months ended June 30, 2021 employees purchased 77,538 shares of common stock at an average price of $27.68 per share. During the six months ended June 30, 2020 employees purchased 126,046 shares of common stock at an average price of $15.60 per share. As of June 30, 2021, there were 1,198,413 shares available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Expected term (in years)	0.50	0.50	0.50	0.50
Volatility	54.2% - 55%	50% - 54.14%	54.2% - 55%	50.0% - 54.14%
Risk-free interest rate	0.03% - 0.12%	0.15% - 1.59%	0.03% - 0.12%	0.15% - 1.59%
Dividend yield	0%	0%	0%	0%

Restricted Stock Units and Performance Stock Units
The Company issues RSUs and PSUs as part of its compensation plans. A summary of RSU and PSU activity for the six months ended June 30, 2021 is presented below:

	Restricted Stock Units and Performance Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2020	2,140,763	$25.16
Granted	708,213	38.94
Vested	(879,615)	24.50
Forfeited	(138,662)	27.82
Outstanding at June 30, 2021	1,830,699	$30.61
At June 30, 2021, there was $47.2 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.01 years.
During the second quarter of fiscal year 2020 the Company granted 145,877 PSUs to certain executives under the 2012 Equity Incentive Plan (the “2012 Plan”). PSUs are contingent on the achievement of our comparative market-based returns. On the date of grant, the fair value of the total shareholder return (TSR) component of the PSUs is estimated using a Monte Carlo valuation model. The PSUs will vest over a three-year performance period. The number of shares the PSU holder receives is based on the extent to which the corresponding market conditions have been achieved. For awards subject to service and market conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 200% of the target amount. Compensation expense for awards with performance-based and service-based conditions is recognized over the requisite service period. These grants were reduced from shares of common stock reserved for issuance under stock option plans as if 200% of the target amount were achieved. The assumptions used to determine the fair value are level 3 fair value measurements which include unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
The assumptions used in the Monte Carlo valuation model to value the PSUs were as follows:

Grant Date June 1, 2020
Grant date fair value per share	$30.70
Expected term (in years)	3
Volatility	42.68%
Risk-free interest rate	0.20%
Dividend yield	—%
Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,395	$1,114	$2,479	$2,087
Research and development	1,233	1,023	2,233	1,989
Sales and marketing	2,432	1,961	4,757	3,821
General and administrative	2,063	2,268	4,516	4,310
Total stock-based compensation	$7,123	$6,366	$13,985	$12,207

11.Income Taxes
The Company recorded a $0.3 million and $0.1 million provision for income taxes for the six months ended June 30, 2021 and 2020, respectively. The provision for income taxes for the six months ended June 30, 2021 was primarily due to foreign income and withholding taxes. The expense for the six months ended June 30, 2020 was primarily due to the accretion of deferred tax liability associated with indefinite lived intangibles, taxes on international operations and state income taxes.
As of June 30, 2021, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
As of June 30, 2021, the statute of limitations lapsed on the FIN48 liabilities in the amount of $50 thousand.
On March 11, 2021 the American Rescue Plan Act of 2021 (the “Act”) was enacted and signed into law. The Act contains several tax provisions, including expansion of employment tax credits. The Company is currently evaluating the impact of the Act on its consolidated financial statements, but does not expect the tax provisions will result in a material impact to the Company’s tax position.

12.Business Acquisitions
Acquisition of PatientSafe Solutions, Inc.
On May 4, 2021, the Company acquired all of the outstanding equity interest of PatientSafe for approximately $36.0 million in cash, net of cash acquired of $0.2 million. PatientSafe provides a clinical communication and collaboration (CC&C) solution for smartphones that is engineered to run in the cloud. The solution is designed for hospitals and health systems that have invested in their electronic health record (EHR) mobile workflow software, are smartphone centric, and prefer a cloud-based CC&C solution. The solution enhances care team mobility and efficiency at the point of care through effective, reliable communication and clinical workflows. Nurses can document to the EHR while receiving filtered, prioritized alarm and task notifications. Physicians can communicate with the nurses and team members supporting their patients. Two-way communication with a hospital’s EHR system enables clinicians to complete certain documentation and manage patient-centric communication from their smartphones. Moving forward the PatientSafe solutions will be marketed and sold under the Vocera Edge brand.
The following table presents the preliminary fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands, except useful lives)	Estimated Fair Value	Estimated Useful life (in years)
Assets
Current assets	$1,527
Restricted cash	598
Fixed assets, net	208
Operating lease right-of-use asset	2,089
Other assets	74
Intangibles assets
Customer relationships	3,290	8
Developed technology	5,260	3
Backlog	3,710	4
Goodwill	25,678
Total assets	$42,434
Liabilities
Current liabilities	3,642
Deferred revenue	1,774
Operating lease liabilities, long term	906
Other long-term liabilities	112
Total liabilities	6,434
Net assets acquired	$36,000
The estimated fair values of identifiable intangible assets were primarily determined using discounted cash flow models. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors and estimates of future revenues and costs. The amortization of developed technology and backlog is recorded in "cost of revenues" for product and the amortization for the remaining intangibles is recorded in "sales and marketing" expenses on the condensed consolidated statement of operations.

The excess of the acquisition consideration over the fair values of the underlying net assets acquired was recorded as goodwill. Goodwill is largely attributed to the synergy of PatientSafe’s proprietary solutions with the Company’s existing customer base, dedicated sales force and cross selling opportunities with the Company’s other solutions. Goodwill is not amortized but is instead tested for impairment at least annually or more frequently if indicators of impairment are present. The goodwill acquired as part of the acquisition is not deductible for tax purposes.

The Company incurred $1.7 million of acquisition-related costs in the three months ended June 30, 2021 that were expensed as incurred. These costs are recorded as general and administrative expenses in the consolidated statement of operations.
The acquisition did not result in material contributions to revenue or net loss in the condensed consolidated financial statements in the six months period ended June 30, 2021. Additionally, pro forma financial information is not provided for consolidated revenue and net income as such amounts attributable to PatientSafe were insignificant to the Company’s condensed consolidated financial statements taken as a whole.

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
We primarily sell devices, software, subscriptions and support, and professional services directly to end users. Total revenue increased $16.8 million from $88.0 million for the six months ended June 30, 2020 to $104.8 million for the six months ended June 30, 2021. Our total deferred revenue and backlog was $218.4 million as of June 30, 2021 compared to $173.9 million as of December 31, 2020. For the six months ended June 30, 2021, we recorded a net loss of $9.9 million compared to a net loss of $13.9 million for the six months ended June 30, 2020.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 10.0%, 10.7% and 8.7% of our revenue in the six months ended June 30, 2021, and the years ended December 31, 2020 and 2019, respectively. We believe certain international markets represent attractive growth opportunities.
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
In the current quarter, we acquired PatientSafe for $36.0 million, net of $0.2 million of cash acquired. For further discussion on the acquisition, please refer to Note 12 in the notes to the condensed consolidated financial statements.
COVID-19 Pandemic
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Since our last filing, COVID-19 infections have continued and are increasing in many geographies of the world. Although there is an increase in vaccinations, infection rates could continue to increase due to a variety of factors, including new variants of the disease.
Over the course of the COVID-19 pandemic, our business has been impacted in several ways, including the following:

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
Overall, the outbreak did not have a material impact on our operating results or business in the six months ended June 30, 2021. While future impacts cannot be predicted at this time, the shift in hospital resources, attention to treatment of COVID-19 patients and declines in hospital revenues may result in reduced demand for our products and solutions, longer sales cycles and/or delays of customer implementations, which could negatively impact our financial condition.
We have generated operating cash flows in the past and our $291.9 million in cash and short-term investments provides us with ample liquidity to meet our current needs. However, given the dynamic nature of this situation, we cannot accurately estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows.
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

	Three months ended June 30,				Six months ended June 30,
Consolidated statement of operations data:	2021		2020		2021		2020
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$28,344	50.5%	$23,951	50.6%	$50,952	48.6%	$41,801	47.5%
Service	27,836	49.5	23,396	49.4	53,896	51.4	46,219	52.5
Total revenue	56,180	100.0	47,347	100.0	104,848	100.0	88,020	100.0
Cost of revenue
Product	7,541	13.5	7,710	16.3	14,497	13.9	14,074	16.0
Service	12,383	22.0	9,694	20.5	23,210	22.1	20,217	23.0
Total cost of revenue	19,924	35.5	17,404	36.8	37,707	36.0	34,291	39.0
Gross profit	36,256	64.5	29,943	63.2	67,141	64.0	53,729	61.0
Operating expenses:
Research and development	12,006	21.4	9,349	19.7	22,356	21.2	18,381	20.9
Sales and marketing	18,425	32.8	15,998	33.8	36,095	34.5	32,961	37.4
General and administrative	9,064	16.1	6,923	14.6	16,339	15.6	13,314	15.1
Total operating expenses	39,495	70.3	32,270	68.1	74,790	71.3	64,656	73.4
Loss from operations	(3,239)	(5.7)	(2,327)	(4.9)	(7,649)	(7.3)	(10,927)	(12.4)
Interest income	295	0.5	913	1.9	641	0.6	2,033	2.3
Interest expense	(794)	(1.4)	(2,308)	(4.9)	(1,571)	(1.4)	(4,582)	(5.2)
Other income (expense), net	1,544	2.7	210	0.4	(1,002)	(1.0)	(381)	(0.4)
Loss before income taxes	(2,194)	(3.9)	(3,512)	(7.5)	(9,581)	(9.1)	(13,857)	(15.7)
Provision for income taxes	(88)	(0.2)	44	0.1	(334)	(0.4)	(81)	(0.1)
Net loss	$(2,282)	(4.1)%	$(3,468)	(7.4)%	$(9,915)	(9.5)%	$(13,938)	(15.8)%
Revenue:

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Change		2021	2020	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$16,256	$17,100	$(844)	(4.9)%	$31,529	$31,003	$526	1.7%
Software	12,088	6,851	5,237	76.4	19,423	10,798	8,625	79.9
Total product	28,344	23,951	4,393	18.3	50,952	41,801	9,151	21.9

Service revenue
Subscription and support	22,641	18,994	3,647	19.2	43,600	37,063	6,537	17.6
Professional services and training	5,195	4,402	793	18.0	10,296	9,156	1,140	12.5
Total service	27,836	23,396	4,440	19.0	53,896	46,219	7,677	16.6
Total revenue	$56,180	$47,347	$8,833	18.7%	$104,848	$88,020	$16,828	19.1%

Three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Total revenue increased $8.8 million, or 18.7%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Product revenue increased $4.4 million, or 18.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Device revenue decreased $0.8 million, or 4.9%, and software revenue increased $5.2 million, or 76.4% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in device revenue was driven primarily by decreased unit volume sales of Badges and related accessories. The increase in software revenue was mainly a result of an increase in the number of software licenses delivered to our customers.
Service revenue increased $4.4 million, or 19.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Subscription and support revenue increased $3.6 million, or 19.2%, and professional services and training revenue increased $0.8 million, or 18.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in subscription and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to an increase in implementation services for our solutions.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Total revenue increased $16.8 million, or 19.1%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Product revenue increased $9.2 million, or 21.9%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Device revenue increased $0.5 million, or 1.7%, and software revenue increased $8.6 million, or 79.9% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in device revenue was driven primarily by an increased percentage of sales of the Smartbadge out of total devices sold. The increase in software revenue was mainly a result of an increase in the number of software licenses delivered to our customers.
Service revenue increased $7.7 million, or 16.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Subscription and support revenue increased $6.5 million, or 17.6%, and professional services and training revenue increased $1.1 million, or 12.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in subscription and support revenue was primarily the result of having a larger customer base purchasing software maintenance contracts. The increase in professional services and training revenue was due to an increase in implementation services for our solutions.
Cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Change		2021	2020	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$7,541	$7,710	$(169)	(2.2)%	$14,497	$14,074	$423	3.0%
Service	12,383	9,694	2,689	27.7	23,210	20,217	2,993	14.8
Total cost of revenue	$19,924	$17,404	$2,520	14.5%	$37,707	$34,291	$3,416	10.0%

Gross margin
Product	73.4%	67.8%	5.6%		71.5%	66.3%	5.2%
Service	55.5%	58.6%	(3.1)%		56.9%	56.3%	0.6%
Total gross margin	64.5%	63.2%	1.3%		64.0%	61.0%	3.0%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Cost of product revenue decreased $0.2 million, or 2.2%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This was primarily driven by a decrease in the unit volume of Badges and related accessories sold and a decrease in inventory costs. For the same comparative periods, product gross margin increased primarily as a result of a higher proportion of software revenue versus device revenue.
Cost of service revenue increased $2.7 million, or 27.7%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Cost of service revenue increased due to higher compensation and benefits as a result of increased headcount related to core business as well as the acquisitions of PatientSafe and Ease. For the same comparative periods, service gross margin as a percentage of service revenue decreased primarily as a result of an increase in costs related to the acquisitions of PatientSafe and Ease.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Cost of product revenue increased $0.4 million, or 3.0%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This was primarily driven by an increase in amortization related to the acquisitions of Ease and PatientSafe. For the same comparative periods, product gross margin increased primarily as a result of higher software revenue.
Cost of service revenue increased $3.0 million, or 14.8%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of an increase in subscription and support revenue. In addition, cost of service revenue increased due to increased compensation and benefits as a result of increased headcount and costs related to core business and the acquisitions of PatientSafe and Ease.
Operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Change		2021	2020	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$12,006	$9,349	$2,657	28.4%	$22,356	$18,381	$3,975	21.6%
Sales and marketing	18,425	15,998	2,427	15.2	36,095	32,961	3,134	9.5
General and administrative	9,064	6,923	2,141	30.9	16,339	13,314	3,025	22.7
Total operating expenses	$39,495	$32,270	$7,225	22.4%	$74,790	$64,656	$10,134	15.7%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Research and development expense. Research and development expense increased $2.7 million, or 28.4%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This was primarily due to an increase of $1.9 million in compensation, benefits and hiring costs associated with increased headcount and an increase of $0.7 million in outside services and development.
Sales and marketing expense. Sales and marketing expense increased $2.4 million, or 15.2%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This was primarily due to an increase of $1.8 million in compensation, benefits and hiring costs associated with increased headcount, $0.3 million increase in amortization related to the acquisition of Ease and PatientSafe and an increase of $0.3 million in marketing development costs.
General and administrative expense. General and administrative expense increased $2.1 million, or 30.9%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This was primarily due to an increase in compensation, benefits and hiring costs of $1.2 million due to increased headcount, severance and retention costs related to the acquisition of PatientSafe and an increase of $0.8 million in outside services.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Research and development expense. Research and development expense increased $4.0 million or 21.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This was primarily due to an increase of $2.8 million in compensation, benefits and hiring costs associated with increased headcount, an increase of $0.9 million in outside services and development, and an increase of $0.3 million in research and development equipment.
Sales and marketing expense. Sales and marketing expense increased $3.1 million or 9.5% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This was primarily due to an increase in compensation, benefits and hiring costs of $3.0 million resulting from higher headcount, an increase of $0.5 million in amortization related to the acquisition of Ease and PatientSafe, and an increase of $0.3 million in outside services. This increase was partially offset by a decrease in travel expense of $0.7 million.
General and administrative expense. General and administrative expense increased $3.0 million or 22.7% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This was primarily due to an increase in compensation, benefits and hiring costs of $1.8 million due to increased headcount, severance and retention costs related to the acquisition of PatientSafe and achievement of performance related compensation targets and an increase of $1.2 million in outside services.

Interest income and Other income (expense), net:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Interest income	$295	$913	$(618)	$641	$2,033	$(1,392)
Interest expense	(794)	(2,308)	1,514	(1,571)	(4,582)	3,011
Other income (expense), net	1,544	210	1,334	(1,002)	(381)	(621)
Three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Interest income. Interest income decreased $0.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease was due to earning a lower rate of return on our investments.
Interest expense. For the three months ended June 30, 2021 we had interest expense of $0.8 million resulting from the amortization of debt issuance costs and the contractual interest incurred on the issuance of the Notes. This decrease of $1.5 million from June 30, 2020 was primarily due to the impact of the adoption of ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which eliminates the debt discount and amortization. The amortization of the debt discount was previously accounted for as part of interest expense and represented $1.6 million of the total interest expense for the three months ended June 30, 2020.
Other income (expense), net. The change in other income in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to the change in the fair value adjustment of the Ease contingent consideration included in earnings.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Interest income. Interest income decreased $1.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was due to earning a lower rate of return on our investments.
Interest expense. For the six months ended June 30, 2021 we had interest expense of $1.6 million resulting from the amortization of debt issuance costs and the contractual interest incurred on the issuance of the Notes. This decreased $3.0 million from the six months ended June 30, 2020 which primarily due to the impact of the adoption of ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which eliminates the debt discount and amortization. The amortization of the debt discount was previously accounted for as part of interest expense and represented $3.2 million of the total interest expense for the six months ended June 30, 2020.
Other income (expense), net. The change in other expense in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the $2.1 million inducement loss resulting from the repurchase of the 2023 Notes partially offset by the change in the fair value adjustment of the Ease contingent consideration included in earnings of $0.8 million for the six months ended June 30, 2021 .
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents and short-term investments of $291.9 million.
In March 2021, we issued $200.0 million aggregate principal amount of 0.50% Convertible Senior Notes and we used part of the net proceeds from the issuance of the 2026 Notes to retire approximately $102.9 million aggregate principal amount of the 2023 Notes. In addition, in April 2021, the purchasers partially exercised the overallotment option and we issued an additional $24.5 million aggregate principal amount of the 2026 Notes. For additional information, see Note 8 of Notes to Consolidated Financial Statements.
We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Six months ended June 30,
(in thousands)	2021	2020
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$11,448	$6,861
Net cash used in investing activities	(94,060)	(1,197)
Net cash provided by (used in) financing activities	88,714	(1,982)
Net increase in cash, cash equivalents and restricted cash	$6,102	$3,682
Operating activities
Cash provided by operating activities was $11.4 million for the six months ended June 30, 2021. Cash provided by operating activities was the result of a net loss of $9.9 million and a decrease in lease-related performance liabilities of $0.6 million, offset by non-cash items such as stock-based compensation of $14.0 million, non-cash lease expense of $1.2 million, amortization of debt issuance costs of $0.6 million, amortization of $4.6 million for property and equipment and acquired intangible assets and inducement loss of $2.1 million resulting from the repurchase of our 2023 Notes as well as $1.6 million of other items primarily driven by the accretion of investments. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $10.0 million, an increase of $0.1 million in other receivables, a decrease of $1.4 million in inventories, an increase of $1.1 million in prepaid expenses and other assets, an increase in deferred commissions of $2.6 million, a decrease of $0.5 million in accounts payable, a decrease of $5.3 million in accrued payroll and other liabilities and a $4.0 million decrease in deferred revenue.
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
Investing activities
Cash used in investing activities was $94.1 million for the six months ended June 30, 2021, due to $127.2 million in purchases of short-term investments and $35.4 million used in the acquisition of PatientSafe offset by $69.4 million of short-term investment maturities. An additional $0.9 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $1.2 million for the six months ended June 30, 2020, due to $72.1 million of short-term investment maturities, $14.4 million from sales of short-term investments, offset by $86.3 million for purchases of short-term investments. An additional $1.4 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $88.7 million for the six months ended June 30, 2021, attributable to $217.8 million of net proceeds from convertible senior notes, $2.1 million of proceeds from issuance of common stock from the employee stock purchase plan, $0.2 million of cash from lease-related performance obligations, and $1.6 million of proceeds from stock option exercises, offset by $102.9 million related to the repayment of a portion of our 2023 Notes, a $17.4 million payment for the purchase of capped calls related to our 2026 Notes and $12.7 million cash paid for employee taxes collected via net share settlement.

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
Historically our operations have consisted of research and development and sales activities in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We are considering plans to expand our international presence. Accordingly, we expect that our exposure to changes in foreign currency exchange rates and economic conditions may increase in future periods.
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
As of June 30, 2021, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
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
•We primarily compete in the rapidly evolving and competitive healthcare market, and if we fail to effectively respond to competitive pressures, our business and operating results could be harmed.
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
We have incurred significant losses in the past and reported a net loss of $9.9 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $154.7 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 98%, 98% and 96% of our revenue for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
Most of our solutions require a substantial upfront investment by new customers. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless infrastructure, if any, within the hospital. Even if hospital personnel determine that our solutions provide compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless infrastructure to initially deploy and support our solutions or expand our solutions to other departments or users. Hospitals face significant budget constraints from the COVID-19 pandemic, as they have had to postpone elective procedures that provide a significant portion of their revenue. Hospital budgets are also constrained by unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, which add to these budget pressures. Also as part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual health insurance mandate under the Patient Protection and Affordable Care Act of 2010 (ACA) was set to zero effective in 2019, essentially repealing it. It is uncertain if there will be changes to the ACA, but there have been attempts in the past to repeal or amend the ACA, as well as continue to undertake other healthcare reforms. As a consequence of these regulatory and other factors, hospitals may delay or reduce their spending, which may cause slowdowns and deferral of orders for our solutions, or customers may choose other less expensive solutions, both of which could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our solutions, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

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
Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, clinical integration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. In some cases we also use third parties to provide professional services to our customers, which means that we have less control over how these services are performed. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is deemed unsatisfactory, we may incur significant costs to attain and sustain customer satisfaction or, in extreme cases, our customers may choose not to deploy our solutions. As we hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners or other outsourced professional support contractors to provide high-quality services and support could also harm sales of our solutions.
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

We depend on sole and limited source suppliers for several hardware components of our solutions, including our batteries and integrated circuits. We purchase inventory generally through individual purchase orders. Any of these suppliers could cease production of our components, cease to provide the necessary levels of support for our use of their components, experience capacity constraints, material shortages, work stoppages, epidemics or contagious diseases, such as the coronavirus outbreak, that negatively impact them and their suppliers, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by or enter into exclusive arrangements with, a competitor. For example, we have experienced, and may continue to experience periodic delays in deliveries from our suppliers as a result of the COVID-19 pandemic. These suppliers typically rely on purchase orders rather than long-term contracts with their suppliers, and as a result, the supplier may not be able to secure sufficient materials at reasonable prices or of acceptable quality to build our components in a timely manner.
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
Sercomm, SMTC, other contract manufacturers or ODMs may experience problems that could impact the quantity and quality of hardware components of our solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. The majority of the hardware components of our solution are manufactured in Asia or Mexico, and adverse changes in political or economic circumstances, or health related issues such as epidemics or contagious diseases, in those locations could also disrupt our supply and quality of components of our solutions. For example, there is currently a global shortage of semiconductors that are used in a wide variety of products, including ours. Our contract manufacturers currently have an adequate supply of semiconductors to satisfy our expected demand for 2021, but a prolonged shortage could result in manufacturing delays for our products. In addition, U.S. government officials have imposed changes in trade, tariffs, fiscal and tax policies and may do so in the future, and any such changes in the U.S. or in other countries from which we source components of our products could adversely affect our business.
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
The pandemic has affected, and may continue to adversely affect, our customers’ operations, our employees and our employee productivity. It may impact the ability of our customers, subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in payment defaults, collection costs and/or delays or disruptions in performance. In particular, hospitals and healthcare facilities have prioritized the care and treatment of COVID-19 patients and may have restricted access for most visitors and reduced spending unrelated to COVID-19. These customers have also had to suspend elective procedures in some cases, which generate a majority of their profits, adding to their financial difficulties. While many elective procedures have resumed, it is uncertain whether consumers will seek those procedures due to concerns about COVID-19, and it is also uncertain if elective procedures will be suspended again if cases increase. In response, some have furloughed staff, including those we ordinarily work with to sell and implement our offerings.
Outside of healthcare, some of our clients in the hospitality and retail industries have suspended or modified operations until stay-at-home orders are lifted, and potentially beyond. Although stay-at-home orders have been lifted in many areas, it is uncertain whether consumers will return to those establishments and how successful these businesses will be. As a result, we have experienced delays in planned deployments and changes in customer demand, and could experience additional delays, discounts, customer payment issues, bad debt, potential terminations and unpredictability as our customers continue to respond to the challenges of treating and containing the COVID-19 pandemic.
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
•changes in how healthcare operating and capital budgets are administered by our customers;
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

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic. For example, in the prior fiscal year we acquired EASE, a cloud-based communication platform and mobile application, to help enhance care team communication with patients and families, and in the current year, we acquired PatientSafe, a clinical communication and collaboration (CC&C) solution designed for hospitals and health systems that have invested in their EHR mobile workflow software, are smartphone centric, and may prefer a cloud-based CC&C solution. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating EASE or PatientSafe or any acquired businesses, technologies or assets. If we cannot effectively integrate the acquired business and products into our business, we may not achieve market acceptance for, or derive significant revenue from, these new solutions.
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
Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the six months ended June 30, 2021, and years ended December 31, 2020 and 2019, we generated approximately 19%, 18% and 17%, respectively, of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 25% and 33% of our accounts receivable as of June 30, 2021 and December 31, 2020, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
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

We believe that a significant opportunity exists to continue to sell our products to healthcare facilities in the Veterans Administration and Department of Defense (DoD). These customers require independent certification of compliance with specific requirements relating to encryption, security, interoperability and scalability, including Federal Information Processing Standard (FIPS) 140-2 and, as to DoD, certification by its Joint Interoperability and Test Command and under its Information Assurance Certification and Accreditation Process. We have received certification under certain of these standards for military-specific configurations of our solution incorporating our Badge and Smartbadge. We continue to carry out further compliance activities and recertifications, as required. A failure on our part to achieve and maintain compliance and to respond to new threats and vulnerabilities, both as to current products and as to new product versions, could adversely impact our revenue.

Our international operations subject us, and may increasingly subject us in the future, to operational, financial, economic and political risks abroad.

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. For the six months ended June 30, 2021 and years ended December 31, 2020 and 2019, we generated 10.0%, 10.7% and 8.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. We also operate an innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:
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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, retail, energy, education and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 400 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 2% and 4% of our revenue for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions, budget constraints, and technical issues as we adapt our solutions for the requirements of new markets. For example, some of our hospitality and retail customers have been significantly impacted by the COVID-19 pandemic and they have been forced to close locations and face significant revenue declines. Our solutions also may not contain the functionality required by these non-healthcare markets, may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer subscription and support contracts and extended warranty contracts ratably over the contract term, in some cases subject to an early termination right. Revenue from our subscription and support contracts accounted for 42%, 40% and 38% of our revenue for the six months ended June 30, 2021 and years ended December 31, 2020 and 2019, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription and support contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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
In addition, the use and disclosure of personal health information, non-health personal information is also subject to laws and regulations in other jurisdictions in which we do business or expect to do business in the future. Any developments stemming from enactment or modification of these laws and regulations, or the failure by us to comply with their requirements or to accurately anticipate the application or interpretation of these laws could create material liability to us (including but not limited to regulatory enforcement actions), which may result in adverse publicity and negatively affect our business.
For example, in May 2016, the EU formally adopted the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal information, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal information that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and additional requirements that we impose certain contractual obligations on third-party processors in connection with the processing of the personal information. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal information, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal information relates, the transfer of personal information out of the European Economic Area, security breach notifications and the security and confidentiality of personal information. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. Additionally, the United Kingdom (UK) implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. Since the beginning of 2021 (when the transitional period following Brexit expired), we also have to continue to comply with the GDPR and the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the U.K. and the EU remains uncertain, for example how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. The EU has issued a draft adequacy decision for personal information transfers from the European Economic Area to the U.K. on February 19, 2021. Although the European Data Protection Board (EDPB) issued an opinion generally supportive of the draft adequacy decision, the EDPB urged further assessment of certain issues and continued monitoring of developments in UK law. If this adequacy decision is not passed by the EU, it would require that companies implement protection measures such as the standard contractual clauses, or “Standard contractual Clauses,” for data transfers between the EU and the UK. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
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
On June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the implementing decision, or “Implementing Decision,” now in effect as of June 27, 2021. Under the Implementing Decision, we will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the European Economic Area, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Further, since the transition period for Brexit ended December 31, 2020, there remains some uncertainty regarding cross-border data transfers from the EU to the United Kingdom. The EU is expected to either issue an adequacy decision for such transfers in early 2021, or an adequacy mechanism such as the Standard Contractual Clauses will be required for transfer of personal information from the EU to the United Kingdom. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our solutions or increase the costs associated with selling our solutions and may affect our ability to invest in or jointly develop solutions in the United States and in foreign jurisdictions. If we are required to implement additional measures to transfer data from foreign jurisdictions, such as the EU, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations. Further, we cannot guarantee that our privacy and security policies and practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.

Additionally, several states have begun enacting new data privacy laws. For example, California recently enacted legislation, the California Consumer Privacy Act (CCPA), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. The CCPA took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended on multiple occasions and additional regulations of the California Attorney General came into effect on August 14, 2020 and were most recently amended on March 15, 2021. However, aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act (CPRA) was recently approved by California voters in connection with the election on November 3, 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Two states have recently passed personal information laws: the Colorado Privacy Act, which goes in effect on July 1, 2023; and Virginia’s Consumer Data Protection Act, which goes in effect on January 1, 2023.

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

As mentioned, changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.

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

As a result of the Notes offerings, we incurred $265.3 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2023 and 2026. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Notes) at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date of the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Index Number	Exhibit title

10.01	Sublease Agreement, dated May 25, 2021, by and between Arlo Technologies, Inc. and the Registrant.

10.02	2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 in our registration statement on Form S-8 filed with the SEC on June 7, 2021 (File No. 001-256867)).

10.03	Form of Performance Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan.

10.04	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan.

10.05	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.

10.06	Form of Performance Stock Option Agreement under the 2021 Equity Incentive Plan.

10.07	Form of Change and Control and Severance Agreement

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101).

+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCERA COMMUNICATIONS, INC.
Date: August 4, 2021	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: August 4, 2021	By:	/S/ Steven J. Anheier
Steven J. Anheier Chief Financial Officer
(Principal Financial Officer)