Form 10-Q
period 2021-09-30
VOCERA COMMUNICATIONS, INC.
filed 2021-11-03
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2021
Common Stock, $0.0003 par value per share	34,796,065

VOCERA COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
INDEX
PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)
Vocera Communications, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$40,602	$34,976
Short-term investments	263,973	195,227
Accounts receivable, net of allowance	43,802	45,653
Other receivables	6,834	6,170
Inventories	8,074	10,159
Prepaid expenses and other current assets	6,542	6,317
Total current assets	369,827	298,502
Property and equipment, net	6,477	8,103
Intangible assets, net	21,272	12,788
Goodwill	94,833	69,168
Deferred commissions	17,167	12,293
Other long-term assets	7,109	5,967
Total assets	$516,685	$406,821
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$7,493	$3,127
Accrued payroll and other current liabilities	25,013	23,195
Deferred revenue, current	55,753	54,785
Convertible senior notes, net	40,338	—
Total current liabilities	128,597	81,107
Deferred revenue, long-term	10,954	9,948
Convertible senior notes, net	218,327	124,376
Other long-term liabilities	6,501	10,374
Total liabilities	364,379	225,805
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of September 30, 2021 and December 31, 2020; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 34,767,666 and 32,692,561 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	304,931	340,515
Accumulated other comprehensive (loss) income	(33)	473
Accumulated deficit	(152,602)	(159,982)
Total stockholders’ equity	152,306	181,016
Total liabilities and stockholders’ equity	$516,685	$406,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Product	$32,936	$28,510	$83,888	$70,311
Service	30,632	25,305	84,528	71,524
Total revenue	63,568	53,815	168,416	141,835
Cost of revenue
Product	8,361	7,139	22,858	21,213
Service	12,230	10,346	35,440	30,563
Total cost of revenue	20,591	17,485	58,298	51,776
Gross profit	42,977	36,330	110,118	90,059
Operating expenses
Research and development	12,294	9,559	34,650	27,940
Sales and marketing	19,132	15,291	55,227	48,252
General and administrative	8,162	7,464	24,501	20,778
Total operating expenses	39,588	32,314	114,378	96,970
Income (loss) from operations	3,389	4,016	(4,260)	(6,911)
Interest income	227	645	868	2,678
Interest expense	(812)	(2,368)	(2,383)	(6,950)
Other (expense) income, net	(549)	264	(1,551)	(117)
Income (loss) before income taxes	2,255	2,557	(7,326)	(11,300)
(Provision for) benefit from income taxes	(178)	1,604	(512)	1,523
Net income (loss)	$2,077	$4,161	$(7,838)	$(9,777)

Income (loss) per share
Basic	$0.06	$0.13	$(0.23)	$(0.30)
Diluted	$0.06	$0.13	$(0.23)	$(0.30)
Weighted average shares used to compute net income (loss) per share
Basic	34,733	32,394	34,108	32,096
Diluted	35,746	33,019	34,108	32,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$2,077	$4,161	$(7,838)	$(9,777)
Other comprehensive (loss) gain, net:
Change in unrealized (loss) gain on investments, net of tax	(140)	(188)	(506)	662
Comprehensive income (loss)	$1,937	$3,973	$(8,344)	$(9,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2021	32,692,561	$10	$340,515	$473	$(159,982)	$181,016
Cumulative effect of the adoption of ASU 2020-06	—	—	(32,214)	—	15,218	(16,996)
Exercise of stock options	69,360	—	1,181	—	—	1,181
RSUs released net of shares withheld for tax settlement	97,766	—	(2,185)	—	—	(2,185)
Induced conversion of convertible senior notes	1,277,731	—	477	—	—	477
Issuance of capped calls	—	—	(15,460)	—	—	(15,460)
Employee stock-based compensation expense	—	—	6,862	—	—	6,862
Net loss	—	—	—	—	(7,633)	(7,633)
Other comprehensive loss	—	—	—	(234)	—	(234)
Balance at March 31, 2021	34,137,418	$10	$299,176	$239	$(152,397)	$147,028
Exercise of stock options	29,807	—	425	—	—	425
RSUs released net of shares withheld for tax settlement	447,601	—	(10,509)	—	—	(10,509)
Common stock issued under employee stock purchase plan	77,538	—	2,146	—	—	2,146
Issuance of capped calls	—	—	(1,894)	—	—	(1,894)
Employee stock-based compensation expense	—	—	7,123	—	—	7,123
Net loss	—	—	—	—	(2,282)	(2,282)
Other comprehensive loss	—	—	—	(132)	—	(132)
Balance at June 30, 2021	34,692,364	$10	$296,467	$107	$(154,679)	$141,905
Exercise of stock options	40,610	—	614	—	—	614
RSUs released net of shares withheld for tax settlement	34,692	—	(753)	—	—	(753)
Employee stock-based compensation expense	—	—	8,603	—	—	8,603
Net income	—	—	—	—	2,077	2,077
Other comprehensive loss	—	—	—	(140)	—	(140)
Balance at September 30, 2021	34,767,666	$10	$304,931	$(33)	$(152,602)	$152,306

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2020	31,660,709	$9	$313,963	$179	$(150,326)	$163,825
Exercise of stock options	77,909	—	731	—	—	731
RSUs released net of shares withheld for tax settlement	64,161	—	(864)	—	—	(864)
Employee stock-based compensation expense	—	—	5,841	—	—	5,841
Net loss	—	—	—	—	(10,470)	(10,470)
Other comprehensive loss	—	—	—	(956)	—	(956)
Balance at March 31, 2020	31,802,779	$9	$319,671	$(777)	$(160,796)	$158,107
Exercise of stock options	46,508	—	594	—		594
RSUs released net of shares withheld for tax settlement	372,639	—	(4,716)	—		(4,716)
Common stock issued under employee stock purchase plan	126,046	—	1,966	—		1,966
Employee stock-based compensation expense	—	—	6,366	—		6,366
Net loss	—	—	—	—	(3,468)	(3,468)
Other comprehensive gain	—	—	—	1,806		1,806
Balance at June 30, 2020	32,347,972	$9	$323,881	$1,029	$(164,264)	$160,655
Exercise of stock options	60,553	1	748	—	—	749
RSUs released net of shares withheld for tax settlement	22,682	—	(354)	—	—	(354)
Employee stock-based compensation expense	—	—	6,679	—	—	6,679
Net income	—	—	—	—	4,161	4,161
Other comprehensive loss	—	—	—	(188)	—	(188)
Balance at September 30, 2020	32,431,207	$10	$330,954	$841	$(160,103)	$171,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocera Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(7,838)	$(9,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,432	4,470
Accretion of investments	1,913	619
Stock-based compensation expense	22,588	18,886
Amortization of debt discount and issuance costs	997	5,333
Release of deferred tax valuation allowance	—	(2,056)
Non-cash lease expense	1,956	1,676
Non-cash impact of induced premium	2,059	—
Other	399	(11)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,770	3,782
Other receivables	(456)	(119)
Inventories	1,971	(5,673)
Prepaid expenses and other assets	(380)	(1,186)
Deferred commissions	(4,875)	(847)
Accounts payable	3,946	(1,067)
Accrued payroll and other liabilities	(5,609)	1,632
Change in lease-related performance obligations	(856)	(957)
Deferred revenue	200	(5,227)
Net cash provided by operating activities	26,217	9,478
Cash flows from investing activities
Payment for property and equipment	(1,957)	(2,890)
Business acquisitions, net of cash and restricted cash acquired	(35,397)	(24,218)
Purchases of short-term investments	(205,720)	(89,429)
Maturities of short-term investments	131,534	84,255
Sales of short-term investments	3,019	29,381
Net cash used in investing activities	(108,521)	(2,901)
Cash flows from financing activities
Cash from lease-related performance obligations	198	854
Repayment of borrowings	(102,946)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	217,707	—
Payment for purchase of capped calls	(17,354)	—
Proceeds from issuance of common stock from the employee stock purchase plan	2,146	1,966
Proceeds from exercise of stock options	2,220	2,073
Tax withholdings paid on behalf of employees for net share settlement	(13,443)	(5,932)
Net cash provided by (used in) financing activities	88,528	(1,039)
Net increase in cash, cash equivalents and restricted cash	6,224	5,538
Cash, cash equivalents and restricted cash at beginning of period	34,976	25,704
Cash, cash equivalents and restricted cash at end of period	$41,200	$31,242

	Nine months ended September 30,
(in thousands)	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Costs related to the convertible senior notes in accounts payable and accrued liabilities	$51	$—
Operating lease right-of-use assets exchanged for lease obligations, net of acquired leases	$731	$139
Convertible senior notes converted to equity	$477	$—
Property and equipment in accounts payable and accrued liabilities	$51	$314

Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$40,602	$31,242
Restricted cash included in other long-term assets	598	—
Total cash, cash equivalents and restricted cash	$41,200	$31,242
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
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd and Vocera Communications Australia Pty Ltd. in 2005, Vocera Canada, Ltd. in 2010, Vocera Communications India Private Ltd. in 2013, Vocera Communications Middle East FZ LLC in 2014, acquired Extension, LLC in 2016, EASE Applications, LLC ("EASE") in 2020 and PatientSafe Solutions, Inc. (“PatientSafe”) in 2021.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The estimates include, but are not limited to, revenue recognition, warranty reserves, allowance for doubtful accounts, inventory reserves, bonuses, goodwill and intangible assets, stock-based compensation expense, provisions for income taxes, contingent consideration, and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.
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

2.Revenue, Deferred Revenue and Deferred Commissions
Disaggregation of Revenue
A typical sales arrangement involves multiple elements, such as sales of the Company’s proprietary communication device ("Vocera Badge"), perpetual and time-based software licenses, professional services, cloud-based subscription software, and support services which entitles customers to unspecified upgrades, patch releases and telephone-based support. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Product revenue
Device	$20,650	$17,027	$52,179	$48,030
Software	12,286	11,483	31,709	22,281
Total product	32,936	28,510	83,888	70,311

Service revenue
Subscription and support	25,069	20,387	68,669	57,450
Professional services and training	5,563	4,918	15,859	14,074
Total service	30,632	25,305	84,528	71,524
Total revenue	$63,568	$53,815	$168,416	$141,835
Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount and in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 or 45 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of September 30, 2021 and December 31, 2020 is presented in the accompanying condensed consolidated balance sheets. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of September 30, 2021 and December 31, 2020, contract assets totaling $5.3 million and $4.2 million, respectively, were included in other receivables in the condensed consolidated balance sheets.

Costs to obtain and fulfill a contract
The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the consolidated statements of operations. The Company determines its estimated period of benefit, up to five years, by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers and other factors. Deferred costs are periodically reviewed for impairment. In accordance with Topic 340, an entity may elect a practical expedient that allows the entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. The Company has elected this practical expedient and recognizes costs paid to obtain contracts as expense when incurred. Changes in the balance of total deferred commissions (contract asset) during the three and nine months ended September 30, 2021 are as follows:

(in thousands)	June 30, 2021	Additions	Commissions Recognized	September 30, 2021
Deferred commissions	$14,854	$4,837	$(2,524)	$17,167

(in thousands)	December 31, 2020	Additions	Commissions Recognized	September 30, 2021
Deferred commissions	$12,293	$11,624	$(6,750)	$17,167
Of the $17.2 million total deferred commissions balance as of September 30, 2021, the Company expects to recognize approximately 36% as commission expense over the next 12 months and the remainder thereafter.
Deferred revenue
The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.
Revenue recognized during the three and nine months ended September 30, 2021 from deferred revenue balances at the beginning of the period was $23.4 million and $52.2 million, respectively. Revenue recognized during the three and nine months ended September 30, 2020 from deferred revenue balances at the beginning of the period was $18.5 million and $46.0 million, respectively.
The “contracted but not recognized” performance obligations represent the Company’s deferred revenue and non-cancelable backlog amounts. This balance as of September 30, 2021 was $199.2 million, of which the Company expects to recognize approximately 68% as revenue over the next 12 months and the remainder thereafter.

3.Fair Value of Financial Instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. During the nine months ended September 30, 2021, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at September 30, 2021 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the condensed consolidated financial statements for further information.
The agreement for the acquisition of EASE includes contingent payments to the owners of EASE, payable based on achievement of post-acquisition financial metrics. This contingent consideration is a Level 3 fair value measurement, and the valuation of the Company’s contingent consideration obligation was estimated as the present value of total expected contingent consideration payments which are determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future sales, probabilities of achieving such future sales, the likelihood and timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future sales and probabilities of achieving such future sales would result in a higher fair value measurement, while an increase in the discount rate would result in a lower fair value measurement. The unobservable inputs in the valuation include revenue volatility of 9%, a risk-free rate of 2.50%, and the amounts are expected to be paid in the second quarters of 2022 and 2023. The fair value adjustment for the contingent consideration of $0.2 million and $(1.1) million for the three and nine months ended September 30, 2021, respectively, was recorded as other income in the condensed consolidated statements of operations.
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2021 and December 31, 2020, are summarized as follows (in thousands):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,845	$—	$—	$1,845	$363	$—	$—	$363
Commercial paper	—	79,878	—	79,878	—	21,950	—	21,950
U.S. Treasury securities	—	—	—	—	—	6,000	—	6,000
Corporate debt securities	—	185,520	—	185,520	—	173,277	—	173,277
Total assets measured at fair value	$1,845	$265,398	$—	$267,243	$363	$201,227	$—	$201,590
Liabilities
Contingent consideration	$—	$—	$1,873	$1,873	$—	$—	$2,959	$2,959
Total liabilities measured at fair value	$—	$—	$1,873	$1,873	$—	$—	$2,959	$2,959

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

	Nine months ended September 30,
	2021	2020
Beginning balance	$2,959	$2,162
Fair value adjustment for contingent consideration included in earnings	(1,086)	8
Ending balance	$1,873	$2,170

4.Cash, Cash Equivalents and Short-Term Investments
The following tables present cash, cash equivalents and short-term investments (in thousands) as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Cash	$37,332	$—	$—	$37,332
Money market funds	1,845	—	—	1,845
Commercial paper	1,425	—	—	1,425
Total cash and cash equivalents	40,602	—	—	40,602

Short-term investments:
Commercial papers	78,458	6	(11)	78,453
Corporate debt securities	185,547	66	(93)	185,520
Total short-term investments	264,005	72	(104)	263,973
Total cash, cash equivalents and short-term investments	$304,607	$72	$(104)	$304,575

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and cash equivalents:
Cash	$28,613	$—	$—	$28,613
Money market funds	363	—	—	363
U.S. government agency securities	6,000	—	—	6,000
Total cash and cash equivalents	34,976	—	—	34,976
Short-term investments:
Commercial papers	21,961	—	(11)	21,950
Corporate debt securities	172,768	543	(34)	173,277
Total short-term investments	194,729	543	(45)	195,227
Total cash, cash equivalents and short-term investments	$229,705	$543	$(45)	$230,203

The Company has determined that no credit losses related to marketable securities were required as of September 30, 2021 and December 31, 2020. The Company’s conclusion is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.

Classification of the cash, cash equivalents and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of September 30, 2021
Cash and cash equivalents (1)	$40,602	$—	$40,602
Short-term investments	204,348	59,625	263,973
Cash, cash equivalents and short-term investments	$244,950	$59,625	$304,575

Balances as of December 31, 2020
Cash and cash equivalents (1)	$34,976	$—	$34,976
Short-term investments	141,582	53,645	195,227
Cash, cash equivalents and short-term investments	$176,558	$53,645	$230,203

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturity at purchase.

5.Net Loss Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Numerator:
Net income (loss) attributable to common stockholders	$2,077	$4,161	$(7,838)	$(9,777)

Denominator:
Weighted-average shares used to compute net income (loss) per common share - basic	34,733	32,394	34,108	32,096
Effect of potentially dilutive securities:
Employee stock options, including ESPP	124	241	—	—
Restricted stock units and performance based restricted stock units	889	384	—	—
Weighted average shares used to compute net income (loss) per common share - diluted	35,746	33,019	34,108	32,096

Net income (loss) per share
Basic	$0.06	$0.13	$(0.23)	$(0.30)
Diluted	$0.06	$0.13	$(0.23)	$(0.30)
(a) The Company elected to early adopt ASU 2020-06 as of January 1, 2021 based on a modified retrospective transition method. Under such transition, prior-period information has not been retrospectively adjusted.

The following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Options to purchase common stock, including ESPP	—	—	245	555
Restricted stock units and performance stock units	485	450	2,029	1,972
Convertible senior notes (if-converted)	4,998	—	5,062	—

6.Goodwill and Intangible Assets
Goodwill
As of September 30, 2021 and December 31, 2020, the Company had $94.8 million and $69.2 million of goodwill, respectively. The addition to goodwill during the nine months ended September 30, 2021 of $25.7 million was based on the purchase price allocations of the acquisition completed in May of 2021 (see Note 12). As of September 30, 2021, there were no changes in circumstances indicating that the carrying values of goodwill or acquired intangibles may not be recoverable.
The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2020	$69,168
Acquired in acquisition (Note 12)	25,678
Adjustments to goodwill	(13)
Balance at September 30, 2021	$94,833
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

		September 30, 2021			December 31, 2020
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.0	$17,620	$(11,623)	$5,997	$12,360	$(10,255)	$2,105
Customer relationships	8.0	19,640	(8,608)	11,032	16,350	(7,143)	9,207
Backlog	3.8	5,950	(2,121)	3,829	2,240	(1,343)	897
Trademarks	3.0	1,770	(1,356)	414	1,770	(1,191)	579
Intangible assets, net book value		$44,980	$(23,708)	$21,272	$32,720	$(19,932)	$12,788
Amortization expense was $1.6 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense was $3.8 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Amortization of acquired intangible assets is reflected in the cost of revenue for developed technology and backlog and in operating expenses for the other intangible assets. The estimated future amortization of existing acquired intangible assets as of September 30, 2021 was as follows:

(in thousands)	Future amortization
2021 (remaining three months)	$1,601
2022	6,057
2023	5,537
2024	3,506
2025	1,409
2026	1,090
Thereafter	2,072
Future amortization expense	$21,272

7.Balance Sheet Components
Inventories

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$1,295	$462
Finished goods	6,779	9,697
Total inventories	$8,074	$10,159
Property and equipment, net

(in thousands)	September 30, 2021	December 31, 2020
Computer equipment and software	$16,041	$15,912
Furniture, fixtures and equipment	2,880	2,570
Leasehold improvements	5,864	5,306
Manufacturing tools and equipment	2,276	2,506
Construction in process	528	629
Property and equipment, at cost	27,589	26,923
Less: Accumulated depreciation	(21,112)	(18,820)
Property and equipment, net	$6,477	$8,103
Depreciation expense for property and equipment was $1.2 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense for property and equipment was $3.7 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Minimum payments to be received on sales-type leases	$908	$1,440
Less: Unearned interest income and executory revenue portion	(440)	(731)
Net investment in sales-type leases	468	709
Less: Current portion	(285)	(360)
Non-current net investment in sales-type leases	$183	$349
Sales-type lease activity recognized in the condensed consolidated statement of operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Lease revenue	$361	$1,140	$1,281	$2,693
Less: Cost of lease shipments	—	(211)	(40)	(386)
Gross profit	$361	$929	$1,241	$2,307

Interest income (expense), net on lease receivable	$1	$(5)	$3	$(17)
Initial direct cost incurred	$15	$63	$54	$146
There were no allowances for doubtful accounts on these leases as of September 30, 2021 and December 31, 2020. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-type leases are reported as components of the condensed consolidated balance sheet captions “other receivables” and “other long-term assets,” respectively.
The minimum payments expected to be received for future years under sales-type leases as of September 30, 2021 were as follows:

(in thousands)	Future lease payments
2021 (remaining three months)	$168
2022	522
2023	185
2024	33
Total	$908
Accrued payroll and other current liabilities

(in thousands)	September 30, 2021	December 31, 2020
Payroll and related expenses	$13,886	$9,043
Accrued payables	2,166	3,160
Operating lease liabilities, current portion	3,335	2,529
Lease financing, current portion	1,240	1,034
Product warranty	307	453
Customer prepayments	1,437	4,292
Sales and use tax payable	697	476
Other taxes payable	1,598	1,832
Other	347	376
Total accrued payroll and other current liabilities	$25,013	$23,195
The changes in the Company’s product warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Warranty balance at the beginning of the period	$433	$521	$453	$420
Warranty expense accrued for shipments during the period	89	98	239	320
Changes in estimate related to pre-existing warranties	(188)	(161)	(314)	(151)
Warranty settlements made	(27)	(52)	(71)	(183)
Total product warranty	$307	$406	$307	$406

Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. The Company’s leases have remaining lease terms of approximately six months to approximately five years. Operating lease cost, including short-term operating leases was $0.9 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively and $2.4 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Supplemental balance sheet information related to leases was as follows:

(in thousands)	September 30, 2021
Other long-term assets	4,155

Accrued payroll and other current liabilities	3,335
Other long-term liabilities	2,120
Total operating lease liabilities	$5,455
Other information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$1,234	$740	$3,000	2,184
Right-of-use assets obtained in exchange for lease obligations	$—	$17	$2,096	139
Weighted average remaining lease term	1.99 years	2.26 years	1.99 years	2.26 years
Weighted average discount rate	8%	8%	8%	8%
Maturities of lease liabilities as of September 30, 2021 are as follows:

(in thousands)	Operating leases
2021 (remaining three months)	$1,131
2022	3,085
2023	902
2024	519
2025	175
2026	74
Total maturities of lease liabilities	5,886
Less imputed interest	(431)
Total	$5,455
During the second quarter of 2021, the Company entered into a new lease for its headquarters with lease payments totaling $15.5 million. The Company will have access to the facility starting in the fourth quarter of 2021 and the lease term ends in the second quarter of 2029.

8.Convertible Senior Notes
Convertible Senior Notes due 2026
In March 2021, the Company issued $200.0 million aggregate principal amount of its 0.50% Convertible Senior Notes, due 2026 (the “2026 Notes”). The 2026 Notes are unsecured, unsubordinated obligations of the Company and bear interest at a fixed rate of 0.50% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2021. The 2026 Notes mature on September 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date. The Company granted the initial purchasers an overallotment option under the purchase agreement to purchase up to an additional $30.0 million aggregate principal amount of the 2026 Notes to cover overallotments within a 30-day period. The purchasers partially exercised the overallotment option in April 2021 and the Company issued an additional $24.5 million of the 2026 Notes. The Company may not redeem the 2026 Notes prior to March 20, 2024. The Company may redeem for cash all or any portion of the 2026 Notes (subject to the partial redemption limitation (as defined in the indenture governing the 2026 Notes)), at its option, on or after March 20, 2024 if the last reported sale price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
On or after June 15, 2026, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. If a fundamental change occurs (as set forth in the indenture governing the 2026 Notes), each holder of the 2026 Note shall have the right, at such holder’s option, to require the Company to repurchase for cash all of such their Notes, or any portion of the principal amount, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. During the nine months ended September 30, 2021, the conditions allowing holders of the 2026 Notes to convert have not been met and there were no changes to the initial conversion price of the 2026 Notes. The 2026 Notes are not convertible during the nine months ended September 30, 2021 and are classified as long-term debt.
In accounting for the 2026 Notes after adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability. The carrying amount of the liability component for 2026 Notes is $218.3 million as of September 30, 2021, with principal of $224.5 million, net of unamortized issuance costs of $6.2 million. The costs related to the 2026 Notes are being amortized to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 1.05%.

The 2026 Notes and related interest expense consist of the following:

(in thousands)	September 30, 2021
Liability:
Principal	$224,500
Unamortized issuance costs	(6,173)
Net carrying amount	$218,327

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2021	2021
Contractual interest expense	$281	$618
Amortization of issuance costs	307	666
Total interest expense	$588	$1,284

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
In the first quarter of 2021, the Company used part of the net proceeds from the issuance of the 2026 Notes to retire $102.9 million aggregate principal amount of the 2023 Notes in privately negotiated transactions for consideration of $102.9 million in cash and 1,277,731 shares of the Company’s common stock (the "2023 Note Repurchase Transactions"). The Company separately settled the accrued interest of approximately $0.5 million associated with the retired 2023 Notes in cash.
Out of the common stock issued, the Company provided additional issuance of 46,216 shares of the Company’s common stock not provided for under the original conversion terms of the 2023 Notes to induce the holders of the 2023 Notes to agree to the retirement. The Company used cash to settle the principal of the retired 2023 Notes and issued common stock to settle the conversion spread.

The 2023 Note Repurchase Transactions met the requirements to be accounted for as an induced conversion. Under the induced conversion guidance, the total fair value of the additional cash and common stock issued to induce conversion is recognized as an inducement expense. The remaining cash and common stock consideration issued under the original terms of the 2023 Notes are accounted for under the general conversion accounting guidance. The 2023 Note Repurchase Transactions resulted in a $2.1 million inducement loss equal to the fair value of the additional common stock issued for inducement and the difference of approximately $1.6 million between the carrying amount of the 2023 Notes retired, including debt issuance costs of

$1.6 million, and the cash consideration paid, and the par amount of the common stock issued was recorded in additional paid-in capital.

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
For at least 20 trading days during the period of 30 consecutive days ended September 30, 2021, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending December 31, 2021; and were classified as current liabilities on the unaudited condensed balance sheet as of September 30, 2021.
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
Prior to the adoption of the ASU 2020-06 on January 1, 2021 and in accounting for the issuance of the 2023 Notes, the 2023 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the 2023 Conversion Option was $33.4 million and was determined by deducting the fair value of the liability components from the par value of the 2023 Notes. The equity component was recorded in additional paid-in-capital and was not re-measured as long as they continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) was amortized to interest expense over the contractual term of the 2023 Notes at an effective interest rate of 7.6%.
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
In accounting for the 2023 Notes after adoption of ASU 2020-06, the 2023 Notes are accounted for as a single liability. The carrying amount of the liability component for 2023 Notes is $40.3 million as of September 30, 2021, with principal of $40.8 million, net of debt issuance cost of $0.5 million. The issuance costs related to the 2023 Notes are being amortized to interest expense over the contractual term of the 2023 Notes at an effective interest rate 2.19%.
The 2023 Notes and related interest expense consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Liability:
Principal	$40,804	$143,750
Unamortized debt discount	—	(17,411)
Unamortized issuance costs	(466)	(1,963)
Net carrying amount	$40,338	$124,376

Stockholders’ equity:
Debt discount for conversion option	$—	$33,350
Issuance costs	—	(1,136)
Net carrying amount	$—	$32,214

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Contractual interest expense	$153	$539	$770	$1,617
Amortization of debt discount	—	1,644	—	4,793
Amortization of issuance costs	71	185	329	540
Total interest expense	$224	$2,368	$1,099	$6,950

The total estimated fair value of the 2023 and 2026 Notes (“the Notes”) as of September 30, 2021 was approximately $290.0 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
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

Impact on Earnings Per Share
Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread of its 2023 Notes. Under the treasury stock method, in periods when the Company reports net income, the Company is required to include the effect of additional shares that may be issued under the 2023 Notes when the price of its’ common stock exceeds the conversion price. The conversion spread on the 2023 convertible senior notes had an anti-dilutive impact during the nine months ended September 30, 2020, since the average market price of the Company’s common stock during the period did not exceed the initial conversion price per share for the 2023 Notes and the Company was in a net loss position.
After the adoption of ASU 2020-06, the Company uses the if-converted method for calculating any potential dilutive effect of its 2023 Notes and 2026 Notes for the three and nine months ended September 30, 2021. Under this method, diluted earnings per share would generally be calculated assuming that all the 2023 and 2026 Notes were converted solely into 5.0 million shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. The potential shares of common stock issuable upon the conversion of the 2023 and 2026 Notes were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2021 because their effect was anti-dilutive as of September 30, 2021.

9.Commitments and Contingencies
Non-cancelable Material Commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of September 30, 2021 and December 31, 2020, approximately $7.8 million and $6.1 million, respectively, of such inventory was purchased and held by the third-party manufacturers which was subject to these purchase guarantees.
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

Stock Option Activity
The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan, the 2012 Plan, the 2021 Plan and non-plan stock option agreements for the nine months ended September 30, 2021:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2020	299,031	$15.58	2.68	$7,761
Options exercised	(139,777)	15.89
Options canceled	(9,431)	16.77
Outstanding at September 30, 2021	149,823	$15.21	2.16	$4,577
At September 30, 2021, there was no unrecognized compensation cost related to options. We did not grant any stock options during the nine months ended September 30, 2021. As of September 30, 2021, there were 1,233,032 shares that remained available for future issuance of options, restricted stock units (“RSUs”) or other equity awards under the 2012 Equity Incentive Plan.
Employee Stock Purchase Plan
In March 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) was approved. During the nine months ended September 30, 2021 employees purchased 77,538 shares of common stock at an average price of $27.68 per share. During the nine months ended September 30, 2020 employees purchased 126,046 shares of common stock at an average price of $15.60 per share. As of September 30, 2021, there were 1,198,413 shares available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Expected term (in years)	0.50	0.50	0.50	0.50
Volatility	54.2%	54.14%	54.2% - 55%	50.0% - 54.14%
Risk-free interest rate	0.03%	0.15%	0.03% - 0.12%	0.15% - 1.59%
Dividend yield	0%	0%	0%	0%

Restricted Stock Units and Performance Stock Units
The Company issues RSUs and PSUs as part of its compensation plans. A summary of RSU and PSU activity for the nine months ended September 30, 2021 is presented below:

	Restricted Stock Units and Performance Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2020	2,140,763	$25.16
Granted	1,145,351	42.19
Vested	(930,718)	24.72
Forfeited	(200,744)	28.78
Outstanding at September 30, 2021	2,154,652	$34.06
At September 30, 2021, there was $57.8 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.87 years.
During the third quarter of fiscal year 2021 and the second quarter of fiscal year 2020 the Company granted 144,523 and 145,877 PSUs, respectively to certain executives under the 2021 Equity Incentive plan (the “2021 Plan”) and the 2012 Equity Incentive Plan (the “2012 Plan”), respectively. PSUs are contingent on the achievement of our comparative market-based returns. On the date of grant, the fair value of the total shareholder return (TSR) component of the PSUs is estimated using a Monte Carlo valuation model. The PSUs will vest over an approximate three-year performance period. The number of shares the PSU holder receives is based on the extent to which the corresponding market conditions have been achieved. For awards subject to service and market conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 200% of the target amount. Compensation expense for awards with performance-based and service-based conditions is recognized over the requisite service period. These grants were reduced from shares of common stock reserved for issuance under stock plans as if 200% of the target amount were achieved. The assumptions used to determine the fair value are level 3 fair value measurements which include unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
The assumptions used in the Monte Carlo valuation model to value the PSUs were as follows:

Grant Date July 1, 2021
Grant date fair value per share	$61.18
Expected term (in years)	2.92
Volatility	49.75%
Risk-free interest rate	0.45%
Dividend yield	—%

Grant Date June 1, 2020
Grant date fair value per share	$30.70
Expected term (in years)	3.00
Volatility	42.68%
Risk-free interest rate	0.20%
Dividend yield	—%

Allocation of Stock-Based Compensation Expense
The following table presents the allocation of stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,411	$1,042	$3,890	$3,129
Research and development	1,222	1,046	3,455	3,035
Sales and marketing	2,876	2,037	7,633	5,858
General and administrative	3,094	2,554	7,610	6,864
Total stock-based compensation	$8,603	$6,679	$22,588	$18,886

11.Income Taxes
The Company recorded a $0.5 million expense and $1.5 million benefit for income taxes for the nine months ended September 30, 2021 and 2020, respectively. The provision for income taxes for the nine months ended September 30, 2021 was primarily due to foreign income and withholding taxes. The benefit for the nine months ended September 30, 2020 was primarily due to the release of a valuation allowance as a result of the EASE acquisition.
As of September 30, 2021, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
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

12.Business Acquisitions
Acquisition of PatientSafe Solutions, Inc.

On May 4, 2021, the Company acquired all of the outstanding equity interest of PatientSafe for approximately $36.0 million in cash, net of cash acquired of $0.2 million. PatientSafe provides a clinical communication and collaboration (CC&C) solution for smartphones that is engineered to run in the cloud. The solution is designed for hospitals and health systems that have invested in their electronic health record (EHR) mobile workflow software, are smartphone centric, and prefer a cloud-based CC&C solution. The solution enhances care team mobility and efficiency at the point of care through effective, reliable communication and clinical workflows. Nurses can document to the EHR while receiving filtered, prioritized alarm and task notifications. Physicians can communicate with the nurses and team members supporting their patients. Two-way communication with a hospital’s EHR system enables clinicians to complete certain documentation and manage patient-centric communication from their smartphones. Currently the PatientSafe solutions are marketed and sold under the Vocera Edge brand.
The following table presents the preliminary fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands, except useful lives)	Estimated Fair Value	Estimated Useful life (in years)
Assets
Current assets	$1,540
Restricted cash	598
Fixed assets, net	208
Operating lease right-of-use asset	2,089
Other assets	74
Intangibles assets
Customer relationships	3,290	8
Developed technology	5,260	3
Backlog	3,710	4
Goodwill	25,665
Total assets	$42,434
Liabilities
Current liabilities	3,642
Deferred revenue	1,774
Operating lease liabilities, long term	906
Other long-term liabilities	112
Total liabilities	6,434
Net assets acquired	$36,000
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

The Company incurred $3.9 million of acquisition-related costs in the nine months ended September 30, 2021 that were expensed as incurred. These costs are recorded as general and administrative expenses in the consolidated statement of operations.

The acquisition did not result in material contributions to revenue in the condensed consolidated financial statements in the nine months ended September 30, 2021 and due to the continued integration of the combined businesses, it was impractical to determine the impact of the acquisition on earnings. Additionally, pro forma financial information is not provided for consolidated revenue and net income as such amounts attributable to PatientSafe were insignificant to the Company’s condensed consolidated financial statements taken as a whole.

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
We primarily sell devices, software, subscriptions and support, and professional services directly to end users. Total revenue increased $26.6 million from $141.8 million for the nine months ended September 30, 2020 to $168.4 million for the nine months ended September 30, 2021. Our total deferred revenue and backlog was $252.7 million as of September 30, 2021 compared to $173.9 million as of December 31, 2020. For the nine months ended September 30, 2021, we recorded a net loss of $7.8 million compared to a net loss of $9.8 million for the nine months ended September 30, 2020.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 9.7%, 10.7% and 8.7% of our revenue in the nine months ended September 30, 2021, and the years ended December 31, 2020 and 2019, respectively.

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
In the second quarter of 2021, we acquired PatientSafe for $36.0 million, net of $0.2 million of cash acquired. For further discussion on the acquisition, please refer to Note 12 in the notes to the condensed consolidated financial statements.
COVID-19 Pandemic
The outbreak of the novel coronavirus, SARS-CoV-2, or COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Since our last filing, COVID-19 infections have continued despite an increase in vaccinations. Infection rates could continue to increase due to a variety of factors, including new variants of the disease.
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
Overall, the outbreak did not have a material impact on our operating results or business in the nine months ended September 30, 2021. While future impacts cannot be predicted at this time, the shift in hospital resources, attention to treatment of COVID-19 patients and declines in hospital revenues may result in reduced demand for our products and solutions, longer sales cycles, delays in receiving parts and/or delays of customer implementations, which could negatively impact our financial condition.
We have generated operating cash flows in the past and our $304.6 million in cash and short-term investments provides us with ample liquidity to meet our current needs. However, given the dynamic nature of this situation, we cannot accurately estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows.
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

	Three months ended September 30,				Nine months ended September 30,
Consolidated statement of operations data:	2021		2020		2021		2020
	(unaudited)
(in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Revenue
Product	$32,936	51.8%	$28,510	53.0%	$83,888	49.8%	$70,311	49.6%
Service	30,632	48.2	25,305	47.0	84,528	50.2	71,524	50.4
Total revenue	63,568	100.0	53,815	100.0	168,416	100.0	141,835	100.0
Cost of revenue
Product	8,361	13.2	7,139	13.3	22,858	13.6	21,213	15.0
Service	12,230	19.2	10,346	19.2	35,440	21.0	30,563	21.5
Total cost of revenue	20,591	32.4	17,485	32.5	58,298	34.6	51,776	36.5
Gross profit	42,977	67.6	36,330	67.5	110,118	65.4	90,059	63.5
Operating expenses:
Research and development	12,294	19.4	9,559	17.8	34,650	20.6	27,940	19.7
Sales and marketing	19,132	30.1	15,291	28.4	55,227	32.8	48,252	34.1
General and administrative	8,162	12.8	7,464	13.8	24,501	14.5	20,778	14.6
Total operating expenses	39,588	62.3	32,314	60.0	114,378	67.9	96,970	68.4
Income (loss) from operations	3,389	5.3	4,016	7.5	(4,260)	(2.5)	(6,911)	(4.9)
Interest income	227	0.4	645	1.2	868	0.5	2,678	1.9
Interest expense	(812)	(1.3)	(2,368)	(4.4)	(2,383)	(1.4)	(6,950)	(4.9)
Other (expense) income, net	(549)	(0.9)	264	0.5	(1,551)	(0.9)	(117)	(0.1)
Income (loss) before income taxes	2,255	3.5	2,557	4.8	(7,326)	(4.3)	(11,300)	(8.0)
(Provision for) benefit from income taxes	(178)	(0.2)	1,604	2.9	(512)	(0.4)	1,523	1.1
Net income (loss)	$2,077	3.3%	$4,161	7.7%	$(7,838)	(4.7)%	$(9,777)	(6.9)%

Revenue:

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change		2021	2020	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Product revenue
Device	$20,650	$17,027	$3,623	21.3%	$52,179	$48,030	$4,149	8.6%
Software	12,286	11,483	803	7.0	31,709	22,281	9,428	42.3
Total product	32,936	28,510	4,426	15.5	83,888	70,311	13,577	19.3

Service revenue
Subscription and support	25,069	20,387	4,682	23.0	68,669	57,450	11,219	19.5
Professional services and training	5,563	4,918	645	13.1	15,859	14,074	1,785	12.7
Total service	30,632	25,305	5,327	21.1	84,528	71,524	13,004	18.2
Total revenue	$63,568	$53,815	$9,753	18.1%	$168,416	$141,835	$26,581	18.7%

Three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Total revenue increased $9.8 million, or 18.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Product revenue increased $4.4 million, or 15.5%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Device revenue increased $3.6 million, or 21.3%, and software revenue increased $0.8 million, or 7.0% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in device revenue was driven primarily by an increase in the volume and average selling price for our Badges and related accessories. The increase in software revenue was mainly driven by revenue associated with Edge products and higher average selling prices for software licenses.
Service revenue increased $5.3 million, or 21.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Subscription and support revenue increased $4.7 million, or 23.0%, and professional services and training revenue increased $0.6 million, or 13.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in subscription and support revenue was primarily the result of an increased number of customers who purchased software maintenance contracts, and the additional subscription revenue from the Edge and Ease products. The increase in professional services and training revenue was due to an increase in implementation services for our solutions.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Total revenue increased $26.6 million, or 18.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Product revenue increased $13.6 million, or 19.3%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Device revenue increased $4.1 million, or 8.6%, and software revenue increased $9.4 million, or 42.3% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in device revenue was driven primarily by an increase in volume and higher average selling prices for our Badges and related accessories sold. The increase in software revenue was mainly a result of an increase in the number of software licenses delivered to customers, and the additional revenue from Edge products.
Service revenue increased $13.0 million, or 18.2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Subscription and support revenue increased $11.2 million, or 19.5%, and professional services and training revenue increased $1.8 million, or 12.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in subscription and support revenue was primarily the result of an increased number of customers who purchased software maintenance contracts, and the additional subscription revenue from the Edge and Ease products. The increase in professional services and training revenue was due to an increase in implementation services for our solutions.

Cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change		2021	2020	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cost of revenue
Product	$8,361	$7,139	$1,222	17.1%	$22,858	$21,213	$1,645	7.8%
Service	12,230	10,346	1,884	18.2	35,440	30,563	4,877	16.0
Total cost of revenue	$20,591	$17,485	$3,106	17.8%	$58,298	$51,776	$6,522	12.6%

Gross margin
Product	74.6%	75.0%	(0.4)%		72.8%	69.8%	3.0%
Service	60.1%	59.1%	1.0%		58.1%	57.3%	0.8%
Total gross margin	67.6%	67.5%	0.1%		65.4%	63.5%	1.9%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Cost of product revenue increased $1.2 million, or 17.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This was primarily driven by an increase in software amortization related to the PatientSafe acquisition and an increase in the number of Badges and related accessories sold. For the same comparative periods, product gross margin decreased primarily as a result of amortization of intangible assets related to the PatientSafe acquisition and a lower proportion of software revenue versus hardware revenue.
Cost of service revenue increased $1.9 million, or 18.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Cost of service revenue increased due to higher compensation and benefits costs as a result of increased headcount related to the growth in the core services business as well as the acquisitions of PatientSafe and Ease. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of increased Services revenue and associated leverage.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Cost of product revenue increased $1.6 million, or 7.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This was primarily driven by an increase in software amortization related to the acquisitions of Ease and PatientSafe, partially offset by lower overhead costs for the devices. For the same comparative periods, product gross margin increased primarily as a result of higher average selling prices and lower overhead costs.
Cost of service revenue increased $4.9 million, or 16.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Cost of service revenue increased due to higher compensation and benefits costs as a result of increased headcount and costs related to core business and the acquisitions of PatientSafe and Ease. For the same comparative periods, service gross margin as a percentage of service revenue increased primarily as a result of increased service revenue and associated leverage.

Operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change		2021	2020	Change
(in thousands)	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Operating expenses
Research and development	$12,294	$9,559	$2,735	28.6%	$34,650	$27,940	$6,710	24.0%
Sales and marketing	19,132	15,291	3,841	25.1	55,227	48,252	6,975	14.5
General and administrative	8,162	7,464	698	9.4	24,501	20,778	3,723	17.9
Total operating expenses	$39,588	$32,314	$7,274	22.5%	$114,378	$96,970	$17,408	18.0%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Research and development expense. Research and development expense increased $2.7 million, or 28.6%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This was primarily due to an increase of $2.2 million in compensation, benefits and hiring costs associated with increased headcount and an increase of $0.5 million in outside services and development.
Sales and marketing expense. Sales and marketing expense increased $3.8 million, or 25.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This was primarily due to an increase of $2.9 million in compensation, benefits and hiring costs associated with increased headcount, $0.5 million increase in travel, an increase of $0.3 million in marketing development costs and an increase of $0.1 million in costs primarily related to amortization of intangibles.
General and administrative expense. General and administrative expense increased $0.7 million, or 9.4%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This was primarily due to an increase in compensation, benefits and hiring costs of $0.7 million.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Research and development expense. Research and development expense increased $6.7 million or 24.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This was primarily due to an increase in compensation, benefits and hiring costs of $5.0 million due to increased headcount, an increase of $1.4 million in outside services and development and an increase of $0.3 million in research and development equipment.
Sales and marketing expense. Sales and marketing expense increased $7.0 million or 14.5% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This was primarily due to an increase of $5.9 million in compensation, benefits and hiring costs associated with increased headcount, an increase of $0.7 million in amortization related to the acquisitions of Ease and PatientSafe, an increase of $0.4 million in outside services and an increase of $0.2 million in marketing development. This increase was partially offset by a decrease in travel expense of $0.2 million.
General and administrative expense. General and administrative expense increased $3.7 million or 17.9% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This was primarily due to an increase in compensation, benefits and hiring costs of $2.5 million due to increased headcount, severance and retention costs related to the acquisition of PatientSafe and achievement of performance related compensation targets and an increase of $1.2 million in outside services.
Interest income and Other income (expense), net:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Interest income	$227	$645	$(418)	$868	$2,678	$(1,810)
Interest expense	(812)	(2,368)	1,556	(2,383)	(6,950)	4,567
Other (expense) income, net	$(549)	$264	$(813)	$(1,551)	$(117)	$(1,434)
Three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Interest income. Interest income decreased $0.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was due to earning a lower rate of return on our investments.

Interest expense. For the three months ended September 30, 2021 we had interest expense of $0.8 million resulting from the amortization of debt issuance costs and the contractual interest incurred on the Notes. This decrease of $1.6 million from September 30, 2020 was primarily due to the impact of the adoption of ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which eliminates the debt discount and its amortization. The amortization of the debt discount was previously accounted for as part of interest expense and represented $1.6 million of the total interest expense for the three months ended September 30, 2020.
Other (expense) income, net. The change in other income in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to losses resulting from $0.5 million of fluctuations in foreign currency and due to a change of $0.2 million in the fair value of the Ease contingent consideration included in earnings.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Interest income. Interest income decreased $1.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was due to earning a lower rate of return on our investments.
Interest expense. For the nine months ended September 30, 2021 we had interest expense of $2.4 million resulting from the amortization of debt issuance costs and the contractual interest incurred on the issuance of the Notes. This decrease of $4.6 million from the nine months ended September 30, 2020 which primarily due to the impact of the adoption of ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which eliminates the debt discount and its amortization. The amortization of the debt discount was previously accounted for as part of interest expense and represented $4.8 million of the total interest expense for the nine months ended September 30, 2020.
Other income (expense), net. The change in other expense in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the $2.1 million inducement loss resulting from the repurchase of the 2023 Notes partially offset by the change in the fair value adjustment of the Ease contingent consideration included in earnings of $1.1 million for the nine months ended September 30, 2021.
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents and short-term investments of $304.6 million.
In March 2021, we issued $200.0 million aggregate principal amount of 0.50% Convertible Senior Notes and we used part of the net proceeds from the issuance of the 2026 Notes to retire approximately $102.9 million aggregate principal amount of the 2023 Notes. In addition, in April 2021, the purchasers partially exercised the overallotment option and we issued an additional $24.5 million aggregate principal amount of the 2026 Notes. For additional information, see Note 8 of Notes to the condensed consolidated financial statements.
Additionally, during the three months ended September 30, 2021, the conditions allowing holders of our 2023 Notes to convert were met because our stock price traded above the minimum price specified in the indenture governing the 2023 Notes. Our 2023 Notes are now convertible at the option of the holder until at least December 31, 2021
We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next twelve months and the foreseeable future.

	Nine months ended September 30,
(in thousands)	2021	2020
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$26,217	$9,478
Net cash used in investing activities	(108,521)	(2,901)
Net cash provided by (used in) financing activities	88,528	(1,039)
Net increase in cash, cash equivalents and restricted cash	$6,224	$5,538
Operating activities
Cash provided by operating activities was $26.2 million for the nine months ended September 30, 2021. Cash provided by operating activities was the result of non-cash items such as stock-based compensation of $22.6 million, non-cash lease expense of $2.0 million, amortization of debt issuance costs of $1.0 million, amortization of $7.4 million for property and equipment and acquired intangible assets and inducement loss of $2.1 million resulting from the repurchase of our 2023 Notes as well as accretion of investments of $1.9 million and $0.4 million of other items primarily driven by activity related to the acquisition of PatientSafe, partially offset by a net loss of $7.8 million and a decrease in lease-related performance liabilities of $0.9 million. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $2.8 million, an increase of $0.5 million in other receivables, a decrease of $2.0 million in inventories, an increase of $0.4 million in prepaid expenses and other assets, an increase in deferred commissions of $4.9 million, an increase of $3.9 million in accounts payable, a decrease of $5.6 million in accrued payroll and other liabilities and a $0.2 million increase in deferred revenue.
Cash provided by operating activities was $9.5 million for the nine months ended September 30, 2020, due to a net loss of $9.8 million, offset by non-cash items such as stock-based compensation of $18.9 million, amortization of debt discount and issuance costs of $5.3 million, a decrease in lease-related performance liabilities of $1.0 million and depreciation and amortization of $4.5 million for property and equipment and acquired intangible assets, as well as a tax benefit of $2.1 million resulting from the release of a valuation allowance associated with the acquisition of EASE Applications. With respect to changes in assets and liabilities, we experienced a decrease in accounts receivable of $3.8 million, an increase of $0.1 million in other receivables, an increase of $5.7 million in inventories, an increase of $1.2 million in prepaid expenses and other assets, an increase in deferred commissions of $0.8 million, a decrease of $1.1 million in accounts payable, an increase of $1.6 million in accrued payroll and other liabilities and a $5.2 million decrease in deferred revenue.
Investing activities
Cash used in investing activities was $108.5 million for the nine months ended September 30, 2021, due to $205.7 million in purchases of short-term investments and $35.4 million used in the acquisition of PatientSafe partially offset by $131.5 million of short-term investment maturities and $3.0 million in sales of short-term investments. An additional $2.0 million of cash was used for the purchase of property and equipment and leasehold improvements.
Cash used in investing activities was $2.9 million for the nine months ended September 30, 2020, due to $84.3 million of short-term investment maturities, $29.4 million from sales of short-term investments, partially offset by $89.4 million for purchases of short-term investments, and $24.2 million used in the acquisition of EASE Applications. An additional $2.9 million of cash was used for the purchase of property and equipment and leasehold improvements.
Financing activities
Cash provided by financing activities was $88.5 million for the nine months ended September 30, 2021, attributable to $217.7 million of net proceeds from convertible senior notes, $2.1 million of proceeds from issuance of common stock from the employee stock purchase plan, $0.2 million of cash from lease-related performance obligations, and $2.2 million of proceeds from stock option exercises, partially offset by $102.9 million related to the repayment of a portion of our 2023 Notes, a $17.4 million payment for the purchase of capped calls related to our 2026 Notes and $13.4 million cash paid for employee taxes collected via net share settlement.

Cash used in financing activities was $1.0 million for the nine months ended September 30, 2020, attributable to $2.1 million of proceeds from stock option exercises, $2.0 million of proceeds from issuance of common stock from the employee stock purchase plan and $0.9 million of cash from lease-related performance obligations. This was partially offset by $5.9 million cash paid for employee taxes collected via net share settlement.

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
As of September 30, 2021, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
•Our sales cycles and our deployment timelines can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.
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
We have incurred significant losses in the past and reported a net loss of $7.8 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $152.6 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 98%, 98% and 96% of our revenue for the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
Most of our solutions require a substantial upfront investment by new customers. The cost of the initial deployment depends on the number of users and departments involved, the size and age of the hospital and the condition of the existing wireless and technology infrastructure, if any, within the hospital. Even if hospital personnel determine that our solutions provide compelling benefits over their existing communications methods, their hospitals may not have, or may not be willing to spend, the resources necessary to install and maintain wireless and technology infrastructure to initially deploy and support our solutions or expand our solutions to other departments or users. Hospitals face significant budget constraints from the COVID-19 pandemic, as they have had to postpone elective procedures that provide a significant portion of their revenue. Hospital budgets are also constrained by unpredictable patient population trends and commercial reimbursements, and increasing demands from, and competition for, patients. In addition, both governmental and commercial hospitals are experiencing lower Medicare reimbursement rates and higher compliance demands, which add to these budget pressures. Also as part of the tax reform law that came into effect in December 2017, the tax penalty for violating the individual health insurance mandate under the Patient Protection and Affordable Care Act of 2010 (ACA) was set to zero effective in 2019, essentially repealing it. It is uncertain if there will be changes to the ACA, but there have been attempts in the past to repeal or amend the ACA, as well as continue to undertake other healthcare reforms. As a consequence of these regulatory and other factors, hospitals may delay or reduce their spending, which may cause slowdowns and deferral of orders for our solutions, or customers may choose other less expensive solutions, both of which could negatively impact our sales. We might not be able to sustain or increase our revenue from sales of our solutions, or achieve the growth rates that we envision, if hospitals continue to face significant budgetary constraints and reduce their spending on communications systems.

Our sales cycles and our deployment timelines can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles and our deployment timelines can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors and can result in a lengthy sales cycle that sometimes exceeds twelve months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. Similarly, our increasing dependence on larger, hospital-wide and health system wide deployments may increase fluctuations in our revenue and operating results because the failure to complete a significant sale, or the loss of a large customer, will have a greater impact on those results. In addition, purchases of our solutions are frequently subject to budget constraints and shifts, multiple approvals, and unplanned administrative, processing and other delays. We have experienced and may continue to experience elongated sales cycles due to ongoing uncertainty caused by the COVID-19 pandemic, as well as past and future healthcare reform legislation, the impact of shifting federal government budgets, changes to Medicare and Medicaid reimbursement and potential future statutes and rulemaking.

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
Our professional services team assists our customers with their wireless infrastructure assessment, clinical workflow design, communication solution configuration, clinical integration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our technical support team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. In some cases, we also use third parties to provide professional services to our customers, which means that we have less control over how these services are performed. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers quickly resolve technical and other post-deployment issues, or provide effective ongoing support services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. If deployment of our solutions is deemed unsatisfactory, we may incur significant costs to attain and sustain customer satisfaction or, in extreme cases, our customers may choose not to deploy our solutions. As we hire new services and support personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees, leading in some instances to slower growth, additional costs and poor customer relations. In addition, the failure of channel partners or other outsourced professional support contractors to provide high-quality services and support could also harm sales of our solutions.
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
The COVID-19 pandemic has also caused us to modify our business practices including employee travel, customer visits, employee work locations, and cancellation of physical participation in meetings, events and conferences which are important to support our sales approach. We also are requiring our employees to be vaccinated against COVID-19 unless they qualify for an exemption. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could result in reduced revenue. We could also be adversely affected if government authorities impose additional restrictions or extend the length of restrictions on public gatherings, human interactions, mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

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
We recently required that all of our employees receive the COVID-19 vaccine unless they qualify for an exemption. Some employees may not be willing to receive the vaccine which could lead to a termination of their employment.
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
Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the nine months ended September 30, 2021, and years ended December 31, 2020 and 2019, we generated approximately 21%, 18% and 17%, respectively, of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 27% and 33% of our accounts receivable as of September 30, 2021 and December 31, 2020, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
In the past certain departments of the U.S. federal government temporarily stopped operating as a result of failure by the legislative and executive branches of the government to pass bills to keep them operating. In the current political climate there is a risk that the government could be shut down again. Any past or future shutdown may impact our US government customers’ spending decisions, as well as those of our non-US government customers. Any reduction or delay in our customers’, or potential customers’ spending decisions may result in a delay, or reduction, to our revenue.
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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. For the nine months ended September 30, 2021 and years ended December 31, 2020 and 2019, we generated 9.7%, 10.7% and 8.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. We also operate an innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:
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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, retail, energy, education and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 400 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 2% and 4% of our revenue for the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions, budget constraints, and technical issues as we adapt our solutions for the requirements of new markets. For example, some of our hospitality and retail customers have been significantly impacted by the COVID-19 pandemic and they have been forced to close locations and face significant revenue declines. Our solutions also may not contain the functionality required by these non-healthcare markets, may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer subscription and support contracts and extended warranty contracts ratably over the contract term, in some cases subject to an early termination right. Revenue from our subscription and support contracts accounted for 41%, 40% and 38% of our revenue for the nine months ended September 30, 2021 and years ended December 31, 2020 and 2019, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription and support contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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
For example, in May 2016, the EU formally adopted the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal information, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal information that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and additional requirements that we impose certain contractual obligations on third-party processors in connection with the processing of the personal information. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal information, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal information relates, the transfer of personal information out of the European Economic Area, security breach notifications and the security and confidentiality of personal information. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. Additionally, the United Kingdom (UK) implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. Since the beginning of 2021 (when the transitional period following Brexit expired), we also have to continue to comply with the GDPR and the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global revenue. The relationship between the U.K. and the EU remains uncertain, for example how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. The EU has issued a draft adequacy decision for personal information transfers from the European Economic Area to the U.K. on February 19, 2021. Although the European Data Protection Board (EDPB) issued an opinion generally supportive of the draft adequacy decision, the EDPB urged further assessment of certain issues and continued monitoring of developments in UK law. If this adequacy decision is not passed by the EU, it would require that companies implement protection measures such as the standard contractual clauses, or “Standard contractual Clauses,” for data transfers between the EU and the UK. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
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

During the nine months ended September 30, 2021, the conditions allowing holders of the 2023 Notes to convert have been met because the Company’s stock price traded above the minimum price specified in the Indenture during the three months ended September 30, 2021. The 2023 Notes are convertible at the option of the holder until at least December 31, 2021 and are classified as current debt as of September 30, 2021.

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

In addition, for the 2026 Notes, if the price per share of our common stock is greater than $325.00 per share or less than $44.55 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of 2026 Notes as a result of this adjustment exceed 22.4466 shares of common stock, subject to adjustment. The 2023 Notes contain substantially similar conversion features.

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

VOCERA COMMUNICATIONS, INC.
Date: November 3, 2021	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer

Date: November 3, 2021	By:	/S/ Steven J. Anheier
Steven J. Anheier Chief Financial Officer
(Principal Financial Officer)