Form 10-K
period 2021-12-31
VOCERA COMMUNICATIONS, INC.
filed 2022-02-22
CIK 1129260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
3030 Orchard Parkway
San Jose, CA 95134
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1,150 million based upon the $39.85 closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates of registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2022, there were 35,040,842 shares of the registrant's common stock outstanding.

VOCERA COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2021

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

Item 1.    Business
Overview
We are a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, retail, energy, education and other mission-critical mobile work environments in the United States and internationally. The significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers enhance quality of care, safety, patient and staff experience, and improve operational efficiency. Care teams at over 2,300 healthcare facilities worldwide have selected our solutions to communicate with others, reduce alarm fatigue, improve staff safety, enhance workflow, and help improve patient experience. Our solutions can also be found in hotels, nuclear power facilities, schools, libraries, retail stores and other environments where mobile workers need to communicate and access resources instantly.
Our communication and collaboration solution enables users to connect instantly with other staff simply by saying the name, function or group name of the desired recipient. Our solution includes an intelligent enterprise software platform; lightweight, wearable, voice-controlled communication devices; as well as smartphone applications. It also delivers HIPAA-compliant secure text messages, alerts and alarms directly to the Vocera Badge, Vocera Smartbadge, smartphones and other mobile communication devices both inside and outside the hospital in order of priority, replacing legacy processes and technologies including pagers and in-building wireless and landline phones.
At the core of this solution is a patent-protected, enterprise-class server software platform. Our software platform is built on a scalable architecture and recognizes more than 100 spoken commands. Users can instantly communicate with others using the Vocera Smartbadge or Vocera Badge, or through smartphone applications developed for iOS and Android mobile devices. Our platform lets users communicate and collaborate with each other using real time voice or HIPAA-compliant secure texting, and unlike other solutions, allows users to reach people by their role, room assignment, functional group or department, without needing to know a person’s name or phone number. The system can also broadcast emergency messages to a single department or to an entire organization. Our solution can be integrated with other clinical systems, including Electronic Health Records (EHR), nurse call, patient monitoring and even some medical devices, to provide critical data, alerts, alarms and clinical context that enables better workflow. Our enterprise-class software platform also features an advanced clinical rules engine that unifies data from multiple sources simultaneously, enables prioritization of notifications, adds patient context, and sends messages to the right care team members on their mobile devices. Our platform allows clinicians to be away from the bedside while staying informed about their patients. Our portfolio of over 150 unique integrations enhances clinical workflow by enabling the interoperability of our solution with a significant number of clinical and operational systems used in hospitals today.
Beyond healthcare, our solutions are used to quickly and contextually connect staff in other mission-critical mobile-worker environments. In the hospitality industry, it is used to enhance guest experience, as well as staff safety, productivity, and responsiveness. In the nuclear power industry, our solutions are used to instantly connect people and resources. In education, schools use our solutions to increase security, safety and staff communication and libraries use our solutions to enable their staff to be more mobile and attentive to patrons. And, in retail, our solutions are used to enhance the customer experience by enabling store personnel to quickly connect in and across various locations.
Over our 22-year history, we have significantly enhanced and added features and functionality to these solutions through ongoing development based on frequent interactions with our customers. Throughout the COVID-19 pandemic our solution has been used to simplify communication, preserve surgical gloves, face masks and other valuable personal protective equipment (PPE), has allowed for care teams to do remote rounding and even allowed for a patient’s family to be included in three-way calls. We believe that these uses of our solution will become industry standard.
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
In May 2021, we acquired PatientSafe Solutions, Inc. (now marketed and sold under the Vocera Edge brand). Vocera Edge provides a clinical communication and collaboration (CC&C) solution for smartphones that is engineered to run either on-premises or in the cloud. The solution is designed for hospitals and health systems that have invested in their electronic health record (EHR) mobile workflow software, are smartphone centric, and prefer a cloud-based CC&C solution. The solution enhances care team mobility and efficiency at the point of care through effective, reliable communication and clinical workflows. Nurses can document to the EHR while receiving filtered, prioritized alarm and task notifications. Physicians can communicate with the nurses and team members supporting their patients. Two-way communication with a hospital’s EHR system enables clinicians to complete certain documentation and manage patient-centric communication from their smartphones. With this acquisition, Vocera further strengthened its ability to improve the lives of patients, families and care teams.
As of December 31, 2021, our solutions were selected by over 2,300 healthcare facilities, including large hospital systems, small and medium-sized local hospitals, clinics, surgery centers and aged-care facilities. We sell our solutions to healthcare customers primarily through our direct sales force in the United States, with resellers for certain vertical markets as well as our U.S. Government business, and through both direct sales and select distribution channels in international markets.
We were incorporated in Delaware on February 16, 2000. Our corporate headquarters are located at 3030 Orchard Parkway, San Jose, California, 95134, and our main telephone number is (408) 882‑5100. We maintain a website at www.vocera.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.
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
Broadly, we believe the healthcare industry is placing greater emphasis on the need for better communication and workflow to meet increasing requirements for care quality, efficiency, patient satisfaction and staff safety and resiliency. Hospitals are struggling to attract and retain the needed nurses and other frontline caregivers to meet their demands. The pandemic has resulted in many nurses leaving the profession and hospital administrators are looking for tools and technologies that can help connect and protect frontline caregivers. The need for clinical communication and workflow solutions is being identified as a key technology to improve staff and patient safety, throughput, and retention. A number of non-government organizations, such as The Joint Commission, are also requiring improvements in patient safety and quality of care. These forces are driving hospitals to invest in technology and process improvements to manage their operations more efficiently, improve quality of care, and increase patient satisfaction and staff resiliency. Our solutions help hospitals increase productivity and reduce costs by enhancing workflow and improving patient and staff satisfaction through secure, integrated and intelligent communication.

Our strategy
Our goal is to extend our leadership position as a provider of communication and workflow solutions in the healthcare market and add new customers in non-healthcare markets.
Key elements of our strategy include:

•Expand our business to new U.S. healthcare customers.    We believe our solutions can provide significant value to health systems, hospitals and smaller healthcare facilities. We plan to continue to add new customers among hospitals of all sizes, and expand to outpatient clinics, aged-care and skilled nursing facilities. We are increasingly selling enterprise level deployments across entire health systems which is resulting in higher average selling prices.

•Further expand our footprint within our existing installed customer base.    Many of our customers initially deploy our solutions in several departments of a hospital and gradually expand to additional departments as they come to fully appreciate the value of the solutions. We have a significant opportunity to up-sell and cross-sell to our existing customers, including into new hospitals that are part of an existing healthcare system customer. Key sales strategies include expanding our footprint at existing customer facilities and capturing additional revenue by cross selling some of our newer solutions like Engage, Ease, Edge, and the Smartbadge. We plan to continue expanding within our existing customers in order to grow our revenue and maintain and improve the customer experience.

•Extend our technology advantage and create new product solutions.    We intend to continue our investment in research and development to enhance the functionality of our solutions and further differentiate them from other competing solutions. As we did with the COVID-19 related enhancements and features, introduction of the Smartbadge in January 2019, and the introduction of the new Vina Smartphone Application in September 2019, we plan to continue to invest in product upgrades, product line extensions and new solutions to enhance our portfolio, including further development of applications for iOS and Android devices.

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

•Invest in partnerships. To create a more efficient communication and workflow system for the entire care team our solution needs to access clinical data and patient context. To enhance that access, we plan to continue to broaden our ecosystem of technology partners, including vendors that provide nurse call systems, patient monitoring systems, analytics and EHRs. We added new partnerships in 2021 and will continue to explore new relationships that broaden our overall market presence and accelerate the sales of our offerings.

•Pursue acquisitions of complementary businesses, technologies and assets.    Over the last several years we have completed a number of acquisitions to help us achieve our strategic vision by enhancing our products and enabling us to enter new markets. Our acquisitions have expanded our solutions, demonstrating that we can successfully source, acquire and integrate complementary businesses, technologies and assets. With the acquisition of PatientSafe Solutions, Inc. in May 2021, we further strengthened our ability to improve the lives of patients, families and care teams. We intend to continue to pursue acquisition opportunities that we believe can accelerate the growth of our business.

•Grow our international healthcare presence.    Today, in addition to our core U.S. market, we sell into other English-speaking markets, including Canada, the United Kingdom, Australia, New Zealand, and Middle Eastern countries including the United Arab Emirates, Saudi Arabia, Oman and Qatar. We believe that the rapid pace of investment in new healthcare facilities in these developing international markets provides a significant opportunity for growth. As of December 31, 2021, our solutions were selected by nearly 400 healthcare facilities outside the United States. We plan to utilize both our direct sales force and leverage channel partners to expand our presence into other markets over time.

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

Our products, technology and services
Our solutions include the Vocera Communication and Workflow System, Vocera Ease, Vocera Edge, and Vocera Care Experience. To complement our solutions, we provide services, support and education to help our customers optimize the benefits of our solutions.
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
•Vocera Smartbadge. Our Smartbadge is the only wearable communication device purpose-built for patient care and can be used under PPE. Our Smartbadge is powered by the Vocera Software Platform and operates over customers' industry-standard Wi-Fi networks. The Smartbadge has a 2.4” touchscreen that enables the user to receive prioritized alert and alarm notifications with additional patient context. Additionally, users can make and answer calls hands-free or by holding it up to the ear for privacy, and send and receive secured text messages, using the touchscreen keyboard with no character limit. The Smartbadge also has a dedicated panic button and enhanced "do not disturb" functionality. The Smartbadge has received the FIPS 140-2 certification from the National Institute of Standards and Technology.
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
Vocera Ease
Vocera Ease is our cloud-based SaaS communication platform and mobile application built to improve the patient experience and reduce the workload on nurses by enabling friends and family members to receive timely updates about the progress of their loved one in the hospital. The Vocera Ease app enables nurses and other care team members to send HIPAA-compliant texts, photos, and video updates to patients’ loved ones, putting them at ease and saving valuable time.
Vocera Edge
Our communication solution for smartphones which is either on-premises or cloud-based, Vocera Edge, enhances care team mobility and simplifies work at the point of care through effective, reliable workflows. Vocera Edge is ideal for smartphone-centric hospitals and health systems that are invested in EHR mobile applications and prefer a cloud-based CC&C solution. With Edge, nurses can save time by unifying the most common EHR documentation workflows and urgent, event-based communication from a single smartphone app. They can securely access patient data from the EHR at the point of care and write back directly to the patient record through closed-loop, bi-directional communication.
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
Services
Our customer-centric strategy is supported by our services and support capabilities, which help customers optimize their use of Vocera solutions and enhance users' experience with our products. Our services organization consists of the following:

•Professional services.   Our professional services help customers successfully deploy, manage, update and/or expand their Vocera systems in order to gain the full benefits of our solutions. As of December 31, 2021, our professional services team consisted of 134 professionals with expertise in wireless communication, clinical workflow, end-user training, speech science and project management. We offer a full suite of services, including clinical workflow design, wireless assessment, solution configuration, training and project management, enabling customers to integrate our solutions and improve workflow efficiency and staff productivity. We also provide classroom and distance learning curricula for systems administrators, information technology professionals and clinical educators.
•Software maintenance and support.   We provide 24x7 technical support to our customers through our support centers in San Jose, California; Fort Wayne, Indiana; Toronto, Canada and Reading, United Kingdom. As of December 31, 2021, our technical support team consisted of 90 technical support professionals with expertise in wireless, telephony, integration, servers and client devices. Our team utilizes remote diagnostic tools to proactively assess the performance of customer systems. We assign technical account management resources to our largest accounts to help them expand the use of our solutions and facilitate adoption of new functionality. Software maintenance entitles customers to unspecified upgrades, bug fixes and patch releases. Additional services, including an annual Remote System Health Assessment and biweekly technical webinar education, are offered as project-based consulting or through our membership collaborative.

•Vocera University. We provide hands-on, interactive educational experience through classroom training, distance learning or customized courseware covering best practices, implementation and use of our solutions. Training courses are provided for systems administrators, IT professionals and industry-specific, end-user educators.
Sales and marketing
Sales
Our sales employees call on hospitals and healthcare systems in the United States, Canada, the United Kingdom, Australia, New Zealand and several countries in the Middle East. As of December 31, 2021, we had 179 sales and account support employees. The sales team is organized to allow us to better serve our customers and to support the different elements of our sales strategy. We supplement our sales organization by utilizing U.S. government-authorized resellers to facilitate our sales to Veterans Administration and Department of Defense healthcare facilities. We also use resellers in certain vertical markets in the United States, as well as in international markets to supplement our sales efforts. A specialized group of our sales team focuses on the development of new customer relationships with large integrated health systems and government healthcare facilities. We enhance our sales efforts by including individuals with nursing backgrounds in our sales staff to address clinical uses with, and provide utilization advice to, customers and potential customers. We have also staffed our sales team with system engineers who focus on the technical elements of system optimization, particularly wireless, and overall product configuration. We have a small direct sales team to focus on developing our non-healthcare business, including hospitality, energy, education and other mission-critical mobile work environments.
Marketing
Our marketing efforts focus on building awareness and generating demand. We believe that continuing to increase our brand recognition is important for the growth of our business as well as generating demand for our solutions. As of December 31, 2021, we had 40 employees in marketing, product management and business development.
Our customer-centric marketing strategy is important in generating new sales leads as word of mouth promotion and testimonials are some of our most valuable marketing tools. A number of our customers have agreed to participate in video testimonials, white papers and case studies that validate the efficacy and the financial benefits of our solutions. We have been featured in numerous articles and on network television demonstrating increased patient satisfaction, streamlined hospital operations and enhanced employee satisfaction and safety. Additionally, we sponsor numerous customer-led webinars to demonstrate customer success and to let prospective customers hear from their peer group about the positive impact that our solutions have made on their hospitals. Many of our sales leads come from referrals of existing customers or users who have moved from a hospital already using Vocera to a new facility or health system. We also invest in digital outreach to better influence buyers early on in their decision-making.
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
Customers
Our solutions have been selected by nearly 2,800 facilities worldwide. Of these, over 2,300 are hospitals and other healthcare facilities, and over 400 are outside of the United States. Our healthcare customers include national and international health and hospital systems, large and medium-sized independent and academic hospitals, small hospitals and healthcare facilities, and U.S. governmental hospitals and care facilities.
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

The most significant alternative with which we compete for new sales in hospitals is smartphone applications. These smartphone applications do not have the system intelligence, integrated workflow and convenience of our communication and workflow solutions and are primarily focused on basic text messaging and simple communications.
Additionally, we compete against EHR companies, which have their own smartphone application for secure texting that they continue to enhance. We differentiate our solutions from these vendors by enabling hands-free communication via our Smartbadge and Badge and offering a sophisticated rules engine to support more advanced clinical workflows with more than 150 system integrations.
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
We believe that the primary competitive factors at work in our market include:

•comprehensiveness of the solution, the features provided and the ability to purchase the complete solution from a single vendor
•product performance and reliability
•the initial cost and ongoing cost of ownership
•customer service and support capabilities
•clinical expertise and our deep understanding of clinical workflows and communications challenges
We may face increased competition in the future, including from large, multinational companies or private equity backed organizations with significant resources. Potential competitors may have existing relationships with purchasers of other products and services within the hospital, which may enhance their ability to gain a foothold in our market. In addition, the continuing expansion of our communication and workflow collaboration capabilities may introduce us to a broader set of competitors. These competitors may include companies that provide clinical workflow solutions, enterprise software, cloud-based solutions and electronic health records.
Research and development
Our continued investment in research and development is critical to our business. We have teams of engineers with expertise in various fields, including software, firmware, database design, applications, speech recognition, wireless communication and hardware design. We employ research and development personnel in San Jose, California; San Diego, California; Fort Wayne, Indiana; Orlando, Florida; Toronto, Canada; Reading, United Kingdom, and Bangalore, India. There were 211 full-time research and development employees as of December 31, 2021. Finally, we have periodically engaged outsourced development firms and contractors to help us with the development and quality assurance testing of certain elements of our software offerings.
Intellectual property
Our success depends, in part, upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We held 33 U.S. patents as of December 31, 2021, including patents on many capabilities of our software platform and wearable devices. The expiration dates of these patents range from 2022 through 2036. One or more utility patents have also been issued in Australia, Canada, India, Japan and the European Patent Office (with validation in Germany, the United Kingdom and the Netherlands). A European Community design patent has been issued that protects the design in multiple European jurisdictions.
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
Employees and Workforce Management
As of December 31, 2021, we had 745 employees dedicated to our mission of improving the lives of healthcare professionals and patients. These consist of 20 in manufacturing and quality operations, 211 in research and development, 219 in sales and marketing, 224 in services and support and 71 in general and administrative. Our workforce is distributed globally across 6 countries with 586 employees located in the U.S. and 159 located outside the U.S. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our company culture to be a unique asset, and we believe we have maintained excellent relations with our employees.
Vocera’s workforce is governed by various federal, state, and local regulations. We monitor all key employment activities such as hiring, termination, and pay practices for compliance with established regulations globally. The Compensation Committee of our Board of Directors is responsible for monitoring our workforce management, including, among other aspects, management depth and strength assessment, leadership development, talent assessment, diversity, equity, inclusion, and belonging, and our employee experience survey results. While workforce management is overseen at the highest level of our company, it is woven into the everyday fabric of Vocera’s culture.
At Vocera, our people are our greatest asset, a competitive advantage, and are the core component behind our every success. The cultural values we put into action are: build with respect, embrace innovation, think customer first, drive for results and lead with passion. These values are the framework we align with to hire, train, manage and assess the performance of our global employees. We believe these values differentiate us and, in part, allowed us to consistently retain our employees throughout fiscal year 2021, as our attrition rate continues to be lower than benchmark data. Our employee average tenure globally is 4.8 years.
We foster a culture where our employees can thrive both at work and at home. We apply a systemic approach to culture and people and align performance with pay and rewards. As part of Vocera’s dedication to and investment in its employees, we conduct organizational health surveys designed to assess employee engagement, leadership, work environment, and culture.
Diversity, Equity, Inclusion, and Belonging: We embrace diversity and inclusion and strive to provide a rich environment with diverse skills, backgrounds, and perspectives. As of December 31, 2021, 34% of global employees, 28% of leadership positions, and 33% of our board of directors identified as female. In terms of racial and ethnic diversity, 34% of our employees in the United States self-identified as part of a minority group. At Vocera we are committed to diversity, equity, and inclusion. In 2021, we measured our employees' perceptions on this topic and scored at or above industry benchmark. 2021 was a year of program development and growth around this topic including: a comprehensive internal assessment, internal communications campaign, global listening tour, multiple diversity, equity, inclusion, and belonging virtual events, employee resource group development, required management training, and the publishing of our diversity, equity, inclusion, and belonging statement and commitment.
Employee Well-being and Resilience: We provide comprehensive benefits related to health, wellness, mental health and family resources designed to meet the needs of our diverse global workforce. Employee resilience, physical and psychological safety is of paramount importance to us in any year and was of particular focus in 2021 in light of the ongoing COVID-19 pandemic. We enhanced and promoted programs, events, and resources to support our employees' physical, financial, social, emotional, and family’s well-being through our Vocera on Wellness and Employee Assistance Programs. As part of our ongoing response to the pandemic, we provide PPE to our frontline employees, continue to implement new safety protocols, enhance utilization of existing productivity and collaboration tools, and establish structures for timely communication and decision making throughout the changing environment. As a partner to healthcare providers, we connect our purpose and align our safety requirements to stand shoulder to shoulder with our customers. We facilitate frequent town halls to clearly articulate expectations and engage in meaningful dialogue with all employees. As a result of these efforts, we maintain high employee satisfaction results.
People Development: We believe in investing in our employees, and their professional growth and development is a priority for our company. We engage in detailed discussions around succession planning and talent development to achieve business results at all levels. We have robust employee development review discussions where high-performing and high potential employees are identified for future growth opportunities, as well as succession planning for future critical leadership positions. Actions and development plans as a result of this work are ongoing throughout the year. With an emphasis on supporting women in navigating and accelerating their careers, a cohort of employees participated in a career advancement program. With an added focus on developing our leaders, our people managers attended management essentials sessions, and we hosted a customized year-long leadership development program focused on our top talent and future leaders. Due to the prolonged nature of the pandemic, we offered leaders additional training to maintain high employee engagement in a largely remote working environment.
Community and Social Impact: Vocera strongly believes in giving back to local communities by volunteering and making direct donations where our employees live and work. While the global pandemic continued to limit our ability to volunteer in-person in certain regions, our employee-run community involvement council held some in-person and virtual charitable events and was able to make multiple donations to food banks and other regional and national non-profit agencies.
Backlog
Our backlog of undelivered orders, which includes non-cancellable and cancellable amounts, was $162.1 million and $109.2 million at December 31, 2021 and 2020, respectively. Of the current backlog, all but $84.2 million is expected to be delivered in 2022.
Government regulations and standards
A majority of our revenue is derived from the healthcare industry. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations, as well as the behavior and attitudes of our users. Representatives of the U.S. federal legislature and agencies have announced plans to reform or revise aspects of the U.S. healthcare system and we expect these efforts to continue over the next several years. We also expect federal and state legislatures and agencies to continue to consider new programs to reform or revise aspects of the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate.
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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:
•The Transaction (as defined herein), the pendency of the Transaction or our failure to complete the Transaction could have a material adverse effect on our business, results of operations, financial condition and stock price.
•We have incurred significant losses in the past and will likely experience losses in the future.
•We depend on sales in the healthcare market for the majority of our revenue, and a decrease in sales in the healthcare market would harm our business.
•Our sales cycle and our deployment timelines can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.
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
•If we fail to successfully develop and introduce new solutions and features to existing solutions, our revenue, operating results, and reputation could suffer.
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
•We have indebtedness in the form of convertible senior notes. The provisions of indenture for the 2023 notes and 2026 notes (the Notes), accounting method for the Notes and capped call transactions entered into related to the Notes could have a material effect on our operating results, value of the Notes and our common stock or may deter or prevent a business combination.

Risks related to our business and industry

The Transaction, the pendency of the Transaction or our failure to complete the Transaction could have a material adverse effect on our business, results of operations, financial condition and stock price.
On January 6, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Stryker Corporation, a Michigan corporation (“Parent” or “Stryker”), and Voice Merger Sub Corp., a Delaware corporation and a direct or indirect wholly owned subsidiary of Parent (“Merger Sub” or “Purchaser”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub would commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock at a price per share equal to $79.25 (the “merger consideration”), net to the seller in cash, without interest, and subject to withholding taxes required by applicable law (the “Offer Price”).
Following the expiration of the Offer and the acceptance by Merger Sub of the tendered shares in the Offer, on the terms and subject to the conditions in the Merger Agreement, Merger Sub would merge with and into Vocera, with Vocera continuing as the surviving corporation and becoming a wholly owned subsidiary of Stryker (the “Merger” and collectively with the Offer, the “Transaction”), and each then-outstanding share of our common stock (with certain limited exceptions) would be converted into the right to receive the Offer Price. Consummation of the Transaction is subject to various conditions, including, in respect of Merger Sub’s obligation to purchase and accept the tendered shares in the Offer, the condition that the number of shares validly tendered and not properly withdrawn prior to the Expiration Time (as defined in the Merger Agreement) is, when added to the shares, if any, owned by Parent, Merger Sub, or any subsidiary of Parent, represents at least a majority of all shares of our common stock then outstanding. The tender offer expires at one minute after 11:59 p.m., Eastern time, on February 22, 2022. The Transaction is expected to close in the first quarter of 2022, subject to the satisfaction of customary closing conditions. However, there is no assurance that all of the various conditions to the Transactions will be satisfied, or that the Transaction will be completed on the proposed terms pursuant to the Merger Agreement, within the expected timeframe, or at all. Furthermore, there are additional inherent risks to the Transaction, including the risks detailed below.
During the period prior to the closing of the Transaction, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Transaction on our business relationships, financial condition, operating results and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase offerings from other providers or delay purchasing from us.
•the possibility of disruption to our business and operations, including diversion of management attention and resources from ongoing business operations.
•the inability to attract, hire and retain key personnel, and the possibility that our current employees could be distracted, and that their productivity may decline as a result, due to uncertainty regarding the Transaction.
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Transaction, and other restrictions on our ability to conduct our business contained in the Merger Agreement.
•unexpected costs, fees, expenses and charges related to the Merger Agreement and the Transaction.
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions, political conditions, regulatory requirements, licensing requirements and tax matters.

The Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:
•less than the requisite percentage of our stockholders support the proposed Transaction and tender their shares.
•the possibility that competing offers or acquisition proposals for our business will be made.
•stockholder litigation, which could result in significant costs of defense, indemnification and liability.
•the failure by Parent and Merger Sub to obtain the necessary financing to complete the Transaction.
•the failure to satisfy any or all conditions to the completion of the Transaction, including the possibility that a Company Material Adverse Effect (as defined in the Merger Agreement) would permit Parent not to close the Transaction.
•the occurrence of any other event, change or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances that would require us to pay a termination fee or other expenses.

If the Transaction does not close, our business and stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our stock reflects an assumption that the Transaction will be completed, the price of our common stock could decrease if the Transaction is not completed.
•investor confidence could decline, additional stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Transaction.

•the requirement that we pay a termination fee of $108.7 million to Parent if the Merger Agreement is terminated in certain circumstances.

Even if successfully completed, the Transaction has certain consequences and poses certain risks to our stockholders, including:
•the fact that receipt of the all-cash per share consideration under the Merger Agreement will generally be taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes.
•the fact that, if the Transaction is completed, we will no longer operate as an independent public company and our stockholders will forgo the opportunity to realize potential growth and profits, including any potential growth in sales and revenues that could have resulted if we had remained independent, in future prices for our common stock in excess of the $79.25 per share offer price.

We have incurred significant losses in the past and will likely experience losses in the future.

We have incurred significant losses in the past and reported a net loss of $8.5 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $153.3 million. If we cannot make consistent progress toward future profitability, our business and our stock price may be adversely affected.
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

To date, substantially all of our revenue has been derived from sales to the healthcare market and, in particular, hospitals. Sales to the healthcare market accounted for 98%, 98% and 96% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. We anticipate that sales to the healthcare market will represent a significant portion of our revenue for the foreseeable future.
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

Our sales cycle and our deployment timelines can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles and our deployment timelines can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Customers typically undertake a significant evaluation process, which frequently involves not only our solutions but also their existing communications methods and those of our competitors and can result in a lengthy sales cycle that sometimes exceeds twelve months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. Similarly, our increasing dependence on larger, hospital-wide and health system-wide deployments may increase fluctuations in our revenue and operating results because the failure to complete a significant sale, or the loss of a large customer, will have a greater impact on those results. In addition, purchases of our solutions are frequently subject to budget constraints and shifts, multiple approvals, and unplanned administrative, processing and other delays. We have experienced and may continue to experience elongated sales cycles due to ongoing uncertainty caused by the COVID-19 pandemic, as well as past and future healthcare reform legislation, the impact of shifting federal government budgets, changes to Medicare and Medicaid reimbursement and potential future statutes and rule making.

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
As we continue to pursue opportunities for larger deals that have greater technical complexity, including deals that require more complex integrations with our customers' workflows, we may experience a longer time period for our solutions to deploy and as a result, our revenue recognition for these deals may be delayed. Additionally, as we enter agreements with new and existing customers for larger and more complex deals across multiple sites, we have been, and may continue to be, required to agree to customer acceptance and cancellation clauses. With acceptance clauses, delays may occur in obtaining customer acceptance regardless of the quality of our products and services, and may cause us to defer revenue recognition where such acceptance provisions are substantive in nature, or they may require us to incur additional professional services or other costs in an effort to obtain such customer acceptance. Cancellation clauses may result in a customer canceling an order for our hardware, software and services, which could impact our revenue.

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
Sercomm, SMTC, other contract manufacturers or ODMs may experience problems that could impact the quantity and quality of hardware components of our solution, including disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages and cost increases. The majority of the hardware components of our solution are manufactured in Asia or Mexico, and adverse changes in political or economic circumstances, or health related issues such as epidemics or contagious diseases, in those locations could also disrupt our supply and quality of components of our solutions. For example, there is currently a global shortage of semiconductors that are used in a wide variety of products, including ours. Our contract manufacturers currently have an adequate supply of semiconductors to satisfy our expected demand for 2022, but a prolonged shortage could result in manufacturing delays for our products. In addition, U.S. government officials have imposed changes in trade, tariffs, fiscal and tax policies and may do so in the future, and any such changes in the U.S. or in other countries from which we source components of our products could adversely affect our business.
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
The ongoing outbreak of coronavirus, SARS-CoV-2 (COVID-19) continues to be a global pandemic and both a public health and economic emergency. Many federal, state and local governments and private entities have mandated and lifted various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a prolonged period of time. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
The pandemic has affected, and may continue to adversely affect, our customers’ operations, our employees and our employee productivity. It may impact the ability of our customers, subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in payment defaults, collection costs and/or delays or disruptions in performance. In particular, hospitals and healthcare facilities have prioritized the care and treatment of COVID-19 patients and may have restricted access for most visitors and reduced spending unrelated to COVID-19. These customers have also had to suspend elective procedures in some cases, which generate a majority of their profits, adding to their financial difficulties. While many elective procedures have resumed, it is uncertain whether consumers will seek those procedures due to concerns about COVID-19 and its variants, including Delta and Omicron, and it is also uncertain if elective procedures will be suspended again if cases increase. In response, some have furloughed staff, including those we ordinarily work with to sell and implement our offerings.
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
The ongoing COVID-19 pandemic has also caused us to modify our business practices including employee travel, customer visits, employee work locations, and cancellation of physical participation in meetings, events and conferences which are important to support our sales approach. We also are requiring our employees to be vaccinated against COVID-19 unless they qualify for an exemption. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could result in reduced revenue. We could also be adversely affected if government authorities impose additional restrictions or extend the length of restrictions on public gatherings, human interactions, mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
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
Federal budget activities also impact our customers. Our customers include healthcare facilities run by the Department of Defense and the U.S. Department of Veterans Affairs. During the years ended December 31, 2021, 2020 and 2019, we generated approximately 20%, 18% and 17%, respectively, of our revenue from these customers. Our reseller to the Department of Defense and the U.S. Department of Veterans Affairs represented 17% and 33% of our accounts receivable as of December 31, 2021 and 2020, respectively. These customers have been and may continue to be impacted by budgetary and legislative actions.
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

Although we derive a relatively small portion of our revenue from customers outside the United States, we believe that non-U.S. customers could represent an increasing share of our revenue in the future. During the years ended December 31, 2021, 2020 and 2019, we generated 9.4%, 10.7% and 8.7% of our revenue, respectively, from customers outside of the United States, including Canada, the United Kingdom, Australia, New Zealand and Middle Eastern countries including the United Arab Emirates, Saudi Arabia and Qatar. We also operate an innovation center in India and a sales office in Dubai, United Arab Emirates. Accordingly, we are subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States, including:
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

In recent years, we have actively engaged in sales efforts to customers outside the healthcare markets, including hospitality, retail, energy, education and other mobile work environments. We may not be successful in further penetrating the non-healthcare markets upon which we are initially focusing, or other new markets. To date, our solutions have been selected by over 450 customers in non-healthcare markets. Total revenue from non-healthcare customers accounted for 2%, 2% and 4% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. If we cannot maintain these customers by providing solutions that meet their requirements, if we cannot successfully expand our solutions in non-healthcare markets, or if adoption of our solutions remains slow, we may not obtain significant revenue from these markets. We may experience challenges as we expand in non-healthcare markets, including pricing pressure on our solutions, budget constraints, and technical issues as we adapt our solutions for the requirements of new markets. For example, some of our hospitality and retail customers have been significantly impacted by the COVID-19 pandemic and they have been forced to close locations and face significant revenue declines. Our solutions also may not contain the functionality required by these non-healthcare markets, may be too expensive or may not sufficiently differentiate us from competing solutions such that customers can justify deploying our solutions.

We generally recognize revenue from maintenance and support contracts and subscription arrangements over the contract term, and changes in sales may not be immediately reflected in our operating results.

We generally recognize revenue from our customer subscription and support contracts and extended warranty contracts ratably over the contract term, in some cases subject to an early termination right. Revenue from our subscription and support contracts accounted for 40%, 40% and 38% of our revenue for years ended December 31, 2021, 2020, and 2019, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription and support contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription and support, extended warranty contracts or subscription agreements by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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
For example, in May 2016, the EU formally adopted the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal information, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal information that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and additional requirements that we impose certain contractual obligations on third-party processors in connection with the processing of the personal information. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal information, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal information relates, the transfer of personal information out of the European Economic Area, security breach notifications and the security and confidentiality of personal information. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. Additionally, the United Kingdom (UK) implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. Since the beginning of 2021 (when the transitional period following Brexit expired), we also have to continue to comply with the GDPR and the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global revenue. The relationship between the UK and the EU remains uncertain, for example how data transfers between the UK and the EU and other jurisdictions will be treated and the role of the UK’s supervisory authority. For example, on June 28, 2021, the European Commission adopted the adequacy decision (the “UK Adequacy Decision”) in the wake of a non-binding vote by the European Parliament against the then-draft UK Adequacy Decision the month prior. Consequently, personal data can continue to flow from the EEA to the UK without the need for appropriate safeguards. The UK Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years only, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the UK continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the UK deviates from the level of protection presently in place. If this adequacy decision reversed by the European Commission, it would require that companies implement protection measures such as the standard contractual clauses, or “Standard contractual Clauses,” for data transfers between the EU and the UK. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
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
On June 4, 2021, the European Commission finalized new versions of the Standard Contractual Clauses, with the implementing decision, or “Implementing Decision,” now in effect as of June 27, 2021. Under the Implementing Decision, the revised clauses must be used for relevant new data transfers from September 27, 2021 and existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the European Economic Area, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Further, since the transition period for Brexit ended December 31, 2020, there remains some uncertainty regarding cross-border data transfers from the EU to the United Kingdom following the June 2021 UK Adequacy Decision. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our solutions or increase the costs associated with selling our solutions and may affect our ability to invest in or jointly develop solutions in the United States and in foreign jurisdictions. If we are required to implement additional measures to transfer data from foreign jurisdictions, such as the EU, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations. Further, we cannot guarantee that our privacy and security policies and practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.
Additionally, several states have begun enacting new data privacy laws. For example, California recently enacted legislation, the California Consumer Privacy Act (CCPA), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. The CCPA took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended on multiple occasions and additional regulations of the California Attorney General came into effect on August 14, 2020 and were most recently amended on March 15, 2021. However, aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act (CPRA) was recently approved by California voters in connection with the election on November 3, 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Two states have recently passed personal information laws: the Colorado Privacy Act, which goes into effect on July 1, 2023; and Virginia’s Consumer Data Protection Act, which goes into effect on January 1, 2023.
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

The Notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to all of our existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit any of our current or future subsidiaries from incurring additional liabilities.

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

Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to Notes being converted.

In addition, our ability to repurchase Notes or to pay cash upon conversions of the Notes may be limited by law, regulatory authority, or any agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash upon conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversions of the notes.

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

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

During the year ended December 31, 2021, the conditions allowing holders of the 2023 Notes to convert have been met because our stock price traded above the minimum price specified in the Indenture during the year ended December 31, 2021. The 2023

Notes are convertible at the option of the holder until at least March 31, 2022 and are classified as current debt as of December 31, 2021.

Changes in the accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

The accounting method for reflecting the Notes on our balance sheet, accruing amortized interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. For the fiscal year beginning January 1, 2021, we have elected to early adopt new accounting guidance that was recently released that simplifies the accounting for convertible debt that may be settled in cash (ASU 2020-06), amending Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result, we recorded the convertible debt securities (including the Notes) entirely as a liability on our balance sheet, net of issuance costs incurred, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. Additionally, the new guidance modifies the treatment of convertible debt securities that may be settled in cash or shares by requiring the use of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. In addition, in the future, we may, in our sole discretion, irrevocably elect to settle the conversion value of the Notes in cash up to the principal amount being converted. Following such an irrevocable election, we will calculate our diluted earnings per share by assuming that all of the Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the Notes are satisfied, then, under certain conditions, we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

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

Holders of the Notes will not be entitled to any rights with respect to our common stock, but they will be subject to all changes affecting our common stock to the extent satisfaction of our conversion obligation includes shares of our common stock.

Holders of the Notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to such Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), but holders of the Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our restated certificate of incorporation or restated bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.

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

The indentures governing the Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The indentures do not contain any covenants or other provisions to afford protection to holders of the Notes in the event of a fundamental change or other corporate transaction involving us except to the extent described in the indentures governing the Notes.

The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or a notice of redemption may not adequately compensate Note holders for any lost value of their Notes as a result of such transaction or redemption.

If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, we will, under certain circumstances, increase the conversion rate by a number of additional shares of our common stock for Notes converted in connection with such make-whole fundamental change or Notes called (or deemed called) for redemption that are converted during the related redemption period. The increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or the date we deliver the notice of redemption, as the case may be, and the price paid (or deemed to be paid) per share of our common stock in the make-whole fundamental change or determined with respect to the notice of redemption, as the case may be. The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or called (or deemed called) for redemption that are converted during the related redemption period may not adequately compensate a Note holder for any lost value of the Notes as a result of such transaction or redemption. Furthermore, if we call only a portion of the outstanding Notes for redemption, only those Notes called (or deemed called) for redemption will become convertible as a result of such call for redemption and only the conversion rate of the Notes converted in connection with such notice of redemption will be increased. Accordingly, Notes not called for redemption will not become convertible if not otherwise convertible at such time and will remain outstanding, and may have reduced liquidity and a resulting reduced trading price.

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

Provisions in the indentures for the Notes may deter or prevent a business combination that may be favorable to our security holders.

If a fundamental change occurs prior to the maturity date, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Furthermore, the indentures for the Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indentures could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our security holders.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Notes.

Upon the occurrence of a fundamental change, our Note holders have the right to require us to repurchase all or a portion of their Notes. However, the fundamental change provisions will not afford protection to holders of the Notes in the event of other transactions that could adversely affect the Notes. For example, a significant change in the composition of our board of directors or transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to offer to repurchase the Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of the Notes.

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

Because the Notes are held in book-entry form, holders must rely on The Depository Trust Company (DTC) procedures to receive communications relating to the Notes and exercise their rights and remedies.

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

In connection with the issuance of the Notes, we entered into capped call transactions with certain financial institutions (the option counterparties). The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties and/or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our common stock or the Notes at that time. In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions (and are likely to do so during any observation period related to a conversion of the Notes or following any repurchase of the Notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the price of our common stock or the Notes. The potential effect, if any, of these transactions and activities on the price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

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

As a public company, we incur substantial legal, accounting and other expenses. The Sarbanes-Oxley Act, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and rules subsequently implemented by the SEC and our stock exchange, impose various requirements on public companies, including certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, as amended by the JOBS Act, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly to the extent we remain a public company.

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

Location	Approximate square feet	Primary use	Lease expiration date
San Jose, California	70,000	Corporate headquarters and product warehousing	March 31, 2022
San Jose, California	77,822	Future corporate headquarters and product warehousing	June 30, 2029
Fort Wayne, Indiana	27,860	Development, sales and support	February 28, 2023
Bengaluru, India	20,734	Development	June 18, 2022
Bengaluru, India	20,734	Development	October 31, 2024
San Diego, California	9,944	Development, sales and support	July 31, 2023
Orlando, Florida	5,083	Sales and support	May 31, 2026
Toronto, Canada	2,289	Development, sales and support	April 30, 2024
Reading, United Kingdom	1,366	Sales and support	June 6, 2022
Dubai, United Arab Emirates	1,905	Sales and support	December 20, 2022
Queensland, Australia	1,100	Sales and support	June 23, 2022
Pleasanton, California	842	Development, sales and support	January 31, 2024

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

Holders of Common Stock
As of February 22, 2022, we had 25 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
The following stock performance graph compares the cumulative total return provided to holders of the common stock of Vocera Communications, Inc. relative to the cumulative total returns of the New York Stock Exchange Composite Index and the Standard & Poor's 1500 Health Care Technology Index over a five-year period. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on December 31, 2016, including reinvestment of dividends, and its relative performance is tracked through December 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Vocera Communications Inc.
NYSE Composite
S&P Health Care Technology

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Vocera Communications Inc.	$100.00	$163.44	$212.82	$112.28	$224.61	$350.68
NYSE Composite	$100.00	$118.73	$108.10	$135.68	$145.16	$175.18
S&P Health Care Technology	$100.00	$142.26	$110.70	$156.11	$168.77	$202.07

Purchases of Equity Securities by the Issuer and Affiliated Purchases
During the three months ended December 31, 2021, we did not repurchase any of our securities.
Securities Authorized for Issuance under Equity Compensation Plans
The information required for this Item is included in Part III of this document.
Recent Sales of Unregistered Securities
In March 2021, we issued $200.0 million in aggregate principal amount of 0.50% convertible senior notes (the “2026 Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act, as amended. The 2026 Notes are convertible into shares of our common stock on the terms set forth in the indenture governing the notes.

We used part of the net proceeds from the issuance of the 2026 Notes to retire approximately $102.9 million aggregate principal amount of our 1.50% convertible senior notes due May 15, 2023. In addition, in April 2021, the purchasers partially exercised the overallotment option and we issued an additional $24.5 million aggregate principal amount of the 2026 Notes. Information relating to the issuance of the notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021. See Note 8, “Convertible Senior Notes due 2026,” of our consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information.

Item 6. [Reserved]

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

Business overview
We are a provider of secure, integrated, intelligent communication and clinical workflow solutions, focused on empowering mobile workers in healthcare, hospitality, retail, energy, education and other mission-critical mobile work environments, in the United States and internationally. The significant majority of our business is generated from sales of our solutions in the healthcare market to help our customers enhance quality of care, safety, patient and staff experience and improve operational efficiency. As of December 31, 2021, care teams at over 2,300 healthcare facilities worldwide have selected our solutions.
We primarily sell products, software subscriptions and support and professional services directly to our customers. Total revenue increased 18.0% to $234.2 million in 2021 from $198.4 million in 2020, and our 2020 revenue increased 9.9% from $180.5 million in 2019. For the year ended December 31, 2021, we recorded a net loss of $8.5 million compared to a net loss of $9.7 million for the year ended December 31, 2020.
Our diverse customer base ranges from large hospital systems to small local hospitals, as well as other healthcare facilities and customers in non-healthcare markets. We do not rely on any one customer for a substantial portion of our revenue. While we have international customers in other English-speaking countries such as Canada, the United Kingdom, Australia, New Zealand and parts of the Middle East, most of our customers are located in the United States. International customers represented 9.4% and 10.7% of our revenue in 2021 and in 2020, respectively. We believe certain international markets represent attractive growth opportunities. We are considering plans to expand our international presence.
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
In the second quarter of 2021, we acquired PatientSafe for $36.0 million, net of $0.2 million of cash acquired. PatientSafe provides a clinical communication and collaboration (“CC&C”) solution for smartphones that is engineered to run either on-premises or in the cloud. For further discussion on the acquisition, please refer to Note 12 in the notes to the consolidated financial statements.
A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 is included in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.
Transaction with Stryker
Under the terms of the Agreement and Plan of Merger, dated as of January 6, 2022 (together with any amendments and supplements thereto, the “merger agreement”) among Stryker Corporation (“Stryker”), Voice Merger Sub Corp. and Vocera, Stryker, through a wholly owned subsidiary, commenced a cash tender offer to purchase all outstanding shares of common stock of Vocera for $79.25 per share. The tender offer is scheduled to expire at one minute after 11:59 p.m. Eastern time, on February 22, 2022, unless extended in accordance with the terms of the merger agreement. The tender offer is subject to various conditions, including a minimum tender of at least a majority of outstanding shares of Vocera common stock, and other customary conditions. The transaction is expected to close in the first quarter of 2022. Upon closing of the transaction, Vocera’s common stock will no longer be listed on any public market.
COVID-19 Pandemic
The ongoing outbreak of coronavirus, SARS-CoV-2, or COVID-19, continues to be a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Since our last filing, COVID-19 infections have continued and are increasing in many geographies of the world as new variants arise and these rates may continue to increase. Over the course of the COVID-19 pandemic, our business has been impacted in several ways, including the following:
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
Overall, the outbreak did not have a material impact on our operating results or business in the year ended December 31, 2021. While future impacts cannot be predicted at this time, the shift in hospital resources, attention to treatment of COVID-19 patients and declines in hospital revenues may result in reduced demand for our products and solutions, longer sales cycles, and/or delays of customer implementations, which could negatively impact our financial condition.

We have generated operating cash flows in the past and our $332.4 million in cash and short-term investments provides us with ample liquidity to meet our current needs. However, given the dynamic nature of this situation, we cannot accurately estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows.

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
Revenue is comprised of the following:

•Product.     Our solutions include both hardware and software. We refer to hardware revenue as device revenue, which includes revenue from sales of our communication badges and badge accessories, which include batteries, battery chargers, lanyards, clips and other ancillary badge components as well as revenue from the resale of third-party devices and related accessories. Software revenue is derived primarily from the sale of perpetual or term-based licenses to our Vocera Communication and Workflow System. Term based licenses delivered on-premises can be renewed on a subscription basis. Product revenue is generally recognized upon shipment of hardware and delivering of licenses.
•Service. We receive service revenue from sales of software maintenance, sales of cloud-based software subscriptions, extended hardware warranties and professional services. Subscription revenue is generally recognized ratably over the application term. Cloud-based software subscription and software maintenance are typically invoiced annually in advance, recorded as deferred revenue, and recognized as revenue ratably over the service period. Our professional services revenue is based on both time and materials, and fixed price contracts, and is recognized as the services are provided. Extended warranties are invoiced in advance, recorded as deferred revenue, and recognized ratably over the extended warranty period.
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
•Interest expense.      Interest expense consists of amortization of debt discount and debt issuance costs as well as the contractual interest incurred due to the issuance of the Convertible Senior Notes which are discussed in further detail in Note 8 of the Notes to Consolidated Financial Statements.
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
At December 31, 2021, we held a $61.5 million valuation allowance against our deferred tax assets. We review on a quarterly basis our conclusions about the appropriate amount of our deferred income tax asset valuation allowance.

Results of operations
The following table is a summary of our consolidated statements of operations for the years ended December 31, 2021 and 2020. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Years ended December 31,
	2021		2020
(in thousands, except percentages)	Amount	% Revenue	Amount	% Revenue
Consolidated statements of operations data:
Revenue
Product	$118,170	50.5%	$100,567	50.7%
Service	116,015	49.5	97,853	49.3
Total revenue	234,185	100.0	198,420	100.0
Cost of revenue
Product	31,675	13.5	28,805	14.5
Service	47,657	20.4	40,998	20.7
Total cost of revenue	79,332	33.9	69,803	35.2
Gross profit	154,853	66.1	128,617	64.8
Operating expenses
Research and development	45,850	19.5	38,820	19.6
Sales and marketing	74,551	31.8	65,494	33.0
General and administrative	38,537	16.5	28,382	14.3
Total operating expenses	158,938	67.8	132,696	66.9
Loss from operations	(4,085)	(1.7)	(4,079)	(2.1)
Interest income	1,032	0.4	3,169	1.6
Interest expense	(3,198)	(1.3)	(9,354)	(4.7)
Other expense, net	(1,550)	(0.7)	(640)	(0.3)
Loss before income taxes	(7,801)	(3.3)	(10,904)	(5.5)
(Provision for) benefit from income taxes	(694)	(0.3)	1,248	0.6
Net loss	$(8,495)	(3.6)%	$(9,656)	(4.9)%

Year ended December 31, 2021 compared to year ended December 31, 2020
Revenue:

	Years ended December 31,
	2021	2020	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Product Revenue
Device	$72,473	$69,321	$3,152	4.5%
Software	45,697	31,246	14,451	46.2
Total product revenue	118,170	100,567	17,603	17.5

Service Revenue
Subscription and support	94,246	78,532	15,714	20.0
Professional services and training	21,769	19,321	2,448	12.7
Total service revenue	116,015	97,853	18,162	18.6
Total revenue	$234,185	$198,420	$35,765	18.0%

Total revenue increased $35.8 million, or 18.0%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in total revenue was a result of an increase in revenue across all product lines, with significant growth in software and subscription and support.

Product revenue increased $17.6 million, or 17.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Device revenue increased $3.2 million, or 4.5%, and software revenue increased $14.5 million, or 46.2%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in device revenue was driven primarily by an increase in unit sales of badges and related hardware and accessories to new customers. The increase in software revenue was due to an increase in the number of software licenses delivered to our customers and the additional revenue from Edge products.

Service revenue increased $18.2 million, or 18.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Subscription and support revenue increased $15.7 million, or 20.0%, and professional services and training revenue increased $2.4 million, or 12.7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in subscription and support revenue was primarily the result of an increased number of customers who purchased software maintenance contracts, and the additional subscription revenue from the Ease products of $4.0 million. The increase in professional services and training revenue was due to an increase in implementation services for our solutions.
Cost of revenue:

	Years ended December 31,
	2021	2020	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Cost of revenue
Product	$31,675	$28,805	$2,870	10.0%
Service	47,657	40,998	6,659	16.2
Total cost of revenue	$79,332	$69,803	$9,529	13.7%
Gross margin
Product	73.2%	71.4%	1.8%
Service	58.9	58.1	0.8
Total gross margin	66.1%	64.8%	1.3%
Cost of product revenue increased $2.9 million, or 10.0%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The cost of product revenue increased primarily due to an increase in the amortization of developed technology related to the acquisitions of Ease and the PatientSafe. Product gross margin as a percentage of product revenue increased in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a higher proportion of software revenue.
Cost of service revenue increased $6.7 million, or 16.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Cost of service revenue increased primarily due to higher compensation and benefits costs as a result of increased headcount related to core business and the acquisitions of Ease and PatientSafe. Service gross margin as a percentage of service revenue increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in service revenue while costs saw the benefit of scale.
Operating expenses:

	Years ended December 31,
	2021	2020	Change
(in thousands, except percentages)	Amount	Amount	Amount	%
Operating expenses:
Research and development	$45,850	$38,820	$7,030	18.1%
Sales and marketing	74,551	65,494	9,057	13.8
General and administrative	38,537	28,382	10,155	35.8
Total operating expenses	$158,938	$132,696	$26,242	19.8%

Research and development expense. Research and development expense increased $7.0 million, or 18.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $5.2 million in compensation, benefits, and hiring costs including bonuses and headcount related to acquisitions, an increase of $1.5 million in outside services and development, and an increase of $0.3 million in equipment and supplies cost.
Sales and marketing expense. Sales and marketing expense increased $9.1 million, or 13.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This was primarily due to an increase of $7.1 million in compensation, benefits, and hiring costs including bonuses and headcount related to acquisitions, an increase of $0.8 million in amortization related to the acquisitions of Ease and PatientSafe, an increase of $0.5 million in outside services, an increase of $0.5 million in marketing development, and an increase of $0.2 million in other expenses, primarily comprised of travel costs.
General and administrative expense. General and administrative expense increased $10.2 million, or 35.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This was primarily due to an increase of $7.1 million in outside services, $5.8 million of which relate to transaction costs associated with the transactions contemplated by the merger agreement. Additionally, there was an increase in compensation, benefits, and hiring costs of $3.5 million due to changes in headcount throughout the year, achievement of performance related compensation targets.

	Years ended December 31,
(in thousands, except percentages)	2021	2020	Change
Non-operating income (expense) elements:
Interest income	$1,032	$3,169	$(2,137)
Interest expense	$(3,198)	$(9,354)	$6,156
Other expense, net	$(1,550)	$(640)	$(910)

Income taxes:
Benefit from (provision for) income taxes	$(694)	$1,248	$(1,942)
Loss before income taxes	$(7,801)	$(10,904)	$3,103
Effective tax rate %	(8.9)%	11.4%	(20.3)%

Interest income. Interest income decreased $2.1 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. This decrease was due to earning a lower rate of return on our investments.
Interest expense. Interest expense decreased $6.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was primarily due to the impact of the adoption of ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which eliminated the debt discount amortization for 2021. The amortization of the debt discount was previously accounted for as part of interest expense and represented $6.5 million of the total interest expense for the year ended December 31, 2020.
Other expense, net. The change in other expense, net for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to the $2.1 million inducement loss resulting from the repurchase of the 2023 Notes and a one-time payment of $1.7 million to the acquired company's shareholders partially offset by the change in the fair value adjustment of the Ease contingent consideration included in earnings of $2.9 million for the year ended December 31, 2021, as well as the impact of foreign exchange fluctuations.
Benefit from (provision for) income taxes. The $0.7 million tax provision on $7.8 million of loss before income taxes in 2021 represented an effective tax rate of (8.9)%. The effective tax rate for 2021 was due primarily to income taxes on foreign operations and amortization of goodwill. The $1.2 million tax benefit on $10.9 million of loss before income taxes in 2020 represented an effective tax rate of 11.4%. The effective tax rate for 2020 was primarily due to the release of the valuation allowance of $2.1 million as a result of the EASE acquisition, partially offset by income taxes on foreign operations and the amortization of goodwill.

Liquidity and capital resources

	Years ended December 31,
(in thousands)	2021	2020
Consolidated statements of cash flow data:
Net cash provided by operating activities	$53,975	$26,858
Net cash used in investing activities	(83,710)	(20,441)
Net cash provided by financing activities	91,063	2,855
Net increase in cash and cash equivalents	$61,328	$9,272
As of December 31, 2021, we had cash and cash equivalents and short-term investments of $332.4 million.

In March 2021, we issued $200.0 million in aggregate principal amount of 0.50% Convertible Senior Notes and we used part of the net proceeds from the issuance of the 2026 Notes to retire approximately $102.9 million aggregate principal amount of the 2023 Notes. In addition, in April 2021, the purchasers partially exercised the overallotment option and we issued an additional $24.5 million aggregate principal amount of the 2026 Notes. For additional information, see Note 8 of the Notes to the consolidated financial statements.
During 2021 and 2020, our purchases of property and equipment were $3.8 million and $4.2 million, respectively. The expenditures in 2021 primarily related to purchases associated with the new company headquarters and other leasehold improvements, manufacturing tools and equipment, and computer equipment. The expenditures in 2020 primarily related to leasehold improvements, manufacturing tools and equipment, and computer equipment.
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
Operating activities
Cash provided by operating activities was $54.0 million in 2021. Cash provided by operating activities was the result of non-cash items such as stock-based compensation of $31.3 million, non-cash lease expense of $3.8 million, amortization of debt issuance costs of $1.4 million, depreciation of $4.9 million for property and equipment and amortization of $5.4 million for acquired intangible assets, an inducement loss of $2.1 million resulting from the repurchase of our 2023 Notes, accretion of investments of $2.6 million and $0.7 million of other items, partially offset by the change in fair value of contingent consideration of $2.9 million and a net loss of $8.5 million. With respect to changes in assets and liabilities, we experienced an increase in accounts receivable of $1.6 million, an increase of $0.8 million in other receivables, a decrease of $2.9 million in inventories, a decrease of $1.3 million in prepaid expenses and other assets, an increase in deferred commissions of $4.3 million, an increase of $1.7 million in accounts payable, a decrease of $2.1 million in accrued payroll and other liabilities, a decrease of $1.1 million in lease-related performance liabilities and a $17.4 million increase in deferred revenue.
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

Investing activities
Cash used in investing activities was $83.7 million in 2021, due to $251.8 million in purchases of short-term investments and the acquisition of PatientSafe Inc. for $35.4 million, offset by $204.3 million in short-term investment maturities and of $3.0 million sales of short-term investments. An additional $3.8 million of cash was used for the purchase of property and equipment and leasehold improvements.

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
Financing activities
Cash provided by financing activities was $91.1 million in 2021, primarily attributable to $217.7 million of net proceeds from convertible senior notes, $4.2 million of proceeds from issuance of common stock from our Amended and Restated 2012 Employee Stock Purchase Plan (“ESPP”), $3.2 million of proceeds from stock option exercises, and $0.5 million of cash from lease-related performance obligations. These items were partially offset by $102.9 million related to the repayment of a portion of our 2023 Notes, a $17.4 million payment for the purchase of capped calls related to our 2026 Notes, and $14.2 million cash paid for employee taxes collected via net share settlement.
Cash provided by financing activities was $2.9 million in 2020, primarily attributable to $3.5 million of proceeds from stock option exercises, $3.7 million of proceeds from issuance of common stock from the ESPP and $2.0 million of cash from lease-related performance obligations. These items were partially offset by a $6.4 million decrease for employee taxes paid on net share settlement on the vesting of restricted stock awards.
Critical accounting policies and estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those related to product warranties, goodwill and intangible assets, revenue recognition, stock-based compensation, accounting for business combinations, contingent consideration, and the provision for income taxes. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that we believe to be reasonable under the circumstances.
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
Revenue Recognition
Some of our contracts with customers contain multiple performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For performance obligations that we routinely sell separately, such as support and maintenance on our core offerings, we determine SSP by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold and geographic locations.
Standard product warranties
We provide for the estimated costs of product warranties at the time the related revenue is recognized. Costs are estimated based on historical and projected product failure rates, historical and projected replacement costs, and knowledge of specific product failures, if any. The specific product warranty includes parts and labor over a period generally ranging from one to three years. We generally do not provide performance warranties for software. We regularly assess our estimates to evaluate the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. The total warranty expense under our standard warranty in 2021 was $0.2 million, compared to $0.3 million in 2020 and $0.2 million in 2019. The key drivers to the warranty reserve calculation are the installed base of products under standard warranty, the estimated return rate of the installed base of products under standard warranty, and the availability of refurbished units to fulfill expected warranty claims.

Stock-based compensation
Performance Stock Units
Performance stock units consist of grants of performance-based restricted stock units to certain members of executive management that vest contingent upon the achievement of pre-determined market and service conditions (referred to herein as “performance stock units”). The fair value of our performance stock units is estimated using a Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of Vocera relative to constituents in the S&P 600 Health Care Equipment and Services Index. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.
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
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Our annual assessment date is October 1st and the results of our assessment performed indicated that an impairment was not required. No impairment was recorded in 2021, 2020 or 2019. As of December 31, 2021, no changes in circumstances indicate that goodwill carrying values may not be recoverable. Application of the goodwill impairment test requires judgment. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our business climate and the buying habits of our customers along with changes in the costs to provide our products and services.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives.
Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. We evaluate our intangible assets for impairment at the asset group level, which means the intangibles grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Management has concluded that our asset groups align with our reporting unit. The intangible assets are allocated to the Product and Services asset groups, given that the Product and Services asset groups are the lowest level for which discrete cash flow information are identifiable, independent from other assets. We assess the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in 2021, 2020 or 2019.
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
We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to recurring operating losses, we established a full valuation allowance through December 31, 2021, we had a full valuation allowance against our deferred tax assets. We continue to evaluate the realizability of our U.S. and Canadian deferred tax assets. If our financial results improve, we will reassess the need for a full valuation allowance each quarter and, if we determine that it is more likely than not the deferred tax assets will be realized, we will adjust the valuation allowance.
At December 31, 2021, we had a valuation allowance against net deferred tax assets of $61.5 million. We review on a quarterly basis our conclusions about the appropriate amount of our deferred tax asset valuation allowance. There is inherent uncertainty in evaluating the sustainability of the income tax positions we take on our tax returns. We assess our income tax positions and record tax benefits for all years subject to examination based upon our management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realizable, no tax benefit has been recognized in our financial statements.
We include interest and penalties with income taxes on the accompanying statement of operations. Our tax years after 2014 are subject to tax authority examinations. Additionally, our net operating losses and research credits are subject to tax authority adjustment.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. To achieve this objective, historically we have invested in money market funds. With the proceeds from our two public offerings in 2012 and our Notes offerings in 2018 and 2021, we have invested in a broader portfolio of high credit quality short-term securities. To minimize the exposure due to an adverse shift in interest rates, we maintain an average portfolio duration of one year or less.
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
Historically, a majority of our operations, including research and development, and sales, have been in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We are considering plans to expand our international presence. Accordingly, we expect that our exposure to changes in foreign currency exchange rates and economic conditions may increase in future periods.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vocera Communications, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vocera Communications, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 8 to the financial statements, the Company has changed its method of accounting for convertible debt effective January 1, 2021 using a modified retrospective transition approach due to adoption of Accounting Standards Codification No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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
The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers products and services including its proprietary communication badges, perpetual software licenses, professional services, maintenance and support services, and extended hardware warranties. Product revenue was $118 million and service revenue was $116 million for the year ended December 31, 2021.

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
As described in Note 12, the Company completed the acquisition of Patient Safe Solution, LLC (“PSS”) for capital consideration of $36 million on May 4, 2021. The Company accounted for the acquisition of PSS under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including developed technology intangible assets with an aggregate fair value of approximately $5.3 million. The Company estimated the fair value of the developed technology intangible assets using an income-based valuation methodology, which is a specific relief-from-royalty method.

Significant judgment is exercised by the Company in determining the fair value of the acquired developed technology intangible assets, including the following:
•Future expected revenue for acquired developed technology,

•Useful life of acquired developed technology,
•Valuation methodology, and
•Discount and royalty rates.
Given the fair value determination of developed technology intangible assets acquired requires management to make significant estimates related to the above assumptions, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists. Thus, we deemed this to be a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of developed technology intangible assets acquired for PSS included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the forecast utilized, and the valuation methodology and inputs for estimating the fair value of developed technology intangible assets acquired.
•Our internal valuation specialists assisted us in evaluating the reasonableness of the (1) valuation techniques used for developed technology intangible assets acquired, (2) valuation assumptions used in the relief-from-royalty method including royalty rate, obsolescence factor, and discount rates, and (3) testing the mathematical accuracy of the calculation of estimated fair value of the developed technology intangible acquired assets, and developing a range of independent estimates and comparing our estimates to those used by management.
•We assessed the reasonableness of management’s projections of economic useful life of developed technology intangible assets acquired, and percentage of revenue attributable to the intangible asset by comparing the assumptions used in the projections to external market sources, existing contracts, historical data, and results from other areas of the audit.

/s/ Deloitte & Touche LLP

San Jose, California
February 22, 2022

We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vocera Communications, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vocera Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
February 22, 2022

Vocera Communications, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$96,304	$34,976
Short-term investments	236,089	195,227
Accounts receivable, net of allowance	48,213	45,653
Other receivables	7,188	6,170
Inventories	7,165	10,159
Prepaid expenses and other current assets	4,783	6,317
Total current assets	399,742	298,502
Property and equipment, net	7,789	8,103
Intangible assets, net	19,671	12,788
Goodwill	94,883	69,168
Deferred commissions	16,596	12,293
Other long-term assets	17,379	5,967
Total assets	$556,060	$406,821
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,330	$3,127
Accrued payroll and other current liabilities	29,946	23,195
Deferred revenue, current	73,223	54,785
Convertible senior notes, net	40,411	—
Total current liabilities	148,910	81,107
Deferred revenue, long-term	10,732	9,948
Convertible senior notes, net	218,635	124,376
Other long-term liabilities	15,686	10,374
Total liabilities	393,963	225,805
Stockholders' equity
Preferred stock, $0.0003 par value - 5,000,000 shares authorized as of December 31, 2021 and December 31, 2020; zero shares issued and outstanding	—	—
Common stock, $0.0003 par value - 100,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 34,923,302 and 32,692,561 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	315,816	340,515
Accumulated other comprehensive (loss) income	(470)	473
Accumulated deficit	(153,259)	(159,982)
Total stockholders’ equity	162,097	181,016
Total liabilities and stockholders’ equity	$556,060	$406,821

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2021	2020	2019
Revenue
Product	$118,170	$100,567	$92,561
Service	116,015	97,853	87,940
Total revenue	234,185	198,420	180,501
Cost of revenue
Product	31,675	28,805	29,039
Service	47,657	40,998	42,363
Total cost of revenue	79,332	69,803	71,402
Gross profit	154,853	128,617	109,099
Operating expenses
Research and development	45,850	38,820	34,280
Sales and marketing	74,551	65,494	63,168
General and administrative	38,537	28,382	25,774
Total operating expenses	158,938	132,696	123,222
Loss from operations	(4,085)	(4,079)	(14,123)
Interest income	1,032	3,169	5,110
Interest expense	(3,198)	(9,354)	(8,789)
Other expense, net	(1,550)	(640)	(158)
Loss before income taxes	(7,801)	(10,904)	(17,960)
(Provision for) benefit from income taxes	(694)	1,248	(20)
Net loss	(8,495)	(9,656)	(17,980)

Net loss per share:
Basic and diluted	$(0.25)	$(0.30)	$(0.57)
Weighted average shares used to compute net loss per share:
Basic and diluted	34,295	32,215	31,273

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Years ended December 31,
	2021	2020	2019
Net loss	$(8,495)	$(9,656)	$(17,980)
Other comprehensive loss, net:
Change in unrealized (loss) gain on investments, net of tax	(943)	294	622
Comprehensive loss	$(9,438)	$(9,362)	$(17,358)

The accompanying notes are an integral part of these consolidated financial statements.

Vocera Communications, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, except share amounts)

	Common stock		Additional paid-in capital	Accum. other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2019	30,708,138	$9	$295,647	$(443)	$(132,346)	$162,867
Exercise of stock options	187,174	—	2,439	—	—	2,439
RSUs released net of shares withheld for tax settlement	610,024	—	(11,460)	—	—	(11,460)
Common stock issued under employee stock purchase plan	155,373	—	3,472	—	—	3,472
Employee stock-based compensation expense	—	—	23,865	—	—	23,865
Net loss	—	—	—	—	(17,980)	(17,980)
Other comprehensive gain	—	—	—	622	—	622
Balance at December 31, 2019	31,660,709	9	313,963	179	(150,326)	163,825
Exercise of stock options	305,596	—	3,460	—	—	3,460
RSUs released net of shares withheld for tax settlement	485,663	1	(6,372)	—	—	(6,371)
Common stock issued under employee stock purchase plan	240,593	—	3,739	—	—	3,739
Employee stock-based compensation expense	—	—	25,725	—	—	25,725
Net loss	—	—	—	—	(9,656)	(9,656)
Other comprehensive gain	—	—	—	294	—	294
Balance at December 31, 2020	32,692,561	10	340,515	473	(159,982)	181,016
Cumulative effect of the adoption of ASU 2020-06	—	—	(32,214)	—	15,218	(16,996)
Exercise of stock options	194,852	—	3,202	—	—	3,202
RSUs released net of shares withheld for tax settlement	608,541	—	(14,216)	—	—	(14,216)
Induced conversion of convertible senior notes	1,277,731	—	477	—	—	477
Issuance of capped calls	—	—	(17,354)	—	—	(17,354)
Common stock issued under employee stock purchase plan	149,617	—	4,150	—	—	4,150
Employee stock-based compensation expense	—	—	31,256	—	—	31,256
Net loss	—	—	—	—	(8,495)	(8,495)
Other comprehensive loss	—	—	—	(943)	—	(943)
Balance at December 31, 2021	34,923,302	$10	$315,816	$(470)	$(153,259)	$162,097

The accompanying notes are an integral part of these consolidated financial statements

Vocera Communications, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(8,495)	$(9,656)	$(17,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,246	6,387	7,289
Accretion of investments	2,644	1,089	(587)
Stock-based compensation expense	31,256	25,725	23,865
Amortization of debt discount and issuance costs	1,378	7,198	6,638
Release of deferred tax valuation allowance	—	(2,056)	—
Non-cash lease expense	3,822	2,566	1,741
Non-cash impact of induced premium	2,059	—	—
Change in fair value of contingent consideration	(2,893)	797	—
Other	692	(76)	(71)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,641)	(2,662)	(2,420)
Other receivables	(794)	40	(2,064)
Inventories	2,881	(5,259)	(293)
Prepaid expenses and other assets	1,264	(1,196)	(880)
Deferred commissions	(4,304)	(1,816)	(174)
Accounts payable	1,660	(2,615)	1,475
Accrued payroll and other liabilities	(2,102)	7,528	(2,431)
Change in lease-related performance obligations	(1,146)	(1,234)	(1,173)
Deferred revenue	17,448	2,098	2,843
Net cash provided by operating activities	53,975	26,858	15,778
Cash flows from investing activities
Payment for property and equipment	(3,846)	(4,236)	(4,576)
Business acquisitions, net of cash and restricted cash acquired	(35,397)	(24,218)	—
Purchases of short-term investments	(251,832)	(139,677)	(137,508)
Maturities of short-term investments	204,346	118,309	121,548
Sales of short-term investments	3,019	29,381	—
Net cash used in investing activities	(83,710)	(20,441)	(20,536)
Cash flows from financing activities
Cash from lease-related performance obligations	516	2,027	1,735
Repayment of borrowings	(102,946)	—	—
Proceeds from issuance of the convertible senior notes, net of issuance costs	217,707	—	—
Payment for purchase of capped calls	(17,354)	—	—
Proceeds from issuance of common stock from the employee stock purchase plan	4,150	3,739	3,472
Proceeds from exercise of stock options	3,202	3,460	2,440
Tax withholdings paid on behalf of employees for net share settlement	(14,212)	(6,371)	(11,461)
Net cash provided by (used in) financing activities	91,063	2,855	(3,814)
Net increase (decrease) in cash and cash equivalents	61,328	9,272	(8,572)
Cash, cash equivalents, and restricted cash at beginning of period	34,976	25,704	34,276
Cash, cash equivalents, and restricted cash at end of period	$96,304	$34,976	$25,704

	Years ended December 31,
(in thousands)	2021	2020	2019
Supplemental cash flow information
Cash paid for interest	$1,821	$2,156	$2,156
Cash paid for income taxes	$704	$407	$345
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets exchanged for lease obligations, net of acquired leases	$13,028	$327	$2,830
Convertible senior notes converted to equity	$477	$—	$—
Property and equipment in accounts payable and accrued liabilities	$693	$157	$458

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
The Company was incorporated in Delaware on February 16, 2000. The Company formed wholly-owned subsidiaries Vocera Communications UK Ltd. and Vocera Communications Australia Pty Ltd. in 2005, Vocera Canada, Ltd. in 2010, Vocera Communications India Private Ltd. in 2013, Vocera Communications Middle East FZ LLC in 2014, acquired Extension, LLC in 2016, EASE Applications, LLC ("EASE") in 2020 and PatientSafe Solutions, Inc. (“PatientSafe”) in 2021.
Since its inception, the Company has incurred significant losses and, as of December 31, 2021, had an accumulated deficit of $153.3 million. The Company has funded its operations primarily with customer payments for its products and services, proceeds from the issuance of common stock in connection with its initial public offering (IPO) and follow-on offering and proceeds from the issuance of convertible senior notes. As of December 31, 2021, the Company had cash, cash equivalents and short-term investments of $332.4 million.
The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least the next twelve months.
Merger Agreement
On January 6, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Stryker Corporation, a Michigan corporation (“Parent”) and Voice Merger Sub Corp., a Delaware corporation and a direct or indirect wholly owned subsidiary of Parent (“Merger Sub”).
The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub would commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock at a price per share equal to $79.25, net to the seller in cash, without interest, and subject to withholding taxes required by applicable law (the “Offer Price”). Following the expiration of the Offer and the acceptance by Merger Sub of the tendered shares in the Offer, on the terms and subject to the conditions in the Merger Agreement, Merger Sub would merge with and into Vocera, with Vocera continuing as the surviving corporation and becoming a wholly owned subsidiary of Stryker (the “Merger” and collectively with the Offer, the “Transaction”), and each then-outstanding share of our common stock (with certain limited exceptions) would be converted into the right to receive the Offer Price. Consummation of the Transaction is subject to various conditions, including, in respect of Merger Sub’s obligation to purchase and accept the tendered shares in the Offer, the condition that the number of shares validly tendered and not properly withdrawn prior to the Expiration Time (as defined in the Merger Agreement) is, when added to the shares, if any, owned by Parent, Merger Sub, or any subsidiary of Parent, represents at least a majority of all shares of our common stock then outstanding. However, there is no assurance that all of the various conditions to the Transactions will be satisfied, or that the Transaction will be completed on the proposed terms pursuant to the Merger Agreement within the expected timeframe, or at all. Furthermore, there are additional inherent risks to the Transaction, including the risks detailed elsewhere in this Annual Report on Form 10-K. The Transaction is expected to close in the first quarter of 2022, subject to the satisfaction of customary closing conditions.
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
Cash, cash equivalents and short-term investments
The Company’s cash equivalents and short-term investments consist of money market funds, commercial paper, and corporate debt. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date. Investments with an original purchase maturity of three months or less are classified as cash equivalents, all those with longer maturities are classified as short-term investments, which are available-for-sale.
The Company's marketable securities are recorded at their estimated fair value. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive loss. The Company periodically assesses whether its securities are in an unrealized loss position which may become a realized loss in order to determine if an allowance for credit losses is required.
Accounts receivable and allowance for credit losses
Accounts receivable primarily include amounts related to receivables from customers. The Company monitors collectability of accounts receivable primarily through review of the accounts receivable aging. The Company performs a regular review of its customers’ payment histories and associated credit risks as it does not require collateral from its customers. When collection is at risk, the Company assesses the impact on amounts recorded for credit losses and, if necessary, records a charge in the period such a determination is made, reflecting the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio. The Company has not experienced significant credit losses from its accounts receivable. No allowance for credit losses was recorded in the years ended December 31, 2021, 2020 and 2019.
 Inventories
Inventories are recorded at the lower of cost or net realizable value. The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions.
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. At December 31, 2021 and 2020, one reseller represented 17.4% and 32.7%, respectively of accounts receivable. For the years ended December 31, 2021, 2020 and 2019, no customer represented 10% or more of revenue.

Other risks and uncertainties
The ongoing outbreak of coronavirus, SARS-CoV-2, or COVID-19, continues to be a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Since the Company's last filing, COVID-19 infections have continued in many geographies of the world. In response to the ongoing and evolving COVID-19 pandemic, the Company considered the impact of the estimated economic implications on critical and significant accounting estimates, including assessment of collectability of customer contracts and the valuation of accounts receivable. Overall, the COVID-19 pandemic has not had a material impact on the Company's operating results or business in the year ended December 31, 2021. While future impacts cannot be predicted at this time, the shift in hospital resources, attention to treatment of COVID-19 patients and declines in hospital revenues may result in reduced demand for the Company's products and solutions, longer sales cycles and/or delays of customer implementations, which could negatively impact financial condition.
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
Internal-use software development costs
The Company capitalizes certain internal and external costs incurred in the acquisition and creation of internal-use software. Capitalized internal-use software is included in property and equipment amortized on a straight-line basis over the estimated useful life of the related asset, generally three years. Based on the authoritative guidance, costs incurred either before or after the period satisfying the capitalization criteria, together with costs incurred for training and maintenance, are expensed as incurred. For the years ended December 31, 2021, 2020 and 2019, the Company capitalized costs of $0.2 million, $0.5 million and $0.6 million, respectively.
Segment
The Company’s chief operating decision maker ("CODM") receives and regularly reviews financial information on an entity-wide basis. The CODM considers entity-wide financial information in deciding how to allocate resources in assessing performance of the Company’s communication and clinical workflow solutions and services business. There are no segment managers who are held accountable for operations, operating results or plans for levels or components. The Company’s CODM is its Chief Executive Officer. As a result, the Company reports its financial performance consistent with its single reporting segment and operating unit structure.
Goodwill and intangible assets
The Company allocates the purchase price of any acquisitions to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill.
Goodwill
Goodwill is tested for impairment at the reporting unit level at least annually, or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has identified one operating segment which management also considers to be a reporting unit. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If such qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a quantitative impairment test. The Company performed its goodwill impairment assessment on October 1, 2021 using a qualitative assessment and determined that no impairment existed as of the date of the impairment test because the fair value of the Company's reporting unit more likely than not exceeded its carrying value. As of December 31, 2021, no changes in circumstances indicate that goodwill carrying values may not be recoverable.

Intangible assets
Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. Finite-lived intangible assets consist of customer relationships, developed technology, trademarks, backlog and non-compete agreements. The Company evaluates intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in the years ended December 31, 2021, 2020 or 2019.
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
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of future payments. The Company’s incremental borrowing rate is determined by estimating the cost to the Company to borrow a collateralized amount equal to the total lease payments over a similar lease term and is based on credit-adjusted and term-specific discount rates, using a third-party yield curve. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease components and non-lease components as a single lease component.
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
•Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are capable of being both: a)

functionally distinct, whereby the customer can benefit from the goods or service either on their own or together with other resources that are readily available from third parties or from the Company, and b) contractually distinct, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct and unique in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.
•Determination of the transaction price - The transaction price is determined based on the consideration to which the Company is entitled in exchange for transferring goods or services to the customer.
•Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP) basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
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
Software revenue - Revenue from the Company’s software products is generally recognized upon transfer of control to the customer. Revenue is generally recognized upon shipment of hardware and software licenses.
Subscription and support revenue - The Company generates subscription and support revenue primarily from post contract support ("PCS") contracts, cloud-based subscription sales, and sales of extended warranties on the Vocera Badge. Subscription revenue is generally recognized ratably over the applicable term. The majority of software sales are in conjunction with PCS contracts, which generally have a one-year term. The Company recognizes revenue from PCS contracts ratably over the contractual service period. The service period typically commences upon transfer of control of the corresponding software products to the customer. The Company recognizes revenue from extended warranty contracts ratably over their contractual service period, which is primarily two years. This period starts one year from the date on which the transfer of control on the underlying hardware occurs because the hardware generally carries a one-year warranty.
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
Contract assets - The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount and in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-45 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of December 31, 2021 and 2020 is presented in the accompanying consolidated balance sheets. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of December 31, 2021 and 2020 contract assets totaling $5.4 million and $4.2 million, respectively, were included in other receivables in the consolidated balance sheet. Contract assets are evaluated for impairment whenever changes in events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment losses incurred for the years ended December 31, 2021 and 2020.

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

For the year ended December 31, 2021, the Company transferred $0.5 million of lease receivables, recording a net loss of $0.1 million and $0.5 million of new financing liabilities for future performance of executory service obligations. For the year ended December 31, 2020, the Company transferred $2.5 million of lease receivables, recording a net loss of $0.2 million and $2.0 million of new financing liabilities for future performance of executory service obligations.

For lease receivables retained as of December 31, 2021 and 2020, the Company recorded $0.4 million and $0.7 million, respectively, of net investment in sales-type leases, equivalent to the minimum lease payments for the delivered product.
Shipping and handling costs
Shipping and handling costs charged to customers are included in revenue and the associated expense is recorded in cost of revenue in the consolidated statements of operations for all periods presented.
Research and development expenditures
Research and development costs are charged to operations as incurred. Software development costs incurred for external products prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs up to general availability of the software are capitalized and amortized on a straight-line basis over the estimated product life, or based on the ratio of current revenues to total projected product revenue, whichever is greater. To date, the time between the establishment of technological feasibility and general availability has been very short and therefore no significant costs have been incurred. Accordingly, the Company has not capitalized any software development costs related to research and development expenditures.
Advertising costs
Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising costs for the years ended December 31, 2021, 2020 and 2019 were $0.7 million, $0.6 million, and $0.3 million, respectively.
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
Income taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, the Company records deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and uses enacted tax rates and laws that the Company expects will be in effect when they recover those assets or settle those liabilities, as the case may be, to measure those taxes. In cases where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, the Company provides for a valuation allowance. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
The Company has deferred tax assets, resulting from net operating losses, research and development credits and temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2021 and 2020, respectively. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets for these years.
At December 31, 2021, the Company had a valuation allowance against net deferred tax assets of $61.5 million.
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
The Company includes interest and penalties with income taxes in the accompanying statement of operations. All of the Company’s net operating losses and research credit carryforwards are subject to adjustment by tax authorities and all years after 2014 are still subject to tax authority examinations. The Company is currently not subject to any income tax audit examinations by tax authorities in any jurisdictions including U.S. federal, state and local or foreign countries.
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
Comprehensive loss
For the years ended December 31, 2021, 2020 and 2019, the only component of other comprehensive loss was unrealized (losses) gains on available-for-sale securities.
Related party transactions
During the years ended December 31, 2020 and 2019, the Company had revenue transactions with a related party, the University of Chicago Medical Center ("UCMC"), for $1.0 million and $1.3 million, respectively, relating to consulting services and technology solutions. One of the Company's board members was the President of UCMC until her retirement in July of 2020 and as such, in 2021, UCMC is no longer deemed a related party. No material related party transactions occurred during the year ended December 31, 2021.
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, related to the accounting for debt with conversion features. The amendments in this update simplify the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity's financial statements and information about events, conditions and circumstances that can affect how to assess the amount or timing of an entity's future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021 with early adoption permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the guidance beginning January 1, 2021. The adoption of this guidance resulted in an increase of $17.0 million and $15.2 million to convertible senior notes, net and accumulated deficit, respectively, a reduction to additional paid-in capital of $32.2 million, a deferred tax liability of $4.4 million. The related valuation allowance was reversed upon adoption, resulting in no tax expense impact.

In March 2020 and January 2021, the FASB issued new guidance related to Reference Rate Reform. These pronouncements provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This could affect balances of right of use assets, lease liabilities, and notes payables. The amendments in the March update are effective as of March 12, 2020 through December 21, 2022 and the amendments in the January update are effective immediately for all entities. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial statements.
Recently issued and not yet adopted accounting pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations used to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract, and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of fiscal year 2023. The guidance should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments is permitted, including adoption in an interim period. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

2.Revenue, deferred revenue and deferred commissions
Disaggregation of Revenue
A typical sales arrangement involves multiple elements, such as sales of the Company’s proprietary communication device ("Vocera Badge"), software licenses, professional services, cloud-based subscription, and subscription and support services which entitles customers to unspecified upgrades, patch releases and telephone-based support. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance:

	Years ended December 31,
(in thousands)	2021	2020	2019
Revenue
Product
Device	$72,473	$69,321	$61,224
Software	45,697	31,246	31,337
Total product	118,170	100,567	92,561
Service
Subscription and support	94,246	78,532	68,846
Professional services and training	21,769	19,321	19,094
Total service	116,015	97,853	87,940
Total revenue	$234,185	$198,420	$180,501

Costs to obtain and fulfill a contract

The Company capitalizes certain incremental contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and is included in sales and marketing expense in the consolidated statements of operations. The Company determines its estimated period of benefit, up to five years, by evaluating the expected renewals of its customer contracts, the duration of its relationships with its customers, average life of the Company's technology, and other factors. Deferred costs are periodically reviewed for impairment. In accordance with Topic 340, an entity may elect a practical expedient that allows the entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. The Company has elected this practical expedient and recognizes costs paid to obtain contracts as expense when incurred. Changes in the balance of total deferred commissions (contract asset) during the year ended December 31, 2021 and 2020 were as follows:

(in thousands)	December 31, 2020	Additions	Commissions Recognized	December 31, 2021
Deferred commissions	$12,293	$13,640	$(9,337)	$16,596

(in thousands)	December 31, 2019	Additions	Commissions Recognized	December 31, 2020
Deferred commissions	$10,477	$10,469	$(8,653)	$12,293

Deferred revenue
The Company records deferred revenue when cash payments are received in advance of the performance under the contract. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.
Revenue recognized during the year ended December 31, 2021 from deferred revenue balances as of December 31, 2020 was $60.4 million. Revenue recognized during the year ended December 31, 2020 from deferred revenue balances as of December 31, 2019 was $53.4 million.
The “contracted but not recognized” performance obligations represent the Company’s deferred revenue and non-cancelable backlog amounts. This balance as of December 31, 2021 was $200.1 million, of which the Company expects to recognize approximately 65% of the revenue over the next 12 months and the remainder thereafter.

3.Fair value of financial instruments
The Company’s cash, cash equivalents and short-term investments are carried at their fair values with any differences from their amortized cost recorded in equity as unrealized gains (losses) on marketable securities. As a basis for determining the fair value of its assets and liabilities, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the years ended December 31, 2021, 2020 and 2019, there have been no transfers between Level 1 and Level 2 fair value instruments and no transfers out of Level 3.
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
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its Convertible Senior Notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the Convertible Senior Notes at December 31, 2021 to be a Level 2 measurement due to limited trading activity of the Convertible Senior Notes. Refer to Note 8 to the consolidated financial statements for further information.
The agreement for the acquisition of EASE includes contingent payments to the owners of EASE, payable based on achievement of post-acquisition financial metrics. This contingent consideration is a Level 3 fair value measurement, and the valuation of the Company’s contingent consideration obligation was estimated as the present value of total expected contingent consideration payments which are determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future sales, probabilities of achieving such future sales, the likelihood and timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future sales and probabilities of achieving such future sales would result in a higher fair value measurement, while an increase in the discount rate would result in a lower fair value measurement. The unobservable inputs in the valuation include revenue volatility of 10%, a risk-free rate of 2.50%. The fair value adjustment for the contingent consideration of $2.9 million for the year ended December 31, 2021 was recorded as other income and expense.
The table below summarizes the Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2021 and 2020, respectively.

	December 31, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$3,664	$—	$—	$3,664	$363	$—	$—	$363
Commercial paper	—	70,315	—	70,315	—	21,950	—	21,950
U.S. Treasury securities	—	—	—	—	—	6,000	—	6,000
Corporate debt securities	—	192,767	—	192,767	—	173,277	—	173,277
Total assets measured at fair value	$3,664	$263,082	$—	$266,746	$363	$201,227	$—	$201,590
Liabilities
Contingent consideration	$—	$—	$66	$66	$—	$—	$2,959	$2,959
Total liabilities measured at fair value	$—	$—	$66	$66	$—	$—	$2,959	$2,959
The financial accounts that are not subject to recurring fair value measurement include trade and other receivables, prepaid expenses and other current assets, total current liabilities, both current and long-term. Due to their short maturities, the carrying amounts of these accounts approximate their fair values.
The table below provides a roll-forward of the fair value of the Company's liabilities that use significant unobservable inputs (Level 3).

	Year ended December 31,
	2021	2020
Beginning balance	$2,959	$—
Issuance of contingent consideration in connection with acquisition	—	2,162
Settlements of contingent consideration liabilities	—	—
Fair value adjustment for contingent consideration included in earnings	(2,893)	797
Ending balance	$66	$2,959

4.Cash, Cash Equivalents and Short-Term Investments
The following tables display gross unrealized gains and losses for cash, cash equivalents and available-for-sale investments for the periods presented:

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and Cash Equivalents:
Demand deposits and other cash	$65,647	$—	$—	$65,647
Money market funds	3,664	—	—	3,664
Commercial paper	26,994	—	(1)	26,993
Total cash and cash equivalents	96,305	—	(1)	96,304
Short-Term Investments:
Commercial paper	43,362	—	(40)	43,322
Corporate debt securities	193,196	12	(441)	192,767
Total short-term investments	236,558	12	(481)	236,089
Total cash, cash equivalents and short-term investments	$332,863	$12	$(482)	$332,393

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Cash and Cash Equivalents:
Demand deposits and other cash	$28,613	$—	$—	$28,613
Money market funds	363	—	—	363
U.S. government agency securities	6,000	—	—	6,000
Total cash and cash equivalents	34,976	—	—	34,976
Short-Term Investments:
Commercial paper	21,961	—	(11)	21,950
Corporate debt securities	172,768	543	(34)	173,277
Total short-term investments	194,729	543	(45)	195,227
Total cash, cash equivalents and short-term investments	$229,705	$543	$(45)	$230,203
The Company has determined that no credit losses related to marketable securities were required as of as of December 31, 2021 and 2020. The Company has not recorded an allowance for credit losses on investments that were in an unrealized loss position as of December 31, 2021 and 2020 because they were not material. The Company’s conclusion is based on the high credit quality of the securities, their short remaining maturity and the Company’s intent and ability to hold such loss securities until maturity.

Classification of the cash, cash equivalent and short-term investments by contractual maturity was as follows:

(in thousands)	One year or shorter	Between 1 and 2 years	Total
Balances as of December 31, 2021
Cash and cash equivalents (1)	$96,304	$—	$96,304
Short-term investments	160,158	75,931	236,089
Cash, cash equivalents and short-term investments	$256,462	$75,931	$332,393

Balances as of December 31, 2020
Cash and cash equivalents (1)	$34,976	$—	$34,976
Short-term investments	141,582	53,645	195,227
Cash, cash equivalents and short-term investments	$176,558	$53,645	$230,203

(1) Includes demand deposits and other cash, money market funds and other cash equivalent securities, all with 0-90 day maturities at purchase.

5.Net loss per share
The following table presents the calculation of basic and diluted net loss per share:

	Years ended December 31,
(in thousands, except for share and per share amounts)	2021	2020	2019
Numerator:
Net loss	$(8,495)	$(9,656)	$(17,980)

Denominator:
Weighted-average shares used to compute net loss per common share - basic and diluted	34,295	32,215	31,273
Net loss per share
Basic and diluted	$(0.25)	$(0.30)	$(0.57)
For the years ended December 31, 2021, 2020 or 2019, the following outstanding securities at period end were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	December 31,
(in thousands)	2021	2020	2019
Options to purchase common stock	150	496	523
Convertible senior notes	4,998	—	—
Restricted stock units and performance stock units	2,153	2,014	1,461

6.Goodwill and intangible assets
Goodwill
The Company had $94.9 million and $69.2 million of goodwill as of December 31, 2021 and 2020, respectively. The addition to goodwill during the year ended December 31, 2021 of $25.7 million was based on the purchase price allocations of the acquisition completed in May of 2021 (See Note 12). Goodwill is tested for impairment at the reporting unit level at least annually or more often if events or changes in circumstances indicate the carrying value may not be recoverable. The Company has a single reporting unit. The Company performed an impairment assessment which determined that no impairment existed as of December 31, 2021 and 2020. To assess goodwill for impairment for the years ended December 31, 2021 and 2020, the Company used the qualitative assessment permitted under authoritative accounting guidance. Among the qualitative factors considered were changes since the prior impairment test in the following: industry and competitive environment, business strategy, product mix, buyer and supplier bargaining power, potential market size, consistency in operating margins and cash flows, change in reporting unit or product life cycle stage and earnings quality and sustainability.
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2020	$69,168
Acquired in acquisition	25,665
Adjustments to goodwill	50
Balance at December 31, 2021	$94,883
Intangible assets
The fair values for acquired intangible assets were determined by management with consideration of, in part, valuations performed by independent valuation specialists. Acquisition-related intangible assets are amortized over the life of the assets. The estimated useful lives and carrying value of acquired intangible assets are as follows:

		December 31, 2021			December 31, 2020
(in thousands)	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Customer relationships	8.0	$19,640	$(9,143)	$10,497	$16,350	$(7,143)	$9,207
Developed technology	3.0	17,620	(12,254)	5,366	12,360	(10,255)	2,105
Trademarks	3.0	1,770	(1,411)	359	1,770	(1,191)	579
Backlog	4.0	5,950	(2,501)	3,449	2,240	(1,343)	897
Intangible assets, net book value		$44,980	$(25,309)	$19,671	$32,720	$(19,932)	$12,788

Amortization of intangible assets was $5.4 million, $1.9 million, and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization of acquired intangible assets is reflected in the cost of revenues for developed technology and backlog and in operating expenses for the other intangibles. The estimated future amortization of acquired intangible assets as of December 31, 2021 was as follows:

(in thousands)	Future amortization
2022	$6,057
2023	5,537
2024	3,506
2025	1,409
2026	1,090
Thereafter	2,072
Future amortization expense	$19,671

7.Consolidated balance sheet components
Inventories

	December 31,
(in thousands)	2021	2020
Raw materials	$1,200	$462
Finished goods	5,965	9,697
Total inventories	$7,165	$10,159
Property and equipment, net

	December 31,
(in thousands)	2021	2020
Computer equipment and software	$16,634	$15,912
Furniture, fixtures and equipment	2,856	2,570
Leasehold improvements	5,817	5,306
Manufacturing tools and equipment	2,696	2,506
Construction in process	1,895	629
Property and equipment, at cost	29,898	26,923
Less: Accumulated depreciation	(22,109)	(18,820)
Property and equipment, net	$7,789	$8,103
Depreciation and amortization expense for property and equipment for the years ended December 31, 2021, 2020 and 2019 was $4.9 million, $4.5 million, and $3.7 million, respectively.
Net investment in sales-type leases
The Company has sales-type leases with terms of 3 to 4 years. Sales-type lease receivables are collateralized by the underlying equipment. The components of the net investment in sales-type leases are as follows:

	December 31,
(in thousands)	2021	2020
Minimum payments to be received on sales-type leases	$747	$1,440
Less: Unearned interest income and executory revenue portion	(372)	(731)
Net investment in sales-type leases	375	709
Less: Current portion	(254)	(360)
Non-current net investment in sales-type leases	$121	$349
Sales-type lease activity recognized in the consolidated statement of operations are as follows:

	Years ended December 31,
(in thousands)	2021	2020	2019
Lease revenue	$1,947	$4,513	$6,394
Less: Cost of lease shipments	(79)	(702)	(1,670)
Gross profit	$1,868	$3,811	$4,724

Interest expense, net on lease receivable	$(4)	$(16)	$(18)
Initial direct cost incurred	$70	$224	$277
There were no allowances for doubtful accounts on these leases as of December 31, 2021 and 2020. There is no guaranteed or unguaranteed residual value on the leased equipment. The current and non-current net investments in sales-types leases are reported as components of the consolidated balance sheet captions "other receivables" and "other long-term assets", respectively.

The minimum lease payments expected for future years under sales-type leases as of December 31, 2021 were as follows:

(in thousands)	Future lease payments
2022	$529
2023	$185
2024	33
Total	$747
Accrued payroll and other current liabilities

	December 31,
(in thousands)	2021	2020
Payroll and related expenses	$12,863	$9,043
Accrued payables	9,007	3,160
Operating lease liabilities, current portion	2,458	2,529
Lease financing, current portion	1,286	1,034
Product warranty	352	453
Customer prepayments	1,893	4,292
Sales and use tax payable	564	476
Other taxes payable	852	852
Other	671	1,356
Total accrued payroll and other current liabilities	$29,946	$23,195

A reconciliation of the changes in the Company’s warranty reserve for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Years ended December 31,
(in thousands)	2021	2020	2019
Warranty balance at the beginning of the period	$453	$420	$376
Warranty expense accrued for shipments during the period	318	424	435
Changes in estimate related to pre-existing warranties	(302)	(123)	(192)
Warranty settlements made	(117)	(268)	(199)
Total product warranty	$352	$453	$420
Leases
The Company has operating leases for office space at its headquarters and subsidiaries under non-cancelable operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounting for as a single lease component. The Company’s leases have remaining lease terms of approximately one to seven years. Operating lease cost, including short-term operating leases, was $3.2 million, $3.4 million, and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2021	December 31, 2020
Other long-term assets	$15,075	$4,014

Accrued payroll and other current liabilities	2,458	2,529
Other long-term liabilities	13,046	2,288
Total operating lease liabilities	$15,504	$4,817
Other information related to leases was as follows:

	Year ended December 31,
(in thousands)	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$4,230	$3,022
Right-of-use assets obtained in exchange for lease obligations	$14,393	$327
Weighted average remaining lease term	6.35 years	2.11 years
Weighted average discount rate	5.7% - 8.0%	8.0%

Maturities of lease liabilities as of December 31, 2021 are as follows:

(in thousands)	Operating leases
2022	$3,324
2023	2,812
2024	2,464
2025	2,181
2026	2,140
Thereafter	5,942
Total maturities of lease liabilities	18,863
Less imputed interest	$(3,359)
Total	$15,504

During the second quarter of 2021, the Company has entered into a lease for its headquarters with lease payments totaling $15.5 million. The lease commenced during the fourth quarter of 2021 and the lease term ends in the second quarter of 2029.

8.Convertible Senior Notes
Convertible Senior Notes due 2026
In March 2021, the Company issued $200.0 million in aggregate principal amount of its 0.50% Convertible Senior Notes, due 2026 (the “2026 Notes”). The 2026 Notes are unsecured, unsubordinated obligations of the Company and bear interest at a fixed rate of 0.50% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2021. The 2026 Notes mature on September 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date. The Company granted the initial purchasers an overallotment option under the purchase agreement to purchase up to an additional $30.0 million aggregate principal amount of the 2026 Notes to cover overallotments within a 30-day period. The purchasers partially exercised the overallotment option in April 2021 and the Company issued an additional $24.5 million of the 2026 Notes. The Company may not redeem the 2026 Notes prior to March 20, 2024. The Company may redeem for cash all or any portion of the 2026 Notes (subject to the partial redemption limitation (as defined in the indenture governing the 2026 Notes)), at its option, on or after March 20, 2024 if the last reported sale price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
On or after June 15, 2026, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. If a fundamental change occurs (as set forth in the indenture governing the 2026 Notes), each holder of the 2026 Note shall have the right, at such holder’s option, to require the Company to repurchase for cash all of such their Notes, or any portion of the principal amount, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. During the year ended December 31, 2021, the conditions allowing holders of the 2026 Notes to convert have not been met and there were no changes to the initial conversion price of the 2026 Notes. The 2026 Notes are not convertible during the year ended December 31, 2021 and are classified as long-term debt.
In accounting for the 2026 Notes after adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability. The carrying amount of the liability component for 2026 Notes is $218.6 million as of December 31, 2021, with principal of $224.5 million, net of unamortized issuance costs of $5.9 million. The costs related to the 2026 Notes are being amortized to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 1.05%.
The 2026 Notes and related interest expense consist of the following:

(in thousands)	December 31, 2021
Liability:
Principal	$224,500
Unamortized issuance costs	(5,865)
Net carrying amount	$218,635

Year ended December 31,
(in thousands)	2021
Contractual interest expense	$899
Amortization of issuance costs	974
Total interest expense	$1,873

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

For at least 20 trading days during the period of 30 consecutive days ended December 31, 2021, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending December 31, 2021; and were classified as current liabilities on the balance sheet as of December 31, 2021.
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
In accounting for the 2023 Notes after adoption of ASU 2020-06, the 2023 Notes are accounted for as a single liability. The carrying amount of the liability component for 2023 Notes is $40.4 million as of December 31, 2021, with principal of $40.8 million, net of debt issuance cost of $0.4 million. The issuance costs related to the 2023 Notes are being amortized to interest expense over the contractual term of the 2023 Notes at an effective interest rate 2.19%.
The 2023 Notes and related interest expense consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Liability:
Principal	$40,804	$143,750
Unamortized debt discount	—	(17,411)
Unamortized issuance costs	(393)	(1,963)
Net carrying amount	$40,411	$124,376

Stockholders’ equity:
Debt discount for conversion option	$—	$33,350
Issuance costs	—	(1,136)
Net carrying amount	$—	$32,214

	Year ended December 31,
(in thousands)	2021	2020
Contractual interest expense	$923	$2,156
Amortization of debt discount	—	6,469
Amortization of issuance costs	402	729
Total interest expense	$1,325	$9,354

The total estimated fair value of the 2023 and 2026 Notes ("the Notes") as of December 31, 2021 was approximately $365.1 million. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
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
The net impact to the Company’s stockholders' equity, included in additional paid-in capital, of the above components of the 2023 Notes is as follows:

(in thousands)	December 31, 2021
Conversion option	$33,350
Purchase of capped calls	(8,907)
Issuance costs	(1,136)
Total	$23,307

Impact on Earnings Per Share
Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread of its 2023 Notes. Under the treasury stock method, in periods when the Company reports net income, the Company is required to include the effect of additional shares that may be issued under the 2023 Notes when the price of its’ common stock exceeds the conversion price. The conversion spread on the 2023 convertible senior notes had an anti-dilutive impact during the year ended December 31, 2021, since the average market price of the Company’s common stock during the period did not exceed the initial conversion price per share for the 2023 Notes and the Company was in a net loss position.

After the adoption of ASU 2020-06, the Company uses the if-converted method for calculating any potential dilutive effect of its 2023 Notes and 2026 Notes for the year ended December 31, 2021. Under this method, diluted earnings per share would generally be calculated assuming that all the 2023 and 2026 Notes were converted solely into 5.0 million shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. The potential shares of common stock issuable upon the conversion of the 2023 and 2026 Notes were excluded from the calculation of diluted net loss per share for the year ended December 31, 2021 because their effect was anti-dilutive as of December 31, 2021.

9.Commitments and contingencies
Non-cancelable purchase commitments
The Company is required to purchase unused, non-cancelable, non-returnable raw material inventory that was purchased by its contract manufacturers based on committed finished goods orders from the Company, certain long lead-time raw materials based on the Company’s forecast and current work-in-progress materials. As of December 31, 2021, the Company had approximately $10.1 million of open purchase orders with our independent contract manufacturers that are non-cancelable and have a remaining term over the next year.
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
At December 31, 2021, the Company has 1,205,378 shares of common stock reserved for issuance under stock option plans.
Incentive stock option plans
The Company has six equity incentive plans: the 2000 Stock Option Plan ("the 2000 Plan"), the 2006 Stock Option Plan ("the 2006 Plan"), the 2012 Stock Option Plan ("the 2012 Plan"), the 2016 Equity Inducement Plan ("the 2016 Plan") and the 2020 Equity Inducement Plan ("the 2020 Plan") and the 2021 Equity Incentive plan (the “2021 Plan”). All shares that were previously reserved under the 2006 Plan and 2012 Plan but not subject to outstanding awards became available for grant under the 2021 Plan. No additional shares will be issued under the 2006 Plan or 2012 Plan. The 2000 Plan terminated in March 2010 and no additional shares will be issued under this plan. The 2016 Plan and 2020 Plan were adopted by the Company's Board of Directors without shareholder approval pursuant to the inducement exemption provided under the NYSE listing rules for the issuance of restricted stock units ("RSUs") to employee's who joined the Company after the acquisitions of Extension Healthcare and Ease. No additional shares will be issued under the 2016 Plan or 2020 Plan. Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), stock appreciation rights, restricted stock awards, RSUs, performance awards and stock bonuses. The ISOs will be granted at a price per share not less than the fair value at date of grant.
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
Stock Options and Employee Stock Purchase Plan. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our ESPP, respectively, is estimated using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on a combination of historical stock price volatility. An expected term is estimated based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

Stock Option Activity
The following table summarizes the combined stock option activity under the 2000 Plan, the 2006 Plan, the 2012 Plan, and non-plan stock option agreements :

	Options outstanding
	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding at December 31, 2020	299,031	$15.58	2.68	$7,761
Options exercised	(194,852)	16.43
Options canceled	(9,431)	16.77
Outstanding at December 31, 2021	94,748	$13.69	2.26	$4,846
Options vested and expected to vest as of December 31, 2021	94,748	$13.69	2.26	$4,846
Options vested and exercisable as of December 31, 2021	94,748	$13.69	2.26	$4,846
At December 31, 2021, there was no unrecognized compensation cost related to options. No options were granted during the years ended December 31, 2021, 2020 and 2019. Further information regarding the value of employee options vested and exercised during the years ended December 31, 2021, 2020 and 2019 is set forth below.

	Years ended December 31,
(in thousands)	2021	2020	2019
Intrinsic value of options exercised during period	$5,818	$5,026	$3,700
Employee Stock Purchase Plan
The ESPP program allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods.
At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. During the years ended December 31, 2021 and 2020, employees purchased 149,617 and 240,593 shares, respectively, of common stock at an average purchase price of $27.74 and $15.54, respectively. As of December 31, 2021, 1,126,334 shares remained available for future issuance under the ESPP.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of periodic ESPP offerings on their offer date. The following assumptions were used for each respective period for the ESPP:

	Years ended December 31,
	2021	2020	2019
Expected term (in years)	0.5	0.5	0.5
Volatility	28.0% - 55.0%	50.0% - 55.0%	33.0% - 50%
Risk-free interest rate	0.03% - 0.12%	0.12% - 1.59%	1.59% - 2.51%
Dividend yield	0.0%	0.0%	0.0%
Restricted Stock Units and Performance Stock Units
The Company issues RSUs and PSUs as part of its compensation plans. A summary of the RSU and PSU activity for the year ended December 31, 2021 is presented below:

	Restricted Stock Units and Performance Stock Units
	Number of shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2020	2,140,763	$25.16
Granted	1,240,709	43.04
Vested	(973,957)	24.88
Forfeited	(254,762)	29.46
Outstanding at December 31, 2021	2,152,753	$35.08
At December 31, 2021, there was $52.8 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.68 years.
During the third quarter of this fiscal year 2021 and the second quarter of fiscal year 2020 the Company granted 144,523 and 145,877 PSUs, respectively to certain executives under the 2021 Equity Incentive plan (the “2021 Plan”) and the 2012 Equity Incentive Plan (the “2012 Plan”), respectively. PSUs are contingent on the achievement of our comparative market-based returns. On the date of grant, the fair value of the total shareholder return (TSR) component of the PSUs is estimated using a Monte Carlo valuation model. The PSUs will vest over an approximate three-year performance period. The number of shares the PSU holder receives is based on the extent to which the corresponding market conditions have been achieved. For awards subject to service and market conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 200% of the target amount. Compensation expense for awards with performance-based and service-based conditions is recognized over the requisite service period. These grants were reduced from shares of common stock reserved for issuance under stock plans as if 200% of the target amount were achieved. The assumptions used to determine the fair value are level 3 fair value measurements which include unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
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
Allocation of Stock-Based Compensation Expense
Stock-based compensation expense is recognized based on a straight-line amortization method over the respective vesting period of the award and forfeitures are recognized as incurred. For the years ended December 31, 2021, 2020 and 2019 the straight-line amortization is reduced by actual forfeitures.
The following table presents the allocation of stock-based compensation expense:

	Years ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$5,222	$4,161	$4,441
Research and development	4,695	4,180	3,955
Sales and marketing	10,510	7,934	7,014
General and administrative	10,829	9,450	8,455
Total stock-based compensation	$31,256	$25,725	$23,865

11. Income taxes
The components of loss before income taxes are as follows:

	Years ended December 31,
(in thousands)	2021	2020	2019
United States	$(9,203)	$(12,230)	$(19,022)
International	1,402	1,326	1,062
Total loss before income taxes	$(7,801)	$(10,904)	$(17,960)
The components of the provision for (benefit from) income taxes are as follows:

	Years ended December 31,
(in thousands)	2021	2020	2019
Current
State	$29	$110	$(25)
Foreign	450	181	240
	479	291	215
Deferred
Federal	158	(1,401)	(43)
State	77	(197)	7
Foreign	(20)	59	(159)
	215	(1,539)	(195)
Total income tax provision (benefit)	$694	$(1,248)	$20
The Company had an effective tax rate of (8.9)%, 11.4% and (0.1)% for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted and signed into law. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The Company has determined that the net operating loss provisions of the CARES Act will not result in a material benefit to the Company since the Company has been generating taxable losses.
In addition, the CARES Act allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020 and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes totaling $0.9 million due on December 31, 2021, and the remainder of $0.9 million due on December 31, 2022. The first installment in the amount of $0.9 million has been paid as of December 31, 2021.
Reconciliation of the income tax benefit at the statutory rate to the Company’s provision (benefit) for income tax is as follows:

	Years ended December 31,
(in thousands)	2021	2020	2019
U.S. federal tax benefit at statutory rate	$(1,638)	$(2,290)	$(3,772)
State tax benefit, net of federal benefit	(260)	(367)	(646)
Foreign income taxes at rates other than the US rate	(21)	(115)	(145)
Stock-based compensation	(3,627)	1,060	(2,119)
Change in valuation allowance	3,057	(258)	5,136
Non-deductible executive compensation	2,239	1,107	2,383
Research and development credits	(1,036)	(1,102)	(1,209)
Indefinite net operating losses carryforward	—	—	(33)
Transaction costs	1,425	—	—
Debt conversion costs	507	—	—
Other	48	717	425
Total income tax provision (benefit)	$694	$(1,248)	$20
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
(in thousands)	2021	2020
Deferred tax assets
Net operating loss carryforward	$45,569	$32,219
Research and development credits	13,054	9,359
Deferred Revenue	2,644	2,716
Depreciation and amortization	1,401	(158)
Stock Compensation	4,792	3,903
Reserves and accruals	5,052	3,232
Total deferred tax assets	72,512	51,271
Valuation allowance	(61,524)	(39,896)
Net deferred tax assets	10,988	11,375
Deferred tax liabilities - convertible senior notes	—	(4,382)
Indefinite lived intangible assets	(4,458)	(3,757)
Right of Use Asset	(3,376)	(462)
Deferred Commissions	(4,088)	(3,094)
Deferred tax liabilities - other	—	(422)
Net deferred tax liabilities	$(934)	$(742)
The Company's deferred tax liabilities are primarily related to tax deductible goodwill. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. and Canada can be realized as of December 31, 2021; accordingly, the Company has recorded a full valuation allowance against its deferred tax assets.
The Company’s valuation allowance increased by $21.6 million and increased by $0.5 million for the years ended December 31, 2021 and 2020, respectively. The change in the 2021 valuation allowance was primarily due to the addition of current year loss carryforwards and loss carryforwards from the PatientSafe acquisition. The change in the 2020 valuation allowance was primarily due to the addition of current year loss carryforwards and EASE acquisition related tax benefits.
At December 31, 2021, the Company had $176.7 million and $151.8 million, respectively, of federal and state net operating loss carryforwards. The federal net operating loss carryforward generated in the years ended December 31, 2002 through 2017 begin expiring in 2022.
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
In addition, the Company has federal research and development tax credits carryforwards of approximately $7.6 million and state research and development tax credit carryforwards of approximately $10.1 million. The federal credit carryforwards begin expiring in 2026 and the state credits carry forward indefinitely. The Internal Revenue Code contains provisions which limit the amount of net operating loss ("NOL") and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred. As of December 31, 2021, $1.1 million of the Company's net operating loss carryovers are subject to an annual limitation of $0.6 million.

The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets since January 1, 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Balance at the beginning of the period	$39,896	$40,436	$40,070
Net operating loss carryforwards generated	13,350	(504)	2,925
Research and development tax credit increase	3,695	910	1,609
Depreciation and amortization increase	1,559	(2,560)	(605)
Reserves and accruals decrease	2,637	502	(312)
Deferred tax assets decrease	387	1,112	(3,251)
Balance at the end of the period	$61,524	$39,896	$40,436
The following table reflects changes in the unrecognized tax benefits since January 1, 2019:

	Years ended December 31,
(in thousands)	2021	2020	2019
Gross amount of unrecognized tax benefits as of the beginning of the period	$2,431	$2,251	$1,931
Increases (decreases) related to prior year tax provisions	738	(91)	(78)
Increases related to current year tax provisions	282	271	398
Gross amount of unrecognized tax benefits as of the end of the period	$3,451	$2,431	$2,251
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
The Company files income tax returns in the United States on a federal basis and in various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses and research credit carryforwards prior to 2021 are subject to tax authority adjustment and all years after 2014 are still subject to the tax authority examinations.
As of December 31, 2021, no income taxes have been provided on the undistributed earnings of the Company’s foreign subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States.

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
The following table presents the preliminary fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(in thousands, except useful lives)	Estimated Fair Value	Estimated Useful life (in years)
Assets
Current assets	$1,540
Restricted cash	598
Fixed assets, net	208
Operating lease right-of-use asset	2,089
Other assets	74
Intangible assets
Customer relationships	3,290	8
Developed technology	5,260	3
Backlog	3,710	4
Goodwill	25,665
Total assets	$42,434
Liabilities
Current liabilities	$3,642
Deferred revenue	1,774
Operating lease liabilities, long term	906
Other long-term liabilities	112
Total liabilities	6,434
Net assets acquired	$36,000
The estimated fair values of identifiable customer relationship and backlog intangible assets were primarily determined using discounted cash flow models and the fair value of developed technology was determined using the relief-from-royalty method. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs, and applicable royalty rates. The amortization of developed technology and backlog intangibles are recorded in "cost of revenues" for product and the amortization for customer relationship intangibles is recorded in "sales and marketing" expenses on the consolidated statement of operations.

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

The Company incurred $3.9 million of acquisition-related costs in the year ended December 31, 2021 that were expensed as incurred. These costs are recorded as general and administrative expenses in the consolidated statement of operations.
The acquisition did not result in material contributions to revenue in the consolidated financial statements for the year ended December 31, 2021 and due to the continued integration of the combined businesses, it was impractical to determine the impact of the acquisition on earnings. Additionally, pro forma financial information is not provided for consolidated revenue and net income as such amounts attributable to PatientSafe were insignificant to the Company’s consolidated financial statements taken as a whole.

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

The agreement also included contingent payments to the owners of EASE Applications, payable based on achievement of post-acquisition financial metrics as of December 31, 2021 and December 31, 2022. If these financial metrics were to be achieved the Company would have owed additional consideration of $2.5 million as of December 31, 2021 and 2022. This contingent consideration was fair valued in connection with the acquisition and resulted in a liability of $2.2 million as of the acquisition date. The fair value of contingent consideration was $0.1 million and $3.0 million as of December 31, 2021 and 2020, respectively (See Note 3). The estimated fair value was determined using a Monte Carlo valuation model.

The Company incurred $0.6 million of acquisition-related costs that were expensed as incurred. These costs were recorded as general and administrative expenses in the consolidated statement of operations in 2020. Additionally, in connection with the acquisition the Company established a retention bonus plan for continuing EASE Applications employees with potential additional compensation over a two-year period of approximately $5.0 million, based on achievement of financial metrics and continued employment. Such amounts are not considered part of the purchase consideration and are being recorded as compensation expense as earned.

13. Subsequent events
Pending Transaction
On January 6, 2022, the Company entered into the Merger Agreement with Stryker and Purchaser, pursuant to which, subject to the conditions set forth in the Merger Agreement, Stryker would acquire the Company. If the Transaction is completed, the Company's stockholders will receive $79.25 in cash (net, without interest, and subject to applicable withholding taxes) for each share of the Company's common stock they hold as of the Effective Date. The Transaction is expected to close in the first quarter of 2022, subject to the satisfaction of customary closing conditions. See Note 1 for further information regarding the Transaction.
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
As of December 31, 2021, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

Directors

Background and Qualifications

The following table sets forth the names, ages as of January 14, 2022, and certain other information regarding our directors:

Name of Director/Nominee	Age	Class	Principal Occupation	Director Since
Class I Directors
Michael Burkland(2)	59	I	Executive Chairman of the Board, Five9, Inc.	June 2016
Brent D. Lang	54	I	Chairman, President and Chief Executive Officer	June 2013
Bharat Sundaram(3)	44	I	President and Chief Operating Officer, Vizient	May 2019
Class II Directors
Julie Iskow(3)	60	II	Chief Operating Officer, Workiva, Inc.	May 2019
Howard E. Janzen*(4)	67	II	President and Chief Executive Officer, Janzen Ventures, Inc.	May 2007
Alexa King(5)(6)	54	II	Former Executive Vice President and General Counsel, FireEye	July 2016
Class III Directors
John N. McMullen(1)	63	III	Former Executive Vice President and Chief Financial Officer, 3D Systems	June 2011
Sharon L. O'Keefe(5)	69	III	Former President, University of Chicago Medical Center	March 2012
Ronald A. Paulus(4)	61	III	Strategic Advisor, HCA Healthcare and former President and Chief Executive Officer, Mission Health	July 2018
____________________
(1) Chair of the Audit Committee
(2) Chair of the Compensation Committee
(3) Member of the Governance and Nominating Committee
(4) Member of the Audit Committee
(5) Member of the Compensation Committee
(6) Chair of the Governance and Nominating Committee
* Lead Independent Director

Michael Burkland has served on our Board of Directors since June 2016. He is currently the chairman of the board of directors of Five9 and has held that position since December 2017 and held the position of executive chairman of the board of directors from February 2014 to December 2017. He has been a member of the Five9 board since January 2008. Mr. Burkland served as Five9’s chief executive officer from January 2008 until December of 2017 and its president from January 2012 to December 2017. From 2002 to 2007, Mr. Burkland worked with the Interim CEO Network, serving as an interim CEO for venture-backed technology companies, as well as heading up the firm’s strategic advisory practice. From 2000 to 2001, Mr. Burkland served as chief executive officer of Omniva Policy Systems Inc., a pioneer in enterprise policy management and e-mail security, where he built and implemented the company’s initial go to market strategy for the enterprise market. From 1994 to 1998, Mr. Burkland served as chief executive officer of Eventus Software, Inc., a leading developer of web content management software which was acquired by Segue Software, Inc. in 1998. Earlier in his career, he held various positions at Oracle, Patrol Software and BMC. Mr. Burkland holds B.A. and M.B.A. degrees from the University of California at Berkeley. We believe Mr. Burkland should serve as a member of our Board of Directors based on his experience leading and providing strategic oversight for public and private technology companies.

Brent D. Lang assumed the role of President and Chief Executive Officer and a board member effective June 1, 2013. He assumed the role of Chairman of the board effective June 2018. Mr. Lang served as our President and Chief Operating Officer from October 2007 through May 2013. From February 2007 to October 2007, he served as our Executive Vice President, from January 2007 to June 2007, he served as our Acting Chief Executive Officer, and from June 2001 through January 2007, he served as our Vice President of Marketing and Business Development. From September 1995 to June 2001, Mr. Lang served as senior director of marketing for 3Com Corporation, a networking company, where he was responsible for 3Com’s digital home products. From June 1991 to June 1993, Mr. Lang worked as a strategy consultant for Monitor Company, Inc., a consulting firm, advising Fortune 500 companies. Mr. Lang earned a B.S. degree in Industrial and Operations Engineering from the University of Michigan and an M.B.A. degree from the Stanford University Graduate School of Business. We believe Mr. Lang should serve as a member of our board of directors based on his position as the Company’s Chief Executive Officer, effective June 1, 2013, and his extensive corporate management experience at Vocera and other companies.

Bharat Sundaram has served on our Board of Directors since May 2019. Mr. Sundaram has been the president and chief operating officer at Vizient, a healthcare performance improvement company, since July 2019. In this role, he has oversight for the development and delivery of the company’s products and services. Prior to this, Mr. Sundaram served as Vizient’s president of performance improvement services, which encompassed the company’s analytics, networks and advisory areas, since February 2016. From February 2009 to January 2016, Mr. Sundaram was at MedAssets, a healthcare services company, as a member of the corporate development team and served in a number of roles with increasing responsibility, including senior vice president of enterprise operations, general manager of supply chain solutions and, most recently, president, spend and clinical resource management segment. Prior to MedAssets, he was with the Boston Consulting Group. Mr. Sundaram earned his bachelor’s degree in industrial engineering from the University of California at Berkeley and an M.B.A. degree from the Wharton School at the University of Pennsylvania. We believe Mr. Sundaram should serve as a member of our Board of Directors based on his broad background and business experience in strategy, operations, acquisitions and integration, and large-scale business transformation in both technology and service industries.

Julie Iskow has served on our Board of Directors since May 2019. Ms. Iskow has been the chief operating officer of Workiva, Inc. since October 2019. Previously, Ms. Iskow served as the chief technology officer of Medidata Solutions, Inc. from April 2015 to October 2019 and its executive vice president of product development from July 2016 to October 2019. Ms. Iskow also served as senior vice president of global product development at Medidata from April 2015 to July 2016. From December 2013 to April 2015, Ms. Iskow served as chief information officer and senior vice president at WageWorks, Inc., and prior to that as its senior vice president of product development. Ms. Iskow has also served as vice president of engineering and operations at Asyst Technologies and GW Associates, Inc., managing software research and development, quality assurance, technical support and management information systems. Prior to joining GW Associates, she was a member of the faculty of the University of Vermont where she specialized in business management and development. Ms. Iskow earned a B.S. degree from U.C. Berkeley and an M.S. degree from U.C. Davis. We believe Ms. Iskow should serve as a member of our Board of Directors based on her extensive training and experience in business, product development and engineering with other technology companies.

Howard E. Janzen has served on our Board of Directors since May 2007. Since October 2002, Mr. Janzen has served as the president and chief executive officer of Janzen Ventures, Inc., a private investment business. Mr. Janzen served as president and chief executive officer of CoolPlanet Energy Systems, a clean energy technology company, from May 2012 to December 2016, as executive chairman from December 2016 to January 2018 and as chairman from January 2018 to January 2019. From March 2007 through April 2011, Mr. Janzen served as the chief executive officer of One Communications Corporation, a supplier of integrated advanced telecommunications solutions to business. From January 2004 to September 2005, Mr. Janzen served as president of Sprint Business Solutions, the business unit serving Sprint Corporation’s business customer base. From May 2003 to January 2004, he was president of Sprint Corporation’s global markets group responsible for Sprint’s long distance business. From 1994 until October 2002, Mr. Janzen served as president and chief executive officer, and chairman of the board of directors from 2001, of Williams Communications Group, Inc., a network solutions provider. Mr. Janzen served on the board of directors of Sonus Networks Inc. from January 2006 to October 2017 and has served as a director of Global Telecom & Technology, Inc., since October 2006, CoolPlanet Energy Systems from May 2012 to January 2020, and Bye Aerospace since November 2015. Mr. Janzen also served on the board of directors of MacroSolve, Inc. from April 2006 to May 2012. Mr. Janzen earned his B.S. and M.S. degrees in Metallurgical Engineering from the Colorado School of Mines and completed the Harvard Business School PMD program. We believe Mr. Janzen should serve as a member of our Board of Directors based on his extensive business experience and his experience on the boards of directors of other technology and communication companies.

Alexa King has served on our Board of Directors since July 2016. Ms. King currently serves as a strategic advisor to Mandiant, Inc., formerly known as FireEye, Inc. From 2012 to 2021, Ms. King served as the executive vice president and general counsel at FireEye, where she has led the legal, stock, government affairs and privacy team. Before FireEye, Ms. King was vice president, general counsel, and secretary of Aruba Networks, Inc. Ms. King also serves on the Board of Directors of Egnyte. Her early career included working at Siebel Systems, Pillsbury Madison & Sutro (now Pillsbury Winthrop) and Fenwick & West. Additionally, Alexa served as founding director of Pathbrite, Inc. (formerly known as RippleSend, Inc.) from 2008 to 2009 and as advisor from 2009 to 2011. Alexa graduated magna cum laude from Harvard College with a degree in Eastern European Studies and received her J.D. from the University of California, Berkeley School of Law, where she was named to the Order of the Coif. We believe Ms. King should serve as a member of our Board of Directors based on her experience advising technology companies on legal, cybersecurity and strategic matters.

John N. McMullen has served on our Board of Directors since June 2011. In September 2019, Mr. McMullen retired from his position as executive vice president and chief financial officer for 3D Systems, which he had held since July 2016. Prior to his position with 3D Systems, Mr. McMullen was the executive vice president and chief financial officer of Kodak from June 2014 to June 2016. From March 2007 to July 2013, Mr. McMullen served as the senior vice president and treasurer of Hewlett-Packard Company, an electronics and information technology company. From May 2002 to March 2007, he served as vice president of finance for Hewlett-Packard’s imaging and printing group. From June 1998 to May 2002, Mr. McMullen held a variety of executive positions with Compaq Computer Corporation, (now a division of Hewlett-Packard), including vice president of finance and strategy (Worldwide Sales and Services), vice president of finance (North America Sales and Services) and director of finance. Over a seventeen-year period, Mr. McMullen held a variety of finance positions with Digital Equipment Corporation, a computer manufacturer. Mr. McMullen earned a B.A. degree in Finance from the University of Massachusetts. We believe Mr. McMullen should serve as a member of our Board of Directors based on his extensive corporate management experience.

Sharon L. O’Keefe has served on our Board of Directors since March 2012. From February 2011 until her retirement in August 2020, Ms. O’Keefe served as president of the University of Chicago Medical Center. From April 2009 through February 2011, Ms. O’Keefe served as president of Loyola University Medical Center. Prior to her role at Loyola, she served from July 2002 to April 2009 as chief operating officer for Barnes Jewish Hospital, a member hospital of BJC Healthcare, St. Louis. In addition, Ms. O’Keefe has served in a variety of senior management roles at the Johns Hopkins Hospital, Montefiore Medical Center, University of Maryland Medical System and Beth Israel Deaconess Medical Center in Boston, a teaching affiliate of Harvard Medical School. She has also served as a healthcare consultant with Ernst & Young. In addition, Ms. O’Keefe has served on the National Institutes of Health Advisory Board for Clinical Research, the Finance Committee of the National Institutes of Health Advisory Board, the Board of Trustees of the Illinois Hospital Association, and an examiner for the Malcolm Baldrige National Quality Award. Ms. O’Keefe holds an M.S. degree in nursing from Loyola University of Chicago and a B.S. degree in nursing from Northern Illinois University. We believe Ms. O’Keefe should serve as a member of our Board of Directors based on her extensive management experience in medical institutions and experience in the healthcare sector.

Ronald A. Paulus, MD, has served on our Board of Directors since July 2018. Dr. Paulus is the president and chief executive officer of RAPMD Strategic Advisors and is an Executive in Residence with General Catalyst and a Senior Scholar in the Stanford Clinical Excellence Research Institute. Dr. Paulus was previously the former president and chief executive officer of Mission Health, a large regional integrated delivery system serving western North Carolina, before it was acquired by HCA Healthcare in February 2019. Dr. Paulus served as president and CEO of Mission Health from September 2010 to February 2019. Prior to joining Mission Health, Dr. Paulus served as executive vice president of clinical operations and chief innovation officer at Geisinger Health System. Before his tenure at Geisinger, Dr. Paulus was co-founder, president and chief executive officer of CareScience, a clinical solutions and data analytics provider that is now part of Premier, Inc. In 2018, Dr. Paulus co-founded and launched the National Taskforce for Humanity in Healthcare (NTH). This taskforce has convened physicians, nurses, and other leaders from healthcare and social change to explore solutions to the crisis of clinician burnout and create a movement to help care team members achieve their highest healing potential. Dr. Paulus received his bachelor’s degree, medical degree and an M.B.A. degree in healthcare management from the University of Pennsylvania. We believe Dr. Paulus should serve as a member of our Board of Directors based on his extensive experience managing companies in the healthcare industry and his expertise in clinical operations and innovations.

There are no familial relationships among our directors and officers.

Corporate Governance

Committees of Our Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. The composition and responsibilities of each committee are described below. Copies of the charters for each committee are available without charge on the investor relations section of our website at www.vocera.com. Members serve on these committees until their resignations or until otherwise determined by the Board of Directors.

Audit Committee. Our Audit Committee is comprised of John N. McMullen, who is the chair of the Committee, Howard E. Janzen and Ronald A. Paulus, each of whom, our Board of Directors has determined, meets the requirements for independence under the current New York Stock Exchange and SEC rules and regulations. Each member of our Audit Committee is financially literate. In addition, our Board of Directors has determined that Mr. McMullen is an Audit Committee financial expert within the meaning of Item 407(d) of Regulation S-K of the Securities Act.

Our Audit Committee, among other things:

•oversees the accounting and financial reporting processes of our company, the audits of our company’s financial statements by our company’s independent registered public accounting firm and our company’s internal audit function;
•monitors the periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by our company’s independent registered public accounting firm and our company’s financial and senior management, and internal audit function;
•appoints our company’s independent registered public accounting firm, determines and approves the fees paid to our independent accounting firm and reviews and evaluates the qualifications, independence and performance of our independent accounting firm;
•reviews and evaluates the organization and performance of our company’s internal audit function;
•facilitates communications among our company’s independent registered public accounting firm, financial and senior management and internal audit function, and our Board of Directors; and
•assists our Board of Directors in oversight of our company’s compliance with legal and regulatory requirements.

Compensation Committee. Our Compensation Committee comprises Michael Burkland, who is the chair of the Committee, Alexa King and Sharon L. O’Keefe. Our Board of Directors has determined that each member of our Compensation Committee meets the requirements for independence under the current New York Stock Exchange rules, is a non-employee director within the meaning of Section 16 of the Exchange Act and is an outside director within the meaning of Section 162(m) of the Internal Revenue Code (the “Code”). Our Compensation Committee, among other things:

•reviews and determines the compensation of our executive officers;
•oversees our cash-based and equity-based compensation plans, policies and programs;
•reviews and makes recommendations to our Board with respect to non-employee director compensation; and
•reviews general plans, policies and programs relating to compensation and benefits of our employees.

Governance and Nominating Committee. Our Governance and Nominating Committee is comprised of Alexa King, who is the chair of the Committee, Julie Iskow and Bharat Sundaram. Our Board of Directors has determined that each member of our Governance and Nominating Committee meets the requirements for independence under the current New York Stock Exchange rules and regulations. Our Governance and Nominating Committee, among other things:

•identifies, evaluates and recommends nominees to our Board of Directors and its committees;
•oversees the evaluation of the performance of our Board of Directors and its committees;
•reviews our corporate governance policies and proposed waivers of the policies;
•reviews developments in corporate governance practices;
•evaluates the adequacy of our corporate governance practices;
•oversees continuing education for our directors; and
•makes recommendations to our Board of Directors concerning corporate governance matters.

Codes of Business Conduct and Ethics and other Corporate Policies

Our Board of Directors has adopted codes of business conduct and ethics that apply to all of our employees, officers and directors. We intend to disclose any future amendments to certain provisions of our codes of business conduct and ethics, or waivers of these provisions, on our website and/or in public filings. Our employees, officers and directors are also subject to our Policy Prohibiting Insider Trading and our Related Person Transactions Policy. We provide training to our employees regarding our codes and various company policies, which all employees are required to complete. In addition, we have adopted a Whistleblower and Complaint Policy that is designed to provide a forum to which our employees, officers and directors may report violations or suspected violations of our company policies without fear of harassment, retaliation or adverse employment consequences. We also have adopted a Transparency in Supply Chains Act Transparency Statement that outlines our opposition to all forms of human trafficking and details the steps we take to ensure that slavery and human trafficking is not taking place in any of our supply chains or in any part of our business. The full text of our policies is posted on the investor relations section of our website at www.vocera.com.

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines that set forth expectations for directors, director independence standards, board committee structure and functions, stock ownership guidelines, and other policies for the governance of the company. In connection with the amendment to the Restated Bylaws to adopt majority voting for directors, our Board also approved a revision to the Corporate Governance Guidelines to require that a director nominee (or new appointee) tender his or her resignation in the event of an adverse vote and, following the recommendation of the Governance and Nominating Committee, the Board shall act upon such resignation within 30 days following the stockholder vote. Our Corporate Governance Guidelines are available without charge on the investor relations section of our website at www.vocera.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in 2021.

Executive Officers

The names of the company’s executive officers, their ages, their positions with the company and other biographical information as of January 14, 2022, are set forth below. There are no other family relationships among any of our directors or executive officers.

Name	Age	Position
Brent D. Lang	54	Chairman and Chief Executive Officer
Steven J. Anheier	38	Chief Financial Officer
Douglas A. Carlen	52	Vice President Legal and General Counsel
M. Bridget Duffy, M.D.	62	Chief Medical Officer
Paul T. Johnson	58	Chief Commercial Officer

Brent D. Lang. For a brief biography of Mr. Lang, see “Directors—Background and Qualifications” under this Item 10 above.

Steven J. Anheier has served as our Chief Financial Officer since June 2021. Mr. Anheier has served as Vocera’s Vice President, Finance & Accounting, since September 2019. Prior to joining Vocera, from May 2010 to August 2019, Mr. Anheier served in various roles of increasing responsibility at Accuray Incorporated, including as Vice President, Finance & Investor Relations and Vice President, Senior Director and Director of Financial Planning & Analysis. Mr. Anheier began his career at KPMG LLP from 2006 to 2010. Mr. Anheier holds a Bachelor’s in Accounting from California Polytechnic State University-San Luis Obispo.

Douglas A. Carlen has served as our General Counsel since July 2016. From August 2012 to June 2016, Mr. Carlen was the Vice President of Legal Affairs at Liquid Robotics, an ocean data services provider and developer of the Wave Glider. Prior to Liquid Robotics, Mr. Carlen served from August 2010 to August 2012 as Senior Vice President and General Counsel at MegaPath Inc., a provider of data, voice and cloud-based communications services. From September 1999 to August 2010, he worked at Covad Communications Group, Inc. in three corporate counsel roles, with the last three years as Senior Vice

President and General Counsel. Mr. Carlen also specialized in corporate law and litigation at various firms from 1994 to 1999. Since 2011, Mr. Carlen has been on the board of directors for the Lupus Foundation of Northern California. He earned his bachelor’s degree from the University of Southern California and a law degree from Hastings College of the Law.

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

Paul T. Johnson has served as our Chief Commercial Officer since May 2021. From October 2013 to May 2021, he served as our Executive Vice President of Sales and Services. From August 2013 to October 2013, Mr. Johnson served as Vice President of Sales at Digital Insight, a provider of online and mobile banking solutions. Mr. Johnson served as Vice President of Sales and Relationship Management at Intuit’s Financial Services Division (which was renamed Digital Insight following Intuit’s sale of this business in August 2013) from January 2011 to August 2013. From November 2007 to December 2010, he served as the Executive Vice President, North America, Sage Business Solutions for Sage Software, Inc., a provider of business management software and services. In addition, Mr. Johnson previously served in various sales and services functions at International Business Machines Corporation. Mr. Johnson earned his M.B.A and B.S degrees in Business Administration from the University of Southern California.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis provides an overview of the material components of our executive compensation program during 2021 for our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers (collectively referred to as our “named executive officers”). For 2021, our named executive officers were as follows:

•Brent D. Lang, our President, Chief Executive Officer and Chairman;
•Steven J. Anheier, our Chief Financial Officer;
•Paul T. Johnson, our Chief Commercial Officer;
•M. Bridget Duffy, our Chief Medical Officer;
•Douglas A. Carlen, our General Counsel; and
•Justin R. Spencer, our Former Chief Financial Officer.(1)
____________________
(1) Mr. Spencer left the company in June 2021.

The compensation provided to our named executive officers for 2021 is set forth in detail in the Summary Compensation Table and other tables that follow this section, as well as the accompanying footnotes and narrative discussions relating to those tables. This section also discusses our executive compensation philosophy, objectives and design; how and why the Compensation Committee arrived at the specific compensation policies and decisions for our named executive officers during 2021; the role of Compensia, our outside compensation consultant for executive compensation decisions for 2021; and the peer companies used in evaluating executive officer compensation.

Executive Compensation Philosophy, Objectives and Design

Philosophy

We operate in a highly competitive and rapidly evolving market, and we expect competition among companies in our market to continue to increase. Our ability to compete and succeed in this environment is directly correlated to our ability to recruit, incentivize and retain talented individuals in the areas of product development, sales, marketing, services and general and administrative functions. The market for skilled personnel in these areas is very competitive. Additionally, as we are headquartered in San Jose, CA, we face intense competition among large and small firms in the Silicon Valley market. Our compensation philosophy is designed to establish and maintain a compensation program that attracts and rewards talented individuals who possess the skills necessary to support our near-term objectives, create long-term value for our stockholders, expand our business and assist in the achievement of our strategic goals.

Objectives

We have designed our executive compensation program to reward our executive officers, including our named executive officers, at a level consistent with our overall strategic and financial performance and to provide remuneration sufficient to attract, retain and motivate them to exert their best efforts in the highly competitive environment in which we operate. We believe in providing competitive compensation packages consisting of a combination of base salaries, annual cash bonuses and long-term incentive opportunities in the form of equity awards that are earned over a multi-year period. We believe the approach that has been adopted by our Compensation Committee, with an emphasis on variable cash compensation and equity awards, enables us to attract top talent, motivate successful short-term and long-term performance, satisfy our retention objectives and align the compensation of our executive officers with our performance and long-term value creation for our stockholders.

In 2021, the Compensation Committee reviewed our executive compensation program to ensure that it effectively supports our business strategies and is aligned with executive compensation best practices, and market trends and drives the success of our business.

Key Features of our Executive Compensation Program

The Compensation Committee reviews on an ongoing basis our executive compensation and benefits programs to evaluate whether these programs support our compensation philosophy and objectives, as described herein, and serve the interests of our stockholders. Our practices include the following, each of which the Compensation Committee believes reinforces our executive compensation philosophy and objectives:

WHAT WE DO		WHAT WE DO NOT DO
☑
Pay for Performance: We link pay to performance and stockholder interests by heavily weighting total compensation to long-term equity awards, a significant portion of which is performance-based, that align executive interests with our stockholders and encourage retention.
		☒	No Single Trigger Acceleration: We do not provide for single trigger acceleration of equity awards following a change of control.
☑	Linkage Between Bonus and Performance Measures: Our cash bonus program allows our executives to earn a target cash bonus only if specified performance metrics are met.	☒	No Guaranteed Bonuses; Bonus Payout Caps: We do not provide guaranteed minimum bonus amounts, and maximum payout levels apply to all amounts payable under the executive bonus plans.
☑	Independent Compensation Advisor: The Compensation Committee selects and engages its own independent advisors.	☒	No Special Perquisites: We do not provide special perquisites for executives.
☑
Thoughtful Peer Group Analysis: The Compensation Committee reviews external market data when making compensation decisions and annually reviews our peer groups with its independent compensation consultant.
		☒	No Hedging in Company Securities: Executives, directors and all employees are prohibited from engaging in any hedging transaction with respect to company equity securities.
☑	Thorough Compensation Risk Assessment: The Compensation Committee conducts an annual assessment of our executive and broad-based compensation programs to ensure prudent risk management.	☒	No Discounted Options / SARs or Option Repricing: We do not provide discounted stock options or stock appreciation rights, and we do not reprice underwater stock options without stockholder approval.
☑	Compensation Committee Independence and Experience: The Compensation Committee is comprised solely of independent directors who have extensive experience.	☒	No Tax Gross-Ups: We do not provide tax gross-ups for “excess parachute payments.”

☑
Stock Ownership Guidelines: Our non-executive directors are subject to stock ownership guidelines equal to a value of not less than five times the then annual cash retainer for general board service, and our Chief Executive Officer is subject to stock ownership guidelines equal to a value of not less than six times his then annual base salary.
	☒	No Service-Based Defined Benefit Pension Plan or Other Similar Benefits: We do not maintain a pension plan or provide other similar benefits.
☑
Recoupment Policy: We maintain a clawback provision that provides our Board with the authority to recoup past incentive compensation (both cash and equity) paid to an executive officer in the event of a material restatement of our company’s financial results due to fraud or intentional misconduct of that executive officer.

Design

Our executive compensation program has been, and continues to be, heavily weighted towards equity. The Compensation Committee believes that compensation in the form of equity helps to align the interests of our executive officers with the long-term interests of our stockholders by driving achievement of our strategic and financial goals. We use restricted stock units, (or RSUs), and performance-based restricted stock units, or PSUs as our primary equity vehicles for our executive officers, including our named executive officers. We believe that RSUs align the interests of executive officers with stockholders and provide a longer-term focus through a multi-year vesting schedule, while managing dilution to existing investors and providing a level of predictability to our executive officers in the value of their compensation. Additionally, we believe that PSUs motivate and reward our executive officers for effectively executing long-term strategic, financial and operational objectives. The mix of PSUs (which directly link our executive officers’ target total direct compensation to the performance of our stock price) and RSUs (which offer more predictable value over time) further aligns the long-term interests of our executive officers with stockholders while addressing our retention objectives. On an annual basis, our Compensation Committee has reviewed, and will continue to review and evaluate, the types of equity vehicles best aligned with our business needs and priorities. To maintain a competitive compensation program, we also offer cash compensation in the form of base salaries and semi-annual cash bonuses tied to specific performance measures. We do not specifically target or benchmark our cash or equity compensation to align with those of our peer companies, but instead use the peer group information for general guidance. Further, when making compensation decisions for our executive officers, including our named executive officers, the Compensation Committee seeks to set both individual pay elements and target total direct compensation at competitive levels, using a balanced and flexible approach that is not restricted by adherence to specific percentile-based target levels. In other words, while competitive market data is an important reference in understanding general market practice, our actual compensation decisions reflect the Compensation Committee’s exercise of its business judgment after considering the following key factors:

•to the extent there are gaps to market in target pay positioning for cash compensation, alignment may occur over multiple years;
•the number of equity awards we grant will be subject to adjustment year-over-year to reflect dilution considerations, our retention objectives, company and individual performance, and other relevant factors; and
•actual pay opportunities and outcomes will vary among executive officers and relative to market based on company performance and our position relative to our peers based on financial and other relevant criteria.

During 2021, our Compensation Committee, with the assistance of its compensation consultant, Compensia, Inc., or Compensia, reviewed our executive compensation program, including base salaries, bonuses, equity awards, and benefit programs, to ensure that our compensation program promotes stockholder interests and provides appropriate rewards and incentives for our executive officers.

Our Compensation-Setting Process

Oversight of Executive Compensation

Pursuant to its charter and in accordance with New York Stock Exchange rules, the Compensation Committee is responsible for reviewing, evaluating and approving the compensation arrangements of our executive officers and for establishing, benchmarking and maintaining our executive compensation policies and practices. Our Compensation Committee seeks input and receives recommendations from other members of our executive team when discussing the performance and compensation of other executive officers, and in determining the financial and accounting implications of our compensation programs and hiring decisions. The Compensation Committee is authorized to engage its own independent advisors to provide advice on matters related to executive compensation and general compensation programs. Currently, our Compensation Committee is comprised solely of independent directors. For additional information on the Compensation Committee, see “Committees of Our Board of Directors — Compensation Committee” elsewhere in this Form 10-K.

The initial compensation arrangements with our named executive officers were the result of arm’s-length negotiations between us and each individual executive officer at the time of his or her hire or appointment. In 2021, the Compensation Committee considered numerous factors in determining whether to make adjustments to the cash and equity compensation of our executive officers, including our named executive officers. The Compensation Committee reviewed the performance of the company and our executive officers, taking into consideration financial, operational, customer, strategic, product and competitive factors, as well as the succession planning objectives for our various executive officer positions. The Compensation Committee also reviewed a study by Compensia regarding the compensation of executives at companies in our compensation peer group to provide context and general guidance. However, as noted above, we do not target or benchmark the compensation levels of our executive officers to align with any specific percentile relative to our peer companies. Except with respect to his own compensation, our Chief Executive Officer made recommendations to the Compensation Committee regarding the compensation for our executive officers, which was also taken into account by the Compensation Committee in making its decisions regarding executive compensation. Our Chief Executive Officer was not present for the discussions of our Compensation Committee regarding his performance and compensation. The Compensation Committee also took into consideration the input from our stockholders, both from our recent say on pay vote as well as stockholder outreach conducted in 2020 and 2021. Following deliberation, the Compensation Committee approved the cash compensation to be paid to our named executive officers and as well as RSU and PSU awards for our named executive officers, each as described below and in the Summary Compensation Table.

Role of Human Resources Team

The role of our Human Resources team and management is to design our executive compensation programs, policies and governance and make recommendations to the Compensation Committee regarding these matters. Management is responsible for, among other things:

•Reviewing the effectiveness of our compensation programs, including competitiveness and alignment with our objectives;
•Recommending changes to compensation programs, as may be required, to ensure achievement of all program objectives;
•Recommending base salaries, bonuses and other awards for our executive officers, including our named executive officers other than the Chief Executive Officer; and
•Reviewing and making recommendations with respect to the adoption and approval of, or amendments to, company-wide incentive compensation plans.

Role of the Compensation Consultant

The Compensation Committee retained Compensia, Inc., an outside compensation expert, to advise on our 2021 executive compensation programs and practices and our executive compensation decisions given Compensia’s expertise in the technology industry and its knowledge of our peer companies. During 2021, Compensia provided the following services as requested by the Compensation Committee:

•Assisted in the development of the compensation peer groups we used to understand market competitive compensation practices;
•Reviewed and assessed our compensation practices and the cash and equity compensation levels of our executive officers (including an equity retention analysis), including our named executive officers;
•Reviewed and assessed our current compensation programs to determine any changes that may need to be implemented in order to remain competitive with the market;
•Provided market data and analysis regarding equity incentive plan dilution metrics and practices; and
•Advised on regulatory developments relating to executive compensation.

All other analyses related to executive compensation for 2021 were conducted internally. Internal analyses included gathering and analyzing data, conducting a risk assessment relating to employee compensation and reviewing and advising on principal aspects of executive compensation. Base salaries, bonuses and equity awards for our executive officers were among the items reviewed based on market data provided by Compensia.

During 2021, the Compensation Committee reviewed the fees provided to Compensia relative to Compensia’s revenues, the services provided by Compensia to the Compensation Committee, the relationships between Compensia and its consultants and our executive officers, and other factors relating to Compensia’s independence, and concluded that Compensia is independent within the meaning of the listing standards of The New York Stock Exchange and that its engagement did not present any conflict of interest.

Compensation Peer Group

The Compensation Committee analyzes competitive market data on executive compensation levels and practices. This data is drawn from a select group of peer companies, as well as compensation survey data.

The Compensation Committee, with the assistance of Compensia, developed a group of peer companies, as detailed below, to be used as a reference for market positioning and for assessing competitive market compensation practices. In developing this peer group, consideration was given to our industry sector, geographies of the locations where our executives are based, company size (based on revenues and market capitalization) relative to our size and growth rate, and the comparability of business model and focus.

Following this review, Compensia recommended and the Compensation Committee approved use of a peer group of 20 publicly-traded companies for reference in making determinations regarding 2021 compensation:

8x8 Inc.	LivePerson Inc.
A10 Networks, Inc.	Model N, Inc.
Accolade*	Omnicell, Inc.
Brightcove Inc.	PagerDuty, Inc.*
Computer Programs and Systems, Inc.	Phreesia Inc.
Domo, Inc.	Rapid7, Inc.
Evolent Health, Inc.	Tabula Rasa HealthCare
Health Catalyst, Inc.	Workiva Inc.
HealthStream, Inc.	Upland Software, Inc.
Inseego Corp.	Zuora, Inc.*
______________________
*Added to the compensation peer group for 2021.

At the time of the compensation review, these companies had revenues for the most recently completed four quarters ranging from approximately $149 million to $1,022 million, and market capitalizations ranging from approximately $442 million to $5,874 million.

In addition, we removed the following companies from our 2021 peer group as they did not meet one or more of the criteria discussed above or were otherwise not considered to be a good fit based on geography or business: MobileIron, Inc., Livongo Health, Inc. and TeleNav, Inc.

This peer group was used by the Compensation Committee in connection with its annual review of our executive compensation program during 2021. Specifically, the Compensation Committee reviewed the compensation data drawn from the compensation peer group, in combination with industry-specific compensation survey data, to develop an objective, independent representation of the “competitive market” with respect to current executive compensation levels and related policies and practices. The Compensation Committee then evaluated how our pay practices and the compensation levels of our executive officers compared to the competitive market.

Elements of Our Executive Compensation Program

The key elements of our executive compensation program include base salary, semi-annual cash bonuses, equity-based awards, and health and welfare programs. Except with respect to target semi-annual cash bonuses, which typically are expressed as a pre-determined percentage of each executive officer’s base salary, we do not use specific formulas or weightings in determining the allocation of the various pay elements. Rather, each executive officer’s compensation has been designed to provide a combination of pay elements that are tied to achievement of our short-term and long-term financial and operational objectives. In particular, our use of RSU awards, which vest over three years, and PSU awards, which vest based on our total stockholder return (or TSR) relative to the S&P 600 Health Care Equipment and Services Index (or the Index) over three performance periods spanning a three-year period, promotes a culture of long-term value creation, while cash bonuses are payable semi-annually, promoting more immediate corporate performance.

In 2021, the Compensation Committee conducted its regular annual review of our executive compensation program, including an evaluation of competitive market practices; conducted annual performance reviews for our executive officers; considered adjustments to our executive officers’ base salaries and target annual bonus opportunities as needed; and made annual equity awards after taking account of any then currently unvested equity held by executive officers. Following deliberation and consideration of the factors discussed below, our Board of Directors and Compensation Committee determined that equity awards should continue to be a significant portion of executive compensation, and that it was in the best interests of the company and our stockholders to continue to use PSUs, which were introduced during 2020, and that cash compensation (including base salary and bonuses) should remain consistent with market norms at or above the 50th percentile.

Base Salary

We offer base salaries that are intended to provide a stable level of fixed compensation to our executive officers, including our named executive officers, for performance of their day-to-day responsibilities. Each named executive officer’s initial base salary was established as the result of arm’s-length negotiation with the individual at the time of his or her hiring or appointment. Base salaries for our executive officers are reviewed annually to determine whether an adjustment is warranted or required, taking into account the responsibilities required by the executive’s position, the executive’s length of service in a position and at our company, and the amount of other elements of compensation. The amount of any increase or decrease in base salary is considered based on the above-mentioned factors, as well as the company’s financial performance and, in the discretion of the Compensation Committee, the compensation paid by our competitors and/or other comparable-sized companies.

For 2021, the Compensation Committee reviewed the base salaries of our named executive officers, after considering a compensation analysis performed by Compensia. The base salaries paid to our named executive officers for 2021 are set forth in the Summary Compensation Table below.

Annual Cash Bonuses

In addition to the payment of salaries that it believes are competitive and assist in the retention of our executive officers, our Compensation Committee believes that a significant portion of our executive officers’ cash compensation should be tied to corporate performance. Our cash bonus program, payments under which are included as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below, allows our executives to earn a target cash bonus if specified metrics are satisfied at the target level, to earn a reduced level of bonus if the metrics achieved are below the target level but above a specified threshold level, and to receive a larger bonus if metrics are achieved at a level above the target. The target bonus is set as a percentage of each officer’s base salary:

Name	Target Bonus (as % of Base Salary)	Target Bonus Amount ($)
Brent D. Lang	100%	516,000
Steven J. Anheier	50%	162,500
Justin R. Spencer(1)	60%	212,400
Paul T. Johnson	43%	159,960
M. Bridget Duffy	28%	100,240
Douglas A. Carlen	40%	121,200
(1) Mr. Spencer left the Company in June 2021.

For 2021, the payment of cash bonuses was based on the achievement of a revenue target, with the bonus calculation being further conditioned on achievement of an adjusted EBITDA threshold. This structure is based on our Compensation Committee’s decision that the most important factor in increasing stockholder value in 2021 was revenue growth. The Compensation Committee further determined that the inclusion of an earnings metric, such as the adjusted EBITDA threshold, would help to ensure that revenue growth was sought in a fiscally prudent manner. These revenue and adjusted EBITDA measures are provided below and were established by the Compensation Committee based on the corresponding amounts in the annual financial plan approved by the Board of Directors. Executives were eligible to receive the bonuses in two payments, based on company performance against the targets in the first and second half of the year. Additionally, the cash bonus amounts for each half of the year are zero if the actual revenue or adjusted EBITDA falls below specified thresholds.

	H1 Target	H1 Threshold	H1 Actual	Attainment	H2 Target	H2 Threshold	H2 Actual	Attainment
Revenue	$102.0 million	$86.7 million	$103.9 million	101.9%	$126.4 million	107.4 million	$129.3 million	102.3%
Adjusted EBITDA	—	$(1.4) million	$13.8 million	Met	—	$6.3 million	$31.5 million	Met
(1) H1 Actual excludes revenue from PatientSafe as it was not included in the H1 Target and H1 Threshold calculations. H2 Actual includes revenue from PatientSafe as it was included in the H2 Target and H2 Threshold calculations.

For 2021, the Compensation Committee determined that 100% of the metrics were achieved, and awarded the cash bonuses set forth in the Summary Compensation Table below.

Mr. Johnson is also compensated through a performance-based sales commission plan. Under that plan, his 2021 target commission was $127.0 thousand and his actual commission was $133.2 thousand.

Ms. Duffy is also compensated through a performance-based sales commission plan. Under that plan, her 2021 target commission was $102.0 thousand and her actual commission was $102.2 thousand.

Equity-Based Awards

The majority of the target total direct compensation of our executive officers, including our named executive officers, is provided through equity awards. By having a significant percentage of our executive officers’ target total direct compensation payable in the form of equity that vests over a number of years and, thus, subject to higher risk and longer vesting than cash compensation, our executive officers are motivated to focus on long-term performance. This approach also helps retain key employees because the RSUs are subject to a vesting period, and unvested awards are forfeited by the employee when employment ends. We received feedback from some of our stockholders indicating a preference for performance-based equity awards. Our Compensation Committee considered this feedback, and determined that a mix of time-based equity awards and performance-based equity awards best aligned with the interests of our stockholders by creating an appropriate balance between our goals of business execution, long-term share price growth and named executive officer retention. Accordingly, our Compensation Committee introduced PSUs in 2020 and continued to grant PSUs in 2021. Our PSUs are measured based on our three-year relative total shareholder return.

In granting PSUs, the Compensation Committee considered a variety of factors, including, our continued growth, the dynamic, highly competitive and fast-moving healthcare technology industry, and the difficulty of predicting future performance in such an environment. As a result, the Compensation Committee concluded that relative total shareholder return (TSR) over a three-year performance period, which is in line with peer practice in our industry, best-enabled the company to incentivize high-caliber executives over a longer-term horizon and align their success with that of our stockholders. Our Compensation Committee sought to establish performance goals that were sufficiently rigorous to align with stockholder interests, but also sufficiently reasonable to retain incentive value for our executives. Accordingly, our Compensation Committee determined that the PSU could be earned at target TSR performance that matches the Index, with lower or higher potential payments than target based on actual TSR achievement. We believe the selected structure and terms of the PSUs best motivate the named executive officers to perform against reasonably aggressive targets in alignment with our stockholders and rewards our leadership team for taking actions today that will create value for our stakeholders for years to come.

We make annual equity grants to our executive officers in order to align their interests with those of our stockholders and to ensure appropriate incentives are in place to promote a focus on our long-term strategic and financial objectives. The sizes of these awards were not determined based on a specific formula, but rather through the exercise of the collective judgment of the Compensation Committee and after considering the following factors:

•each executive officer’s individual performance, including financial, operational, customer, strategic, product and competitive factors;
•the appropriate level of compensation for the position;
•the need to hire or retain an individual in a particular position and the perceived retentive value of the proposed awards;
•the size and vesting schedule of outstanding and unvested equity awards;
•the level of each executive officer’s target total cash compensation (base salary plus target annual cash bonus opportunity); and
•the recommendations of the Chief Executive Officer (except with respect to his award).

For the Chief Executive Officer, executive leadership factors were also considered. In addition, the Compensation Committee reviews and considers the equity awards granted to the executives at the companies in the compensation peer groups, although it does not specifically target or benchmark to those companies.

2021 RSUs

The RSU awards granted to our named executive officers in 2021 were as follows:

Name	Number of Shares Subject to RSU Award(1) (#)	Value of RSU Award(2) ($)
Brent D. Lang	68,613	$2,350,000
Steven J. Anheier	20,437	$700,000
Justin R. Spencer(3)	—	$—
Paul T. Johnson	23,357	$800,000
M. Bridget Duffy	16,058	$550,000
Douglas A. Carlen	16,058	$550,000
______________________
(1) The RSU awards vest in three equal annual installments with the first installment vesting on July 1, 2022 and subsequent installments vesting on June 1, 2023 and June 1, 2024. The number of shares of our common stock subject to these awards is based on the average closing stock price during May 2021. Our Compensation Committee typically grants awards in June of each year, and calculates the number of shares subject to the awards using the average closing stock price over the month prior to the date of grant. Our Compensation Committee granted these awards in July because it was necessary to wait until after our shareholders approved our new 2021 Equity Incentive Plan. For consistency with the past practice of granting awards in June of each year, the number of shares was calculated using the average closing stock price over the month of May.
(2) These amounts reflect the Compensation Committee’s methodology for determining the equity awards during its compensation review process and do not reflect the actual economic value that may ultimately be realized by the named executive officers. The value of the award was determined by the Compensation Committee in June of 2021 and the number of shares of our common stock subject to these awards was based on the average closing stock price in May of 2021. These amounts do not reflect, and are different from, the grant date fair value of the RSUs computed in accordance with FASB ASC Topic 718. The grant date fair value of the RSUs computed in accordance with FASB ASC Topic 718 is set forth in the Summary Compensation Table below.
(3) Mr. Spencer left the company in June 2021.

2021 PSUs

The PSU awards granted to our named executive officers in 2021 were as follows:

Name	Target Number of Shares Subject to PSU Award(1) (#)	Value of PSU Award(2) ($)
Brent D. Lang	68,613	$2,350,000
Steven J. Anheier	20,437	$700,000
Justin R. Spencer(3)	—	$—
Paul T. Johnson	23,357	$800,000
M. Bridget Duffy	16,058	$550,000
Douglas A. Carlen	16,058	$550,000

(1) The PSU awards are eligible to vest based on the performance metrics described below. The number of shares of our common stock subject to these awards is based on the average closing stock price during May 2021. Our Compensation Committee typically grants awards in June of each year, and calculates the number of shares subject to the awards using the average closing stock price over the month prior to the date of grant. Our Compensation Committee granted these awards in July because it was necessary to wait until after our shareholders approved our new 2021 Equity Incentive Plan. For consistency with the past practice of granting awards in June of each year, the number of shares was calculated using the average closing stock price over the month of May.
(2) These amounts reflect the Compensation Committee’s methodology for determining the equity awards during its compensation review process and do not reflect the actual economic value that may ultimately be realized by the named executive officers. The value of the award was determined by the Compensation Committee in June of 2021 and the number of shares of our common stock subject to these awards was based on the average closing stock price in May of 2021. These amounts do not reflect, and are different from, the grant date fair value of the PSUs computed in accordance with FASB ASC

Topic 718. The grant date fair value of the PSUs computed in accordance with FASB ASC Topic 718 is set forth in the Summary Compensation Table below.
(3) Mr. Spencer left the company in June 2021.

On July 1, 2021, the Compensation Committee granted PSUs based on our total stockholder return percentile rank (or TSR Percentile Rank) within the range of the percentile distribution of the total stockholder returns of the companies included in the Index over the following three performance periods (or Performance Periods): (i) the single year beginning July 1, 2021 and ending June 30, 2022 (ii) the two approximate years beginning July 1, 2021 and ending May 31, 2023 and (iii) the three approximate years beginning July 1, 2021 and ending May 31, 2024. The Compensation Committee, in consultation with Compensia, believed that the Index was an appropriate comparison because it represents a broad group of companies with whom we compete for talent and investment dollars and is broad enough to account for potential consolidation in our industry sector. Also, the PSUs reward and incentivize continued performance over each period within a three-year period.

At the end of each Performance Period, the Compensation Committee will compare our TSR Percentile Rank based on the percentage change in our share price against the range of the percentile distribution of the changes in the share price of the companies in the Index, in each case using the difference between the average of the daily closing prices per share during the 30 trading days ending immediately prior to the grant date and the applicable performance period (or the TSR). The number of PSUs earned in a particular Performance Period is then determined by multiplying the number of PSUs eligible to be earned during the applicable Performance Period, by the performance multiplier corresponding to our TSR percentile rank as set forth in the table below:

Name	Performance Multiplier
Less than 25th percentile	Zero
25th percentile	50%
50th percentile	100%
75th percentile or greater	200%

If our TSR Percentile Rank is the 50th percentile, then 100% of the PSUs eligible to be earned during the applicable Performance Period will vest. The maximum number of PSUs that may be earned and vest during an applicable Performance Period is 200%, subject to our achievement of a TSR percentile rank of 75th or greater. As noted above, our Compensation Committee wanted to balance the need for rigorous performance goals to align with stockholder interests, but also have goals that were sufficiently reasonable to maintain the incentive value for our executives. Accordingly, our Compensation Committee determined that PSUs would be earned at target for achievement matching the Index, but the PSUs earned could increase or decrease, as noted above, based on the Company’s TSR achievement relative to the Index.

The number of PSUs earned during each of the first and second Performance Periods may not exceed one-third of the target number of PSUs subject to the PSU award. The number of PSUs earned during the third Performance period may not exceed the maximum number of PSUs subject to the PSU award and will be reduced by the number of PSUs earned during the first and second Performance Periods. Performance multipliers between the TSR Percentile Ranks set forth in the table above will be determined based on linear interpolation. In addition, if our TSR at the end of the third performance period is negative, the total number of shares earned for the third performance period may not exceed the target number of shares subject to the PSU.

PSUs will vest upon certification by the Compensation Committee of the TSR Percentile Rank attained for an applicable Performance Period. Each named executive officer must remain employed by us on the last day of each applicable Performance Period in order to earn and vest in the PSUs eligible to be earned during such Performance Period, except as discussed below in “Employment, Severance and Change of Control Agreements.”

The Compensation Committee reviewed the size and vesting schedule for the remaining unvested portion of all outstanding equity awards held by our executive officers, including our named executive officers, and agreed that the existing equity awards, together with the existing equity grants, appropriately satisfied our motivation and retention goals for each individual.

2020 PSU Achievement

In June 2020, our Compensation Committee granted to certain of our executive officers PSUs (or 2020 PSUs). These 2020 PSUs vest based on our TSR Percentile Rank within the range of the percentile distribution of the total stockholder returns of the component companies in the S&P 600 Health Care Equipment and Services Index over the following three performance periods: (i) the single year beginning June 1, 2020 and ending May 31, 2021, (ii) the two years beginning June 1, 2020 and ending May 31, 2022 and (iii) the three years beginning June 1, 2020 and ending May 31, 2023. Based on our TSR percentile rank of 64th percentile as of May 31, 2021, the final date of the first performance period, one third of the 2020 PSUs were earned and became vested at such time. For additional detail regarding the 2020 PSUs, please see page 47 of our definitive proxy statement filed with the Securities and Exchange Commission on April 15, 2021.

Treatment in Connection with the Merger

Treatment of Vocera Equity Awards

As of immediately prior to the closing of the Merger, each RSU and PSU (after giving effect to the PSU Achievement Calculation (as defined below)) that is outstanding and unvested will not be assumed by Stryker, and as a result under the terms of the applicable Vocera equity incentive plan and the Merger Agreement, will become immediately vested in full. At the closing of the Merger (after giving effect to such accelerated vesting), each such vested RSU and PSU will be canceled and the holder thereof will be entitled to receive an amount in cash, without interest, less any applicable tax withholding, equal to the number of Shares issuable under such RSU or PSU multiplied by the merger consideration (collectively, the “RSU Cash Consideration”).

The achievement of applicable performance metrics of each PSU (or portion thereof) that is outstanding and unvested for which the performance period has not been completed as of the closing of the Merger will, as of immediately prior to the closing of the Merger, be determined in good faith by our Board or a committee thereof in accordance with the terms of the PSU award agreements by multiplying the target number of shares subject to the PSU by the applicable multiplier based on actual performance measured from the grant date of the applicable PSU through the last trading day immediately preceding the day the Merger closing occurs and using the merger consideration as our share price with respect to the performance goals, which are based on total shareholder return. The resulting number of shares subject to each PSU will be reduced by the number of shares, if any, earned and paid with respect to any previously completed performance periods applicable to such PSU. However, for any performance period that has been completed prior to the closing of the Merger, but for which the performance achievement has not yet been determined as of prior to the closing of the Merger, the our Board or a committee thereof will determine in good faith the performance achievement and the resulting number of shares eligible to vest on the applicable vesting date prior the closing of the Merger based on actual performance of the applicable performance goals as set forth under the applicable award agreement. Based on the merger consideration, the applicable performance metrics for all outstanding PSUs are expected to be achieved at the maximum level and the maximum number of Shares subject to each PSU is expected to be eligible to vest as of immediately prior to the closing of the Merger.

As of immediately prior to the closing of the Merger, each stock option that is outstanding (other than rights under the ESPP) will not be assumed by Stryker, and as a result under the terms of the applicable Vocera equity incentive plan and the Merger Agreement, will be cancelled and the holder thereof will be entitled to receive an amount of cash, without interest, less any applicable tax withholding, equal to the product obtained by multiplying i) the excess (if any) of the merger consideration over the exercise price per share of company common stock underlying such company stock option by (ii) the number of shares of company common stock underlying such outstanding stock options (the “Stock Option Cash Consideration”).

Stryker will cause the surviving corporation to pay the RSU Cash Consideration and the Stock Option Cash Consideration at or reasonably promptly (generally no later than 5 business days) after the closing of the Merger, in accordance with the terms of the Merger Agreement.

In accordance with the Merger Agreement, immediately prior to the closing of the Merger, the ESPP will terminate and any in-progress ESPP offering period will be shortened and the applicable purchase date will occur before the closing of the Merger. All shares purchased under the ESPP will be treated identically to other outstanding shares, such that they will be canceled and converted into the right to receive the merger consideration.

Benefits Programs

Our employee benefit programs, including our 401(k) plan, ESPP, and health and welfare programs, including health savings accounts and flexible spending arrangements, are designed to provide a competitive level of benefits to our employees generally, including our executive officers and their families. We adjust our employee benefit programs as needed based upon regular monitoring of applicable laws and practices and the competitive market. Our executive officers are eligible to participate in the same employee benefit plans and programs, and on the same terms and conditions, as all other U.S. full-time employees.

Perquisites and Other Personal Benefits

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not generally provide perquisites to our executive team.

Post-Employment Compensation

Certain of our executive officers have post-employment compensation arrangements, which provide for severance payments and benefits in the event of a termination of employment under certain conditions, including following a change of control of the company. The Compensation Committee determined that these arrangements were both competitively reasonable and necessary to recruit and retain key executives. The material terms of these post-employment payments to named executive officers are set forth in “Employment, Severance and Change of Control Agreements” below. These agreements do not provide for single trigger equity acceleration following a change of control and do not provide tax gross-ups for “excess parachute payments.”

Other Compensation Policies and Practices

Executive Officer Recoupment Policy

We maintain a clawback provision that provides our Board with the authority to recoup past incentive compensation from an executive officer in the event of a material restatement of our company’s financial results due to fraud or intentional misconduct of that executive officer.

Equity Administration Committee

Our Compensation Committee provides that the Equity Administration Committee, consisting of the Chief Executive Officer, the Chief Financial Officer and the General Counsel, may make equity awards to non-executive employees within prescribed limits. Generally, equity awards will be effective on the 1st market day of the month following approval by the Equity Administration Committee, unless determined otherwise with advice of counsel. While we do not generally grant stock options at this time, the exercise price of all stock options must be equal to or greater than the fair market value of our common stock on the date of grant.

Derivatives Trading and Anti-Hedging Policy

Our Policy Prohibiting Insider Trading prohibits our employees, including our executive officers and members of our Board of Directors, from purchasing financial instruments, or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of company common stock, such as prepaid variable forward contracts, equity swaps, collars, forward sale contracts and exchange funds.

Stock Ownership Guidelines

We maintain stock ownership guidelines that require our Chief Executive Officer, as well as our non-executive directors, to maintain a specified level of stock ownership.

Compensation Policies and Practices as they relate to Risk Management

The Compensation Committee has reviewed our executive and employee compensation programs and does not believe that our compensation policies and practices encourage undue or inappropriate risk taking or create risks that are reasonably likely to have a material adverse effect on us. The reasons for the Compensation Committee’s determination include the following:

•We structure our compensation program to consist of both fixed and variable components. The fixed (or base salary) component of our compensation programs is designed to provide income independent of our stock price performance so that employees will not focus exclusively on stock price performance to the detriment of other important business metrics. The variable (cash bonus and equity) components of our compensation programs are designed to reward both short-term and long-term company performance, which we believe discourages employees from taking actions that focus only on our short-term success and helps align our employees with our stockholders and on our longer-term success. Our RSUs have time-based vesting and our PSUs have a multi-year performance period encouraging long-term, sustained success.
•We maintain internal controls over the measurement and calculation of financial information, which are designed to prevent this information from being manipulated by any employee, including our executive officers.
•While we generally do not cap the cash incentive award for our Sales Compensation Plan to maximize the incentive for our sales force to meet and exceed their revenue objectives, we do maintain internal controls over the determination of sales incentive awards which we believe help prevent problematic behaviors.
•Our employees are required to comply with our Employee Code of Conduct and Ethics, which covers, among other things, accuracy in keeping financial and business records.
•The Compensation Committee approves the employee annual and new hire equity award guidelines as well as the overall annual equity pool. Any recommended equity awards outside these guidelines require approval by the Compensation Committee. We believe that this helps ensure we grant equity compensation appropriately and in a sustainable manner.

•A significant portion of the compensation paid to our executive officers and the members of our Board of Directors is in the form of RSUs and, for our executive officers, PSUs to align their interests with the interests of stockholders.
•We maintain Stock Ownership Guidelines for our Chief Executive Officer and the members of the Board of Directors to ensure that they retain specified levels of equity in the company.
•As part of our Policy Prohibiting Insider Trading, we prohibit the trading of derivatives or hedging transactions involving our securities so that our executive officers and other employees cannot insulate themselves from the effects of poor stock price performance.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code limits the amount that we may deduct from our federal income taxes for remuneration paid to our named executive officers (other than our Chief Financial Officer) to $1 million dollars per executive officer per year. “Grandfather” provisions of the Code provide exceptions from this deduction limitation and may apply to certain compensation arrangements, including certain grants of stock options and certain RSUs, that were entered into before the company was publicly traded and through November 2, 2017. Except for compensation attributable to the exercise of most options granted prior to November 2, 2017 under the “grandfather provisions,” compensation in excess of $1 million will likely not be deductible.

No Tax Reimbursement of Parachute Payments and Deferred Compensation

We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2021, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement.

Accounting Treatment

We account for stock compensation in accordance with the authoritative guidance set forth in FASB ASC Topic 718, which requires companies to measure and recognize the compensation expense for all share-based awards made to employees and directors over the period during which the award recipient is required to perform services in exchange for the award. We determine both the grant date fair value and the service period based on applicable accounting standards. This calculation is performed for accounting purposes and reported in the compensation tables included in this Form 10-K.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be incorporated in this Form 10-K for fiscal year 2021.

Submitted by the Compensation Committee
Michael Burkland, Chair
Alexa King
Sharon L. O’Keefe

Compensation Committee Interlocks and Insider Participation

The directors who were members of our Compensation Committee during 2021 were Michael Burkland, Alexa King and Sharon L. O’Keefe. None of them at any time has been one of our officers or employees. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or our Compensation Committee.

Executive Compensation Tables

Summary Compensation Table

The following table provides information regarding all compensation awarded to, earned by or paid to our named executive officers serving as such at December 31, 2021 for all services rendered in all capacities to us during the fiscal years ended December 31, 2021, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Total ($)
Brent D. Lang President and Chief Executive Officer	2021	516,000	—	6,931,285	625,256	8,072,541
	2020	500,000	—	4,967,102	614,075	6,081,177
	2019	500,000	—	2,901,365	241,745	3,643,110
Steven J. Anheier Chief Financial Officer	2021	325,000	—	2,064,546	187,328	2,576,874
Justin R. Spencer(6) Former Chief Financial Officer	2021	162,250(6)	—	—	—	162,250
	2020	354,000	—	1,738,479	260,859	2,353,338
	2019	354,000	—	967,111	102,693	1,423,804
Paul T. Johnson Executive Vice President of Sales and Services	2021	372,000	—	2,359,524	327,048(3)	3,058,572
	2020	354,000	—	1,738,479	261,259(3)	2,353,738
	2019	354,000	—	967,111	131,187(3)	1,452,298
M. Bridget Duffy Chief medical Officer	2021	358,000	—	1,622,179	223,646(4)	2,203,825
	2020	341,000	—	1,195,121	187,609(4)	1,723,730
	2019	341,000	—	725,317	142,603(4)	1,208,920
Douglas A. Carlen Vice President, Legal and General Counsel	2021	303,000	—	1,622,179	146,862	2,072,041
	2020	289,000	5,000(5)	1,195,121	141,974	1,631,095
	2019	289,000	—	725,317	55,891	1,070,208
_____________________
(1) Amounts reported for fiscal years 2021, 2020 and 2019 represent the grant date fair value of the st PSUs and RSUs granted during each applicable year, computed in accordance with FASB ASC Topic 718. These amounts do not reflect the actual economic value realized by the named executive officer. In accordance with SEC rules, this column represents the grant date fair value, computed in accordance with stock-based compensation accounting principles, of PSUs, assuming the probable outcome of related performance conditions, and RSUs. The PSUs, which were granted with a market condition, are valued using a lattice model simulation analysis, specifically a Monte Carlo simulation. PSUs have a maximum payout of 200% of the target number of shares. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures. For additional information on the valuation assumptions, see Note 10 of our “Notes to Consolidated Financial Statements” included in this annual report. For additional information on the treatment of stock options, PSUs and RSUs in connection with the pending Merger, see the section titled “Treatment in Connection with the Merger” above.
(2) Represents performance-based cash incentive awards earned for services rendered under the executive incentive compensation plan, and in the case of Mr. Johnson and Ms. Duffy, additional amounts under the 2021, 2020 and 2019 sales commission plans. For more information about the 2021 executive bonus plan compensation for our named executive officers, see “Elements of Our Executive Compensation Program — Annual Cash Bonuses” under the Compensation Discussion and Analysis section above.
(3) Represents $193,829, $156,515, and $61,616, respectively, awarded pursuant to our 2021, 2020 and 2019 executive incentive plans and $133,218, $104,744, and $69,571, respectively, awarded pursuant to our 2021, 2020 and 2019 sales commission plans. For more information, see “Elements of Our Executive Compensation Program — Annual Cash Bonuses.”
(4) Represents $121,464, $104,700, and $41,218, respectively, awarded pursuant to our 2021, 2020 and 2019 executive incentive plan and $102,181, $82,909, and $101,385, respectively, awarded pursuant to our 2021, 2020 and 2019 sales commission plans. For more information, see “Elements of Our Executive Compensation Program — Annual Cash Bonuses.”
(5) Represents one-time bonus amount awarded in fiscal year 2020 to Mr. Carlen in connection with his work related to the company’s acquisition of Ease Applications, LLC.
(6) Mr. Spencer left the Company in June 2021.

Grant of Plan-Based Awards

The following table provides information with regard to potential cash bonuses paid or payable in 2021 under our performance-based, non-equity incentive plan, and with regard to each equity award granted to each named executive officer during fiscal year 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity incentive Plan Awards(2)			Number of Shares of Stock Units(3) (#)	Grant Date Fair Value of Stock and Equity Awards(4) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Brent D. Lang		103,200	516,000	1,032,000
	7/1/2021							68,613	2,733,542
	7/1/2021				34,307	68,613	137,226		4,197,743
Steven J. Anheier		32,500	162,500	325,000
	7/1/2021							20,437	814,210
	7/1/2021				10,219	20,437	40,874		1,250,336
Justin R. Spencer		35,400	177,000	354,000
	7/1/2021							—	—
	7/1/2021				—	—	—		—
Paul T. Johnson		31,992	159,960	319,920
	7/1/2021							23,357	930,543
	7/1/2021				11,679	23,357	46,714		1,428,981
M. Bridget Duffy		20,048	100,240	200,480
	7/1/2021							16,058	639,751
	7/1/2021				8,029	16,058	32,116		982,428
Douglas A. Carlen		24,240	121,200	242,400
	7/1/2021							16,058	639,751
	7/1/2021				8,029	16,058	32,116		982,428
_____________________
(1) These amounts consist of the threshold, target and maximum cash award levels set in 2021 under the company’s executive incentive cash bonus plan. The amount actually earned by each named executive officer is included in the Non-Equity Incentive Plan Compensation column in the 2021 Summary Compensation Table. For more information about the 2021 executive bonus plan compensation for our named executive officers, see “Elements of Our Executive Compensation Program — Annual Cash Bonuses” under the Compensation Discussion and Analysis section above.
(2) PSUs which vest based on our total stockholder return percentile rank (or TSR Percentile Rank) within the range of the percentile distribution of the total stockholder returns of the companies included in the S&P 600 Health Care Equipment and Services Index over the following three performance periods: (i) the year beginning July 1, 2021 and ending June 30, 2022, (ii) the two approximate years beginning July 1, 2021 and ending May 31, 2023 and (iii) the three approximate years beginning July 1, 2020 and ending May 31, 2024. For additional information on the treatment of stock options, PSUs and RSUs in connection with the pending Merger, see the section titled “Treatment in Connection with the Merger” above.
(3) These RSUs vest in equal annual installments over three years from the vesting commencement date set forth in the award agreement until all shares subject to the RSUs are vested. For additional information on the treatment of stock options, PSUs and RSUs in connection with the pending Merger, see the section titled “Treatment in Connection with the Merger” above.
(4) The amounts reported in this column represent the aggregate grant date fair value of the RSU and PSU awards, calculated in accordance with FASB ASC Topic 718, except that no forfeiture assumptions were included and, for the PSUs, assuming the probable outcome of related performance conditions. The PSUs, which were granted with a market condition, are valued using a lattice model simulation analysis, specifically a Monte Carlo simulation. The PSUs have a maximum payout of 200% of the target number of shares. For a discussion of the assumptions made in the valuations reflected in this column, see Note 10 of our “Notes to Consolidated Financial Statements” included in our Form 10-K for the year ended December 31, 2021. Note that amounts reported in this column reflect the accounting cost for these equity awards and do not correspond to the actual economic value that may be received by the recipients of these equity awards. For additional information on the treatment of stock options, PSUs and RSUs in connection with the pending Merger, see the section titled “Treatment in Connection with the Merger” above.

Outstanding Equity Awards at December 31, 2021

The following table provides information regarding each unexercised stock option, unvested PSU and unvested RSU held by each of our named executive officers as of December 31, 2021:

		Stock Awards				Option Awards
Name	Award Grant Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)(5)	Shares Underlying Unexercised Options — Exercisable (#)(5)(6)	Shares Underlying Unexercised Options — Unexercisable (#)	Option Exercise Price ($)(6)(7)	Option Expiration Date
Brent D. Lang	6/1/2014					3	—	12.92	6/1/2024
	5/31/2019	29,893	1,938,262
	6/1/2020	94,990	6,159,152
	6/1/2020			46,783	3,033,410
	7/1/2021	68,613	4,448,867
	7/1/2021			68,613	4,448,867
Steven J. Anheier	9/30/2019	5,502	356,750
	4/1/2020	3,334	216,177
	7/1/2021	20,437	1,325,135
	7/1/2021			20,437	1,325,135
Paul T. Johnson	11/1/2013					30,000	—	17.31	11/1/2023
	6/1/2014					18,552	—	12.92	6/1/2024
	5/31/2019	9,964	646,066
	6/1/2020	33,247	2,155,735
	6/1/2020			16,374	1,061,690
	7/1/2021	23,357	1,514,468
	7/1/2021			23,357	1,514,468
M. Bridget Duffy	5/31/2019	7,473	484,549
	6/1/2020	26,583	1,723,642
	6/1/2020			8,860	574,482
	7/1/2021	16,058	1,041,201
	7/1/2021			16,058	1,041,201
Douglas A. Carlen	5/31/2019	7,473	484,549
	6/1/2020	26,583	1,723,642
	6/1/2020			8,860	574,482
	7/1/2021	16,058	1,041,201
	7/1/2021			16,058	1,041,201
___________________
(1) Represents RSUs granted under our 2012 and 2021 Equity Incentive Plan which vests in three equal installments commencing on the first anniversary of the first day of the month following the award grant date.
(2) The market value of the shares of RSUs that have not vested is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing price of our common stock on December 31, 2021, the last trading day of our fiscal year, which was $64.84.
(3) PSUs with a grant date of June 1, 2020 (or 2020 PSUs) vest based on our total stockholder return percentile rank (or “TSR Percentile Rank”) within the range of the percentile distribution of the total stockholder returns of the component companies in the S&P 600 Health Care Equipment and Services Index over the following three performance periods: (i) the single year beginning June 1, 2020 and ending May 31, 2021, (ii) the two years beginning June 1, 2020 and ending May 31, 2022 and (iii) the three years beginning June 1, 2020 and ending May 31, 2023. Based on our 64th TSR percentile as of May 31, 2021, the final date of the first performance period, one third of the 2020 PSUs were earned and became vested at such time. The outstanding 2020 PSUs represent the remaining target number of shares subject to the PSU that may be earned.
(4) PSUs with a grant date of July 1, 2021 (or 2021 PSUs) vest based on our total stockholder return percentile rank (or TSR Percentile Rank) within the range of the percentile distribution of the total stockholder returns of the companies included in the S&P 600 Health Care Equipment and Services Index over the following three performance periods: (i) the single year beginning July 1, 2021 and ending June 30, 2022, (ii) the two approximate years beginning July 1, 2021 and ending May 31, 2023 and (iii) the three approximate years beginning July 1, 2020 and ending May 31, 2024. The unvested 2021 PSUs in the table above include the target number of 2021 PSUs. If the PSUs metrics were achieved at maximum, the executive (if applicable) would be eligible to receive the maximum number of 2021 PSUs included in the “Grant of Plan-Based Awards” table above.
(5) The market value of the PSUs that have not vested is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing price of our common stock on December 31, 2021, the last trading day of our fiscal year, which was $64.84.

(6) Except as otherwise described in these footnotes, all options vest as to 1/4th of the shares of common stock underlying the options on the first anniversary of the vesting commencement date and as to 1/48th of the shares of common stock underlying the option each month thereafter.
(7) The exercise price of our equity awards granted after March 28, 2012 is the closing price of our common stock on the date of grant.

For additional information on the treatment of stock options, PSUs and RSUs in connection with the pending Merger, see the section titled “Treatment in Connection with the Merger” above.

2021 Option Exercises and Stock Vested

The following table shows stock options exercised by our named executive officers in fiscal year 2021 as well as stock awards that vested during fiscal year 2021.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Brent D. Lang	109,896	4,892,793	139,395	4,904,725
Steven J. Anheier	—	—	7,165	315,500
Justin R. Spencer	—	—	47,646	1,677,713
Paul T. Johnson	30,000	1,307,669	47,646	1,677,713
M. Bridget Duffy	7,500	334,772	34,848	1,216,896
Douglas A. Carlen	—	—	34,848	1,216,896
____________________
(1) The value realized on exercise is calculated as the difference between the market price of our common stock at the time of exercise on the exercise date and the applicable exercise price of those options.
(2) The value realized on vesting is calculated by multiplying the number of shares vesting by the closing price of our common stock as traded on the NYSE on the applicable vesting date or, if the vesting date was not a trading day, the next trading date.

CEO Pay Ratio

The 2021 annual total compensation of our Chief Executive Officer was $8,072,541, the 2021 annual total compensation of our median compensated employee was $187,093 and the ratio of these amounts is 43.1 to 1.

In 2021, there was no change in our employee population or employee compensation arrangements that we believe would significantly impact the pay ratio. Accordingly, for purposes of calculating the pay ratio set forth above, we are permitted to use the same median employee that we identified for purposes of our 2020 pay ratio. For a description of our methodology for identifying the median employee, see “CEO Pay Ratio” on page 48 of our definitive proxy statement filed with the Securities and Exchange Commission on April 16, 2020.

Because SEC rules for identifying the median of the annual total compensation of all employees allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates and assumptions in calculating their pay ratios. As explained by the SEC when it adopted these rules, the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.

Employment, Severance and Change of Control Agreements

Brent D. Lang. We entered into an offer letter agreement with Brent D. Lang, our President and Chief Executive Officer, dated June 8, 2012, which superseded an offer letter agreement, dated November 12, 2007. The offer letter agreement has no specific term and constitutes at-will employment.

In addition, in April 2013 our Compensation Committee authorized that we enter into a revised change of control severance agreement, in the form previously approved by our Board of Directors, with Mr. Lang to reflect his transition to our Chief Executive Officer in June 2013. Our Compensation Committee amended and restated this change of control severance agreement in September 2021 to make certain clarifications, but did not modify the benefits payable in connection with a termination of employment or a change of control of the company. The agreement with Mr. Lang provides that, in the event of

Mr. Lang’s termination without cause or resignation for good reason, he will be entitled to receive cash severance payments equal to one year of his annual base salary, plus the greater of his target bonus for the year of termination or the amount of bonus paid to him in the prior year, plus 12 months of acceleration of outstanding equity awards and 12 months of COBRA coverage. For a termination without cause or resignation for good reason occurring within two months prior to, or 12 months following, a change of control of Vocera (the “Change of Control Period”), the agreement provides that Mr. Lang will be entitled to receive a cash severance payment equal to 150% of his annual base salary plus 150% of the greater of his target bonus for the year of termination or the amount of bonus paid to him in the prior year, plus acceleration of 100% of his outstanding equity awards in addition to 18 months of COBRA coverage.

In addition, Mr. Lang’s PSUs, granted in June 2020 and July 2021, the terms of which are described above in “Compensation Discussion and Analysis — Equity-Based Awards” provide that upon a termination of Mr. Lang’s employment with us for any reason other than a termination without cause or resignation for good reason prior to the end of an applicable Performance Period (as described above in “Compensation Discussion and Analysis — Equity-Based Awards”), all PSUs which have not been earned as of the date of such termination will be forfeited. In the event Mr. Lang’s employment with us terminates due to a termination without cause or resignation for good reason, in each case outside of the Change in Control Period (as defined in Mr. Lang’s change of control severance agreement and described above), Mr. Lang will remain eligible to vest in any PSUs that are earned as a result of the achievement of the performance metrics in respect of the Performance Period that ends within twelve months following the date of such termination as if he had remained employed with us on the date such Performance Period ended, subject to any reduction for prior earned tranches of the PSUs, if applicable (as described above in “Compensation Discussion and Analysis — Equity Based Awards”).

In the event of a “corporate transaction”, as defined in our 2012 Equity Incentive Plan or 2021 Equity Incentive Plan, as applicable, before the end of any of the Performance Periods, a CIC Performance Period (or the CIC Performance Period) beginning on the grant date of a PSU award and ending on the last trading day immediately preceding the closing date of the corporate transaction will be used for determining the number of earned PSUs, except that our TSR (as described above in “Compensation Discussion and Analysis — Equity-Based Awards”) for such period will be determined by using the price per share to be paid to stockholders in such corporate transaction. The PSUs earned during such period will be reduced by the number of PSUs previously earned during prior Performance Periods, as applicable. The number of PSUs earned in respect of the CIC Performance Period will be multiplied by a fraction, the numerator of which equals the number of days in the CIC Performance Period and the denominator of which equals the number of days contained in the third Performance Period, and such number of PSUs shall be settled within 30 days following the corporate transaction (or the Closing-Settled PSUs). The portion of PSUs earned during the CIC Performance Period that exceeds the number of Closing-Settled PSUs will convert to time-based vesting (or the Time-Vesting PSUs) and will vest in equal installments on the remaining original Performance Period end dates, subject to Mr. Lang’s employment on such dates. In the event that the PSUs are not assumed or replaced by the successor entity in connection with the corporate transaction, any PSUs that are earned upon the corporate transaction as described in this paragraph will become vested immediately prior to the corporate transaction. In the event of a termination without cause or resignation for good reason during the Change in Control Period, 100% of the Time-Vesting PSUs shall accelerate (the “Time-Vesting Acceleration Percentage”).

For additional information on the treatment of stock options, PSUs and RSUs in connection with the pending Merger, see the section titled “Treatment in Connection with the Merger” above.

Steven J. Anheier. We entered into an offer letter agreement with Steven J. Anheier, our Chief Financial Officer, dated July 31, 2019. The offer letter agreement has no specific term and constitutes at-will employment.

In addition, we entered into a change of control severance agreement with Mr. Anheier in June 2021. Our Compensation Committee amended and restated this change of control severance agreement in September 2021 to make certain clarifications, but did not modify the benefits payable in connection with a termination of employment or a change of control of the company. The agreement with Mr. Anheier provides that, in the event of Mr. Anheier’s termination without cause, he will be entitled to receive cash severance payments equal to 75% of his annual base salary, plus 12 months of acceleration of outstanding equity awards and 9 months of COBRA coverage. For a termination without cause or resignation for good reason occurring within a Change of Control Period, the agreement provides that Mr. Anheier will be entitled to receive a cash severance payment equal to 100% of his annual base salary plus 100% of the greater of his target bonus for the year of termination or the amount of bonus paid to him in the prior year, plus acceleration of 100% of his outstanding equity awards in addition to 12 months of COBRA coverage. In addition, Mr. Anheier was granted an award of PSUs on July 1, 2021, subject to the same terms and conditions upon termination and a change of control as described for Mr. Lang above.

Justin R. Spencer. We entered into an offer letter agreement with Justin R. Spencer, our former Chief Financial Officer and Executive Vice President, dated July 30, 2014. The offer letter agreement had no specific term and constituted at-will employment.

In addition, we had entered into a change of control severance agreement with Mr. Spencer in August 2014. The agreement with Mr. Spencer provides that, in the event of Mr. Spencer’s termination without cause, he will be entitled to receive cash severance payments equal to 75% of his annual base salary, plus 12 months of acceleration of outstanding equity awards and 9 months of COBRA coverage. For a termination without cause or resignation for good reason occurring within a Change of Control Period, the agreement provides that Mr. Spencer will be entitled to receive a cash severance payment equal to 100% of his annual base salary plus 100% of the greater of his target bonus for the year of termination or the amount of bonus paid to him in the prior year, plus acceleration of 100% of his outstanding equity awards in addition to 12 months of COBRA coverage. In addition, Mr. Spencer was granted an award of PSUs, subject to the same terms and conditions upon termination and a change of control as described for Mr. Lang above. None of Mr. Spencer’s PSUs remain outstanding.

Mr. Spencer left the company in June 2021. He is no longer eligible for any payments under his change of control severance agreement.

Paul T. Johnson. We entered into an offer letter agreement with Paul T. Johnson, Chief Commercial Officer, dated September 27, 2013. The offer letter agreement has no specific term and constitutes at-will employment.

In addition, we have entered into a change of control severance agreement with Mr. Johnson in October 2013. Our Compensation Committee amended and restated this change of control severance agreement in September 2021 to make certain clarifications, but did not modify the benefits payable in connection with a termination of employment or a change of control of the company. The agreement with Mr. Johnson provides that, in the event of Mr. Johnson’s termination without cause, he will be entitled to receive cash severance payments equal to 75% of his annual base salary, plus 12 months of acceleration of outstanding equity awards and 9 months of COBRA coverage. For a termination without cause or resignation for good reason occurring within a Change of Control Period, the agreement provides that Mr. Johnson will be entitled to receive a cash severance payment equal to 100% of his annual base salary plus 100% of the greater of his target bonus for the year of termination or the amount of bonus paid to him in the prior year, plus acceleration of 100% of his outstanding equity awards in addition to 12 months of COBRA coverage. In addition, Mr. Johnson was granted an award of PSUs on June 1, 2020 and July 1, 2021, subject to the same terms and conditions upon termination and a change of control as described for Mr. Lang above.

M. Bridget Duffy. We entered into an offer letter agreement with M. Bridget Duffy, our Chief Medical Officer, dated November 3, 2010. The offer letter agreement has no specific term and constitutes at-will employment.

In addition, we have entered into a change of control severance agreement with Ms. Duffy in August 2011. Our Compensation Committee amended and restated this change of control severance agreement in September 2021 to make certain clarifications, but did not modify the benefits payable in connection with a termination of employment or a change of control of the company. The agreement with Ms. Duffy provides that, in the event of Ms. Duffy’s termination without cause, she will be entitled to receive cash severance payments equal to 50% of her annual base salary, plus 12 months of acceleration of outstanding equity awards and 6 months of COBRA coverage. For a termination without cause or resignation for good reason occurring within a Change of Control Period, the agreement provides that Ms. Duffy will be entitled to receive a cash severance payment equal to 75% of her annual base salary plus 75% of the greater of her target bonus for the year of termination or the amount of bonus paid to her in the prior year, plus acceleration of 50% of her outstanding equity awards in addition to 9 months of COBRA coverage. In addition, Ms. Duffy was granted an award of PSUs on June 1, 2020 and July 1, 2021, subject to the same terms and conditions upon termination and a change of control as described for Mr. Lang above, except that Ms. Duffy’s Time-Vesting Acceleration Percentage is 50%.

Douglas A. Carlen. We entered into an offer letter agreement with Douglas A. Carlen, our General Counsel, dated May 19, 2016. The offer letter agreement has no specific term and constitutes at-will employment.

In addition, we have entered into a change of control severance agreement with Mr. Carlen in July 2016. Our Compensation Committee amended and restated this change of control severance agreement in September 2021 to make certain clarifications, but did not modify the benefits payable in connection with a termination of employment or a change of control of the company. The agreement with Mr. Carlen provides that, in the event of Mr. Carlen’s termination without cause, he will be entitled to receive cash severance payments equal to 50% of his annual base salary, plus 12 months of acceleration of outstanding equity awards and 6 months of COBRA coverage. For a termination without cause or resignation for good reason occurring within a Change of Control Period, the agreement provides that Mr. Carlen will be entitled to receive a cash severance payment equal to 75% of his annual base salary plus 75% of the greater of his target bonus for the year of termination or the amount of bonus paid to him in the prior year, plus acceleration of 50% of his outstanding equity awards in addition to 9 months of COBRA coverage. In addition, Mr. Carlen was granted an award of PSUs on June 1, 2020 and July 1, 2021, subject to the same terms and conditions upon termination and a change of control as described for Mr. Lang above, except that Mr. Carlen’s Time-Vesting Acceleration Percentage is 50%.

The following table sets forth quantitative estimates of the benefits that would have accrued to our named executive officers pursuant to the terms of each of their respective severance agreements, assuming that such executive officer’s employment terminated on December 31, 2021 and the conditions for such benefits were satisfied:

Name		Cash Severance ($)	Benefit Continuation ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Total($)
Brent D. Lang
	Termination	1,141,256	34,374	10,982,762	—	12,158,392
	Within Change of Control Period	1,711,884	51,561	29,027,572	—	30,791,017
Steven J. Anheier
	Termination	243,750	32,369	1,789,822	—	2,065,941
	Within Change of Control Period	512,328	43,158	4,548,330	—	5,103,816
Paul T. Johnson
	Termination	279,000	32,369	3,768,976	—	4,080,345
	Within Change of Control Period	565,829	43,158	9,999,431	—	10,608,418
M. Bridget Duffy
	Termination	179,000	15,203	2,674,607	—	2,868,810
	Within Change of Control Period	359,598	22,805	2,698,673	—	3,081,076
Douglas A. Carlen
	Termination	151,500	21,579	2,674,607	—	2,847,686
	Within Change of Control Period	337,397	32,369	2,698,673	—	3,068,439

(1) The value of accelerated RSUs is calculated by multiplying the number of shares being accelerated by the closing price of our common stock on December 31, 2021, the last trading day of our fiscal year, which was $64.84. The value of accelerated PSUs is calculated as described above, using the closing price of our common stock on December 31, 2021, the last trading day of our fiscal year, which was $64.84.
(2) As of December 31, 2021, all options are fully vested, and the underlying shares are no longer subject to acceleration under change of control severance agreements.

The severance payments under the change of control severance agreements with each of our executive officers are contingent upon such executive officer’s execution, delivery and non-revocation of a release and waiver of claims satisfactory to us within 45 days of such executive officer’s separation from service.

For information on the treatment of stock options, PSUs and RSUs in connection with the pending Merger, see the section titled “Treatment in Connection with the Merger” above. Please also see page 13 of the Schedule 14D-9 filed with the Securities and Exchange Commission on January 25, 2021 for a table quantifying amounts payable in connection with the Merger.

Mr. Spencer left the company in June 2021. He did not receive any termination benefits or payments and was not eligible for any as of December 31, 2021.

Restricted Covenant & Compensation Recovery Agreement

On February 8, 2022, Stryker and each of Brent D. Lang, our Chief Executive Officer, Paul T. Johnson, our Chief Commercial Officer, Douglas A. Carlen, our General Counsel, and Steven J. Anheier, our Chief Financial Officer (each, a “Restricted Executive”) entered into a Restrictive Covenant and Compensation Recovery Agreement (each a “Restrictive Covenant Agreement”). Each Restrictive Covenant Agreement requires that each Restricted Executive, for a period of three (3) years following the date upon which the Merger is consummated (the “Closing Date”): (i) not compete, directly or indirectly, with the Company’s business as it exists as of the Closing Date, (ii) not solicit certain employees and independent contractors of the Company and (iii) not solicit the business of certain current, prospective of past customers of the Company. Certain violations by a Restricted Executive of the applicable Restrictive Covenant Agreement may require such executive to repay to Stryker a designated amount of the consideration received by the Restricted Executive in connection with the Merger. The Restrictive Covenant Agreements are contingent upon and effective as of the consummation of the Merger. Other than the Restrictive Covenant Agreements, none of the Restricted Executives have entered into any other agreements with Stryker or any of its affiliates.

Director Compensation

We compensate our non-employee directors with a combination of cash and equity. The form and amount of compensation paid to our non-employee directors for serving on our Board and its committees is designed to be competitive in light of industry practices and the obligations imposed by such service. In order to align the long-term interests of our directors with those of our stockholders, a portion of the director compensation is provided in equity-based compensation. The value of total annualized compensation of our non-employee directors is targeted to be at approximately the median of a peer group of similarly-sized technology companies with similar business and financial characteristics. The director compensation practice of this peer group of companies was the benchmark used when considering the competitiveness of our director compensation. Our Compensation Committee’s independent compensation consultant, Compensia, previously collected and developed the competitive data and analyses that the Committee used to benchmark and establish our director compensation and based on advice from Compensia, the Compensation Committee determined that our non-employee director compensation is reasonable and appropriate, and the Board approved the director compensation as set forth below. The Compensation Committee periodically reviews market data in consultation with its independent advisor Compensia.

Annual Cash Retainer. Each director receives an annual base cash retainer of $40,000 for general board service, to be paid quarterly. Additionally, we compensate our Board of Directors for service on our committees and for service as our lead independent director and the chair of our Board as follows:

•The chair of our Audit Committee receives an annual cash retainer of $20,000 for such service, paid quarterly, and each of the other members of the Audit Committee receives an annual cash retainer of $10,000, paid quarterly.
•The chair of our Compensation Committee receives an annual cash retainer of $12,500 for such service, paid quarterly, and each of the other members of the Compensation Committee receives an annual cash retainer of $5,000, paid quarterly.
•The chair of our Governance and Nominating Committee receives an annual cash retainer of $9,000 for such service, paid quarterly, and the other member of the Governance and Nominating Committee receives an annual cash retainer of $5,000, paid quarterly.
•Our lead independent director receives an additional annual cash retainer of $20,000 for such service, paid quarterly.
•The non-executive chair of our Board of Directors receives an additional annual cash retainer of $25,000 for such service, paid quarterly. Since our current chair, Mr. Lang, is an executive officer of the Company, he does not receive this cash retainer.

Equity Awards. In April 2021, the Board approved the annual equity grant to non-employee directors effective July 1, 2021 of a number of restricted stock units calculated as $150,000 divided by the average daily closing price of our common stock as reported by the New York Stock Exchange during May 2021 (rounded down to the nearest share). Each restricted stock unit (“RSU”) will vest in full on the earlier of (i) July 1, 2022 or (ii) the date of the 2022 annual meeting, subject to the director’s continuous service through such vesting date, and will automatically vest in full upon a change of control of our company. Equity awards for new non-employee directors shall be determined by the Compensation Committee. Notwithstanding the foregoing, no non-employee director shall receive equity awards, that when combined with cash compensation received for service as a non-employee director, with a fair market value on the date of grant that exceeds (i) $600,000 in value in the year of such director’s initial appointment to the Board or (ii) $400,000 in value in any other calendar year.

Other. We reimburse all of our directors for travel, director continuing education programs and other business expenses incurred in connection with their services as a member of our Board of Directors and its committees, and we extend coverage to them under our travel accident and directors’ and officers’ indemnification insurance policies.

The following table provides information for the year ended December 31, 2021 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director during 2021. Mr. Lang, our current Chairman and Chief Executive Officer, did not receive any compensation for his service as director during the year ended December 31, 2021.

2021 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Michael Burkland	48,750	174,459	223,209
Julie Iskow	42,000	174,459	216,459
Howard E. Janzen	63,750	174,459	238,209
Alexa King	51,000	174,459	225,459
John N. McMullen	57,500	174,459	231,959
Sharon L. O’Keefe	42,500	174,459	216,959
Ronald A. Paulus	43,750	174,459	218,209
Bharat Sundaram	42,000	174,459	216,459
______________________

(1) Amounts shown in this column reflect the aggregate grant date fair value calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 for awards granted during the fiscal year.

Our non-employee directors held the following number of outstanding RSUs as of December 31, 2021:

Name	Stock Awards
Michael Burkland	4,379
Julie Iskow	4,379
Howard E. Janzen	4,379
Alexa King	4,379
John N. McMullen	4,379
Sharon L. O’Keefe	4,379
Ronald A. Paulus	4,379
Bharat Sundaram	4,379

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the number of securities underlying outstanding options, stock awards, warrants and rights granted to employees and directors, as well as the number of securities remaining available for future issuance, under the company’s equity compensation awards as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options(1) ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders	2,209,958(2)	13.69	1,205,378
Equity compensation plans not approved by security holders(3)	37,543	N/A	0
Total	2,247,501	13.69	1,205,378

(1) The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs have no exercise price.
(2) Excludes purchase rights accruing under our ESPP.
(3) For a further description of the 2020 Equity Incentive Plan, see Note 10 of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2021.

Beneficial Ownership of Certain Stockholders, Directors and Executive Officers

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 14, 2022, by:

•each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
•each of our directors or director nominees;
•each of our named executive officers; and
•all of our directors and executive officers as a group.

Percentage ownership of our common stock is based on 34,951,078 shares of our common stock outstanding on January 14, 2022. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed all shares of common stock subject to options, restricted stock units or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of January 14, 2022 to be outstanding and to be beneficially owned by the person or entity holding the option for the purpose of computing the percentage ownership of that person or entity but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Vocera Communications, Inc., 3030 Orchard Parkway, San Jose, CA 95134.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
5% or greater stockholders
Brown Capital Management, LLC(1)	4,455,563	12.75%
Conestoga Capital Advisors, LLC(2)	2,291,644	6.56%
Blackrock, Inc.(3)	3,409,687	9.76%
Geneva Capital Management LLC(4)	1,944,655	5.56%
The Vanguard Group(5)	1,794,572	5.13%
Named Executive Officers, Directors and Director Nominees
Michael Burkland	40,558	*
Douglas A. Carlen	29,485	*
Steven J. Anheier	3,969	*
Justin Spencer	54,452	*
M. Bridget Duffy	13,343	*
Julie Iskow	12,041	*
Howard E. Janzen	48,687	*
Paul T. Johnson(6)	113,110	*
Alexa King	37,729	*
Brent D. Lang(7)	252,048	*
John N. McMullen	20,950	*
Sharon L. O’Keefe	39,687	*
Ronald A. Paulus	11,815	*
Bharat Sundaram	12,041	*
All officers and directors as a group (14 persons)(8)	689,915	1.82%
____________________
* Represents beneficial ownership of less than 1% of our outstanding shares of common stock.
(1) Based solely on the information set forth in a Schedule 13G/A filed with the SEC on February 14, 2022 by Brown Capital Management, LLC. Represents 4,455,563 shares beneficially owned by Brown Capital Management, LLC, as of December 31, 2021, over which it has sole voting power with respect to 2,797,686 shares and sole dispositive power with respect to 4,455,563 shares. Included in the shares beneficially owned by Brown Capital Management, LLC are 2,292,529 shares beneficially owned by The Brown Capital Management Small Company Fund, a registered investment company, which is managed by Brown Capital Management, LLC. The Brown Capital Management Small Company Fund has sole voting and dispositive power over the shares it beneficially owns. The address of Brown Capital Management, LLC is 1201 N. Calvert Street, Baltimore, MD 21202.
(2) Based solely on the information set forth in a Schedule 13G/A filed with the SEC on January 10, 2022 by Conestoga Capital Advisors, LLC. Represents 2,291,644 shares beneficially owned by Conestoga Capital Advisors, LLC and its affiliated entities, as of December 31, 2021, over which it has sole voting power with respect to 2,190,473 shares and sole dispositive power with respect to 2,291,644 shares. The address of Conestoga Capital Advisors, LLC is 550 E. Swedesford Rd. Ste 120, Wayne, PA 19087.
(3) Based solely on the information set forth in a Schedule 13G/A filed with the SEC on February 3, 2022 by Blackrock, Inc. Represents 3,409,687 shares beneficially owned by Blackrock, Inc. and its affiliated entities, as of

December 31, 2021, over which it has sole voting power with respect to 3,255,167 shares and sole dispositive power with respect to 3,409,687 shares. The address of Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055.
(4) Based solely on the information set forth in a Schedule 13G filed with the SEC on February 11, 2022 by Geneva Capital Management LLC. Represents 1,944,655 shares beneficially owned by Geneva Capital Management LLC, as of December 31, 2021, over which it has shared voting power regarding 1,854,911 shares and shared dispositive power over 1,944,655 shares. The address of Geneva Capital Management, LLC is 100 E. Wisconsin Ave., Suite 2550, Milwaukee, WI 53202.
(5) Based solely on the information set forth in a Schedule 13G/A filed with the SEC on February 10, 2022 by The Vanguard Group. Represents 1,794,572 shares beneficially owned by The Vanguard Group and its affiliated entities, as of December 31, 2021, over which it has shared voting power over 65,754, sole dispositive power with respect to 1,702,195 shares., and shared dispositive power over 92,377 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(6) Represents 64,558 shares held by Mr. Johnson and 48,552 options that are exercisable within 60 days of January 14, 2022.
(7) Represents 252,045 shares held by the Lang Van Schaack Family Revocable Trust and 3 options held by Mr. Lang that are exercisable within 60 days of January 14, 2022.
(8) Includes 48,555 options that are exercisable within 60 days of January 14, 2022.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

From January 1, 2021 to the present, there have been no material transactions, and there are currently no proposed transactions, to which we or any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest, except for payments set forth under “Executive Compensation” and “Director Compensation” above.

Review, approval or ratification of transactions with related parties

Our Board of Directors recognizes that transactions between our company and persons or entities that may be deemed related persons can present potential or actual conflicts of interest and create the appearance of impropriety. Accordingly, our Board has delegated authority for the review and approval of all related person transactions to the Governance and Nominating Committee of our Board of Directors. We have adopted a Related Person Transactions Policy to provide procedures for reviewing, approving and ratifying any transaction involving our company or any of its subsidiaries in which a 5% or greater stockholder, director, executive officer or members of their immediate family have or will have a material interest as determined by our Governance and Nominating Committee. This policy is intended to supplement, and not to supersede, our company’s other policies that may be applicable to or involve transactions with related persons. The full text of this policy is posted on the investor relations section of our website at www.vocera.com.

Director Independence

Our common stock is listed on the New York Stock Exchange. The listing rules of the New York Stock Exchange require that a majority of the members of our Board of Directors be independent. Our Board of Directors has confirmed that all of our directors and director nominees are independent, except Brent D. Lang. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, our Board of Directors determined each of Michael Burkland, Julie Iskow, Howard E. Janzen, Alexa King, John N. McMullen, Sharon L. O’Keefe, Ronald A. Paulus and Bharat Sundaram does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors or director nominees is “independent” as that term is defined under the rules of the New York Stock Exchange and the Securities and Exchange Commission. In making this determination, our Board of Directors considered the relationships that each director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including certain contracts for products or services in place between Vocera and entities affiliated with our directors. Each director who serves on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent under the listing rules of the New York Stock Exchange. See “Corporate Governance” in Item 10 above for more information.

Presiding Director of Independent Director Meetings

The independent directors meet in regularly scheduled executive sessions without management over which our lead independent director presides. Our lead independent director is currently Mr. Janzen.

Board and Committee Meetings and Attendance

The Board of Directors and its committees meet throughout the year on a pre-determined schedule and also hold special meetings and act by written consent from time to time.

Typically, in conjunction with the regularly scheduled meetings of the Board, the independent directors meet in executive sessions outside the presence of management.

Item 14.    Principal Accounting Fees and Services

Principal Accountant Fees and Services

We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our Audit Committee annually. In accordance with standard policy, Deloitte & Touche LLP (PCAOB ID No. 34) will periodically rotate the individuals responsible for our audit.

In addition to performing the audit of our consolidated financial statements, Deloitte & Touche LLP had provided various other services during fiscal year 2021. Our Audit Committee determined that Deloitte & Touche LLP’s provisioning of these services, which are described below, did not impair its independence from us. The aggregate fees billed for fiscal years 2021 and 2020 for each of the following categories of services are as follows:

Fees Billed to Vocera	Fiscal Year 2021	Fiscal Year 2020
Audit fees(1)	$2,052,513	$1,548,814
Audit-related fees(2)	15,000	7,500
Tax fees(3)	34,720	21,505
All other fees	—	—
Total fees	$2,102,233	$1,577,819
_____________________
(1) “Audit fees” include fees for audit services primarily related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; registration statements, consents, and assistance with and review of documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2) “Audit-related fees” include fees billed for professional services associated with SEC registration statements and other documents filed with the SEC
(2) “Tax fees” include fees for tax compliance and advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters; assistance with sales tax; assistance with tax matters related to acquisitions and assistance with tax audits.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services relating to the fees described in the table above were approved by our Audit Committee.

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
3. Exhibits:

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit title	Form	File No.	Date	Number	Filed herewith

1.01	Agreement and Plan of Merger, dated as of January 6, 2022, by and among Stryker Corporation, Voice Merger Sub Corp., and Vocera Communications, Inc.	8-K	001-35469	January 6, 2022	1.01

3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-183546	August 24, 2012	3.01

3.02	Amended and Restated stated Bylaws of Vocera Communications, Inc.	8-K	001-35469	April 23, 2020	3.01

4.01	Amended and Restated Investor Rights Agreement, dated as of October 10, 2006, by and among the Registrant and certain investors of the Registrant.	S-1	333-175932	August 1, 2011	4.02

4.02	Indenture dated May 17, 2018 by and among the Registrant and U.S. Bank National Association.	8-K	011-35469	May 17, 2018	4.01

4.03	Description of the Registrant's Securities	10-K	011-35469	February 26, 2020	4.03

4.04	Indenture dated March 12, 2021 by and among the Registrant and U.S. Bank National Association	8-K	001-35469	March 15, 2021	4.1

10.01	Forms of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-175932	August 1, 2011	10.01

10.02+	2006 Stock Option Plan, as amended, and form of stock option agreement.	S-1(A2)	333-175932	February 24, 2012	10.03

10.03+	2012 Equity Incentive Plan and forms of equity award agreements.	8-K	001-35460	June 6, 2018	10.01

10.04+	Form of 2012 Equity Incentive Plan Notice of Performance Stock Unit Award and Performance Stock Unit Award Agreement	8-K	011-35469	May 6, 2020	10.1

10.05+	Amended and Restated 2012 Employee Stock Purchase Plan.	14A	001-35469	April 15, 2021	Appendix B

10.06+	Form of Option Agreement dated July 31, 2007, by and between the Registrant and each of Brent Lang and Robert Zollars.	S-1	333-175932	August 1, 2011	10.06

10.07+	2010 Stock Option Agreement to purchase common stock, dated as of November 3, 2010, issued by the Registrant to DS Consulting Associates, LLC and 2011 Stock Option Agreement to purchase common stock, dated as of November 3, 2010 issued by the Registrant to DS Consulting Associates, LLC.	S-1	333-175932	August 1, 2011	10.07

10.08+	2016 Equity Inducement Plan.	10-Q	001-35469	November 7, 2016	10.02

10.09+	Form of Global Agreements under the 2016 Equity Inducement Plan.	10-Q	001-35469	November 7, 2016	10.04

10.10	Lease Agreement, dated as of September 26, 2007, by and between 525 Race Street, LLC and the Registrant, as amended on February 17, 2011.	S-1	333-175932	August 1, 2011	10.11

10.11†	Original Equipment Manufacturer Agreement, dated as of April 25, 2002, by and between Nuance Communications, Inc. and the Registrant, as amended through April 4, 2006.	S-1	333-175932	August 1, 2011	10.13

10.12†	Contract Manufacturing Agreement, dated as of June 7, 2010, by and between SMTC Corporation and the Registrant.	S-1	333-175932	August 1, 2011	10.14

10.14+	Form of non-plan Restricted Stock Purchase Agreement for non-employee directors.	S-1(A2)	333-175932	February 24, 2012	10.17

10.15	Second Amendment to Lease, dated April 20, 2015, by and between the Registrant and 525 Race Street, LLC	10-Q	001-35469	August 6, 2015	10.01

10.16	Membership Interest Purchase Agreement, dated October 27, 2016 by and among the Registrant, each of the members of Extension, LLC and the Sellers Representative named therein.	10-Q	001-35469	November 7, 2016	10.01

10.17	Form of Base Capped Call Confirmation (2018)	8-K	001-35469	May 17, 2018	99.1

10.18	Form of Additional Capped Call Confirmation (2018)	8-K	001-35469	May 17, 2018	99.2

10.19+	2020 Equity Inducement Plan	S-8	333-248410	August 25, 2020	99.1

10.20+	Form of Global Agreements under the 2020 Equity Inducement Plan	S-8	333-248410	August 25, 2020	99.2

10.21	Form of Base Capped Call Confirmation (2021)	8-K	001-35469	March 15, 2021	99.1

10.22	Sublease Agreement, dated May 25, 2021, by and between Arlo Technologies, Inc. and the Registrant	10-Q	001-35469	August 8, 2021	10.01

10.23	2021 Equity Incentive Plan	S-8	333-256867	June 7, 2021	99.1

10.24	Form of Performance Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan	10-Q	001-35469	August 8, 2021	10.03

10.25	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan	10-Q	001-35469	August 8, 2021	10.04

10.26	Form of Stock Option Agreement under the 2021 Equity Incentive Plan	10-Q	001-35469	August 8, 2021	10.05

10.27	Form of Performance Stock Option Agreement under the 2021 Equity Incentive Plan	10-Q	001-35469	August 8, 2021	10.06

10.28	Form of Change and Control and Severance Agreement	10-Q	001-35469	August 8, 2021	10.07

10.29
Form of Restrictive Covenant and Compensation Recovery Agreement entered into by and among Stryker and each of Brent D. Lang, Paul T. Johnson, Douglas A. Carlen, and Steven J. Anheier on February 8, 2022.
		14D-9/A	005-86795	February 8, 2022	99.(E)(13)

21.01	List of subsidiaries.					X

24.01	Power of Attorney (included on signature page).					X

31.01*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101	X

+	Indicates management contract or compensatory plan or arrangement.

†	Portions of have been granted confidential treatment by the SEC.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCERA COMMUNICATIONS, INC.

Date: February 22, 2022	By:	/S/ Brent D. Lang
Brent D. Lang Chief Executive Officer
(Principal Executive Officer)
Date: February 22, 2022	By:	/S/ Steven J. Anheier
Steven J. Anheier Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent D. Lang, Steven J. Anheier, and Douglas A. Carlen, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brent D. Lang
Brent D. Lang	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2022

/s/ Steven J. Anheier
Steven J. Anheier	Chief Financial Officer (Principal Financial Officer)	February 22, 2022

/s/ Michael Burkland
Michael Burkland	Director	February 22, 2022

/s/ Julie Iskow
Julie Iskow	Director	February 22, 2022

/s/ Howard E. Janzen
Howard E. Janzen	Director	February 22, 2022

/s/ Alexa King
Alexa King	Director	February 22, 2022

/s/ John N. McMullen
John N. McMullen	Director	February 22, 2022

/s/ Sharon O'Keefe
Sharon O'Keefe	Director	February 22, 2022

/s/ Ronald A. Paulus
Ronald A. Paulus	Director	February 22, 2022

/s/ Bharat Sundaram		February 22, 2022
Bharat Sundaram	Director